Form 10-K
period 2019-12-31
MERCURY GENERAL CORP
filed 2020-02-12
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ___________ to ___________

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
____________________________

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

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2019 was $1,704,918,875 (which represents 27,278,702 shares of common equity held by non-affiliates multiplied by $62.50, the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).

At February 6, 2020, the registrant had issued and outstanding an aggregate of 55,357,691 shares of its Common Stock.
____________________________

Documents Incorporated by Reference
Certain information from the registrant’s definitive proxy statement for the 2020 Annual Meeting of Shareholders is incorporated herein by reference into Part III hereof.

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

The direct premiums written for the years ended December 31, 2019, 2018 and 2017 by state and line of insurance business were:

Year Ended December 31, 2019
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$2,478,477	$520,062	$139,367	$123,735	$3,261,641	86.4%
Other states (1)	342,005	78,478	77,960	14,506	512,949	13.6%
Total	$2,820,482	$598,540	$217,327	$138,241	$3,774,590	100.0%
	74.6%	15.9%	5.8%	3.7%	100.0%

Year Ended December 31, 2018
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$2,346,403	$458,065	$120,234	$114,838	$3,039,540	85.6%
Florida	126,756	7	14,149	114	141,026	4.0%
Other states (1)	230,417	66,838	64,069	9,027	370,351	10.4%
Total	$2,703,576	$524,910	$198,452	$123,979	$3,550,917	100.0%
	76.1%	14.8%	5.6%	3.5%	100.0%

Year Ended December 31, 2017
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$2,117,882	$404,645	$102,204	$109,779	$2,734,510	84.1%
Florida	140,288	4	17,089	680	158,061	4.9%
Other states (1)	221,871	65,269	58,939	10,282	356,361	11.0%
Total	$2,480,041	$469,918	$178,232	$120,741	$3,248,932	100.0%
	76.3%	14.5%	5.5%	3.7%	100.0%
_____________

(1)	No individual state accounts for more than 4% of total direct premiums written.

The Company offers the following types of automobile coverage: collision, property damage, bodily injury ("BI"), comprehensive, personal injury protection ("PIP"), underinsured and uninsured motorist, and other hazards.

The Company offers the following types of homeowners coverage: dwelling, liability, personal property, fire, and other hazards.

The following table presents the Company's published maximum limits of coverage:

Insurance type	Published maximum limits of coverage
Private Passenger Automobile - bodily injury (BI)	$250,000 per person; $500,000 per accident (1)
Private Passenger Automobile (combined policy limits)	$500,000 per accident
Private Passenger Automobile - property damage	$250,000 per accident (1)
Commercial Automobile (combined policy limits)	$1,000,000 per accident
Homeowner property	no maximum (2) (3)
Homeowner liability	$1,000,000 (3)
Umbrella liability	$5,000,000 (4)
________
(1) The majority of the Company’s automobile policies have coverage limits that are equal to or less than $100,000 per person and $300,000 per accident for BI and $50,000 per accident for property damage.
(2) The Company obtains facultative reinsurance coverage above the $5 million Company retention limit.
(3) The majority of the Company’s homeowners policies have liability coverage limits of $300,000 or less, a replacement value of $500,000 or less, and a total insured value of $1,000,000 or less.
(4) The majority of the Company’s umbrella policies have coverage limits of $1,000,000.

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

Mercury General conducts its business through the following subsidiaries:

Insurance Companies	Formed or Acquired	A.M. Best Rating	Primary States
Mercury Casualty Company ("MCC")(1)	1961	A	CA, AZ, NV, NY, VA
Mercury Insurance Company ("MIC")(1)	1972	A	CA
California Automobile Insurance Company ("CAIC")(1)	1975	A	CA
California General Underwriters Insurance Company, Inc. ("CGU")(1)	1985	Non-rated	CA
Mercury Insurance Company of Illinois	1989	A	IL
Mercury Insurance Company of Georgia	1989	A	GA
Mercury Indemnity Company of Georgia	1991	A	GA
Mercury National Insurance Company	1991	A	IL
American Mercury Insurance Company	1996	A-	OK, CA, TX, VA
American Mercury Lloyds Insurance Company ("AML")	1996	A-	TX
Mercury County Mutual Insurance Company	2000	A-	TX
Mercury Insurance Company of Florida	2001	A	FL
Mercury Indemnity Company of America	2001	A	FL, NJ
Workmen’s Auto Insurance Company ("WAIC")(1)	2015	Non-rated	CA

Non-Insurance Companies	Formed or Acquired	Purpose
Mercury Select Management Company, Inc.	1997	AML’s attorney-in-fact
Mercury Insurance Services LLC	2000	Management services to subsidiaries
AIS Management LLC	2009	Parent company of AIS and PoliSeek
Auto Insurance Specialists LLC ("AIS")	2009	Insurance agency
PoliSeek AIS Insurance Solutions, Inc. ("PoliSeek")	2009	Insurance agency
Animas Funding LLC ("AFL")	2013	Special purpose investment vehicle
Fannette Funding LLC ("FFL")	2014	Special purpose investment vehicle
Mercury Plus Insurance Services LLC	2018	Insurance agency
_____________

(1)	The term "California Companies" refers to MCC, MIC, CAIC, CGU, and WAIC.

Production and Servicing of Business
The Company sells its policies through a network of approximately 9,500 independent agents, its 100% owned insurance agencies, AIS and PoliSeek, and directly through internet sales portals. Approximately 1,870, 1,320, and 1,210 of the independent agents are located in California, Florida, and Texas, respectively. The independent agents and agencies are independent contractors selected and contracted by the Company and generally also represent competing insurance companies. Certain of these independent agencies are under the common ownership of a parent company; however, they each operate autonomously with their own contractual agreements with the Company and hence are accounted for as separate independent agencies. Excluding AIS and PoliSeek, independent agents and agencies collectively accounted for approximately 86% of the Company's direct premiums written in 2019 and no single independent agent or agency accounted for more than 1% of the Company’s direct premiums written during any of the last three years. AIS and PoliSeek represented the Company as independent agencies prior to their acquisition in 2009, and continue to act as independent agencies selling policies for a number of other insurance companies. Policies sold directly through the internet sales portals are assigned to and serviced by the Company's agents and agencies, including AIS and PoliSeek.

The Company believes that it compensates its agents above the industry average. Net commissions incurred in 2019 were approximately 15% of net premiums written.

The Company’s advertising budget is allocated among television, radio, newspaper, internet, and direct mailing media with the intent to provide the best coverage available within targeted media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to generate leads, create brand awareness, and remain competitive in the current insurance climate. In 2019, the Company incurred approximately $42 million in net advertising expense.

Underwriting
The Company sets its own automobile insurance premium rates, subject to rating regulations issued by the Department of Insurance or similar governmental agency of each state in which it is licensed to operate ("DOI"). Each state has different rate approval requirements. See "Regulation—Department of Insurance Oversight."

The Company offers standard, non-standard, and preferred private passenger automobile insurance in 11 states. The Company also offers homeowners insurance in 10 states, commercial automobile insurance in 8 states, and mechanical protection insurance in most states.

In California, "good drivers," as defined by the California Insurance Code, accounted for approximately 86% of the Company's California voluntary private passenger automobile policies-in-force at December 31, 2019, while higher risk categories accounted for approximately 14%. The Company's private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averaged approximately 96% in 2019, 2018, and 2017.

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
The following table provides a reconciliation of beginning and ending estimated reserve balances for the years indicated:

RECONCILIATION OF NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Gross reserves at January 1(1)	$1,829,412	$1,510,613	$1,290,248
Less reinsurance recoverables on unpaid losses	(180,859)	(64,001)	(13,161)
Net reserves at January 1(1)	1,648,553	1,446,612	1,277,087
Incurred losses and loss adjustment expenses related to:
Current year	2,696,230	2,483,693	2,390,453
Prior years	9,794	93,096	54,431
Total incurred losses and loss adjustment expenses	2,706,024	2,576,789	2,444,884
Loss and loss adjustment expense payments related to:
Current year	1,651,550	1,543,828	1,550,789
Prior years	857,872	831,020	724,570
Total payments	2,509,422	2,374,848	2,275,359
Net reserves at December 31(1)	1,845,155	1,648,553	1,446,612
Reinsurance recoverables on unpaid losses	76,100	180,859	64,001
Gross reserves at December 31(1)	$1,921,255	$1,829,412	$1,510,613
_____________

(1)
Under statutory accounting principles ("SAP"), reserves are stated net of reinsurance recoverables on unpaid losses whereas under U.S. generally accepted accounting principles ("GAAP"), reserves are stated gross of reinsurance recoverables on unpaid losses.

The increase in the provision for insured events of prior years in 2019 of approximately $9.8 million primarily resulted from higher than estimated defense and cost containment expenses in the California automobile line of insurance business, partially offset by favorable development on prior years’ loss and loss adjustment expense reserves, including catastrophe losses, in certain of the Company's other lines of insurance business.

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

The Company recorded catastrophe losses net of reinsurance of approximately $53 million, $67 million, and $79 million in 2019, 2018, and 2017, respectively. Catastrophe losses due to events that occurred in 2019 totaled approximately $57 million, with no reinsurance benefits used for these losses, resulting primarily from wildfires and winter storms in California, a hurricane in Texas, and tornadoes and wind and hail storms in the Midwest. These losses were partially offset by favorable development of approximately $4 million on prior years' catastrophe losses, primarily from reductions in the Company's retained portion of losses on the Camp and Woolsey Fires in California under the Company's catastrophe reinsurance treaty, after accounting for the assignment of subrogation rights that occurred in the first quarter of 2019 and the re-estimation of reserves as part of normal reserving procedures. Catastrophe losses before reinsurance benefits totaled approximately $289 million in 2018, primarily resulting from wildfires in Northern and Southern California and weather-related catastrophes across several states. Catastrophe losses before reinsurance benefits totaled approximately $168 million in 2017, resulting primarily from wildfires in Northern and Southern California, severe rainstorms in California, and the impact of hurricanes in Texas, Florida and Georgia.

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
The following table presents, on a statutory basis, the Insurance Companies’ loss, expense and combined ratios, and the private passenger automobile industry combined ratio. The Insurance Companies’ ratios (Company-wide) include lines of insurance business other than private passenger automobile that accounted for 25.3% of direct premiums written in 2019; hence, the Company believes its combined ratio (for private passenger automobile only) is more comparable to the industry ratios.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Loss ratio (Company-wide)	75.2%	76.6%	76.6%	75.3%	72.6%
Expense ratio (Company-wide)	24.5%	24.5%	25.3%	25.7%	26.7%
Combined ratio (Company-wide)(2)	99.7%	101.0%	101.9%	101.0%	99.3%
Combined ratio (Company's private passenger automobile only)	98.2%	99.5%	99.3%	100.8%	99.3%
Industry combined ratio (all writers)(1)	N/A	97.3%	102.2%	106.0%	104.1%
Industry combined ratio (excluding direct writers)(1)	N/A	97.8%	99.9%	99.7%	100.2%
____________

(1)	Source: A.M. Best, Aggregates & Averages (2015 through 2018), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).

(2)	Combined ratio for 2018 does not sum due to rounding.

Premiums to Surplus Ratio
The following table presents the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Guidelines established by the National Association of Insurance Commissioners (the "NAIC") indicate that this ratio should be no greater than 3 to 1.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Amounts in thousands, except ratios)
Net premiums written	$3,731,723	$3,495,633	$3,215,910	$3,155,788	$2,999,392
Policyholders’ surplus	$1,539,998	$1,471,547	$1,589,226	$1,441,571	$1,451,950
Ratio	2.4 to 1	2.4 to 1	2.0 to 1	2.2 to 1	2.1 to 1

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

Tax considerations are important in portfolio management. The Company closely monitors the timing and recognition of capital gains and losses to maximize the realization of any deferred tax assets arising from capital losses. The Company had no capital loss carryforward at December 31, 2019.

Investment Portfolio
The following table presents the composition of the Company’s total investment portfolio:

	December 31,
	2019		2018		2017
	Cost(1)	Fair Value	Cost(1)	Fair Value	Cost(1)	Fair Value
			(Amounts in thousands)
Taxable bonds	$635,283	$637,272	$424,945	$419,352	$356,018	$359,240
Tax-exempt state and municipal bonds	2,337,993	2,456,003	2,544,596	2,565,809	2,467,212	2,533,537
Total fixed maturities	2,973,276	3,093,275	2,969,541	2,985,161	2,823,230	2,892,777
Equity securities	648,282	724,751	544,082	529,631	474,197	537,240
Short-term investments	494,060	494,135	254,518	253,299	302,693	302,711
Total investments	$4,115,618	$4,312,161	$3,768,141	$3,768,091	$3,600,120	$3,732,728
__________

(1)	Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.

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

Investment Results
The following table presents the investment results of the Company for the most recent five years:

	Year Ended December 31,
	2019	2018	2017	2016	2015
		(Dollars in thousands)
Average invested assets at cost(1) (2)	$4,008,601	$3,740,497	$3,582,122	$3,390,769	$3,293,948
Net investment income(3)
Before income taxes	$141,263	$135,838	$124,930	$121,871	$126,299
After income taxes	$125,637	$121,476	$109,243	$107,140	$110,382
Average annual yield on investments(3)
Before income taxes	3.5%	3.6%	3.5%	3.6%	3.8%
After income taxes	3.1%	3.3%	3.1%	3.2%	3.4%
Net realized investment gains (losses) after income taxes	$176,006	$(105,481)	$54,373	$(22,266)	$(54,474)
 __________

(1)
Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.

(2)	At December 31, 2019, fixed maturity securities with call features totaled $2.7 billion at fair value and $2.6 billion at amortized cost.

(3)
During 2019, net investment income before and after income taxes increased primarily due to higher average invested assets. Average annual yield on investments before and after income taxes decreased primarily due to maturity and replacement of higher yielding investments purchased when market interest rates were higher with lower yielding investments, as a result of decreasing market interest rates.

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

Reputation for customer service and price are the principal means by which the Company competes with other insurers. In addition, the marketing efforts of independent agents can provide a competitive advantage. Based on the most recent regularly published statistical compilations of premiums written in 2018, the Company was the sixth largest writer of private passenger automobile insurance in California and the seventeenth largest in the United States.

The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company has historically seen premium growth during hard market conditions. The Company believes that the automobile insurance industry is exiting a hard market with carriers generally raising rates at a slower pace than in 2017 and 2018, although this also depends on individual state profitability and the carriers’ growth appetite.

Reinsurance

For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake. For more detailed discussion, see "Regulation—Insurance Assessments" below.

The Company is party to a Catastrophe Reinsurance Treaty ("Treaty") covering a wide range of perils that is effective through June 30, 2020. For the 12 months ending June 30, 2020, the Treaty provides $600 million of coverage on a per occurrence basis after covered catastrophe losses exceed the $40 million Company retention limit. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies such as homeowners, but does cover losses from fires following an earthquake. In addition, the Treaty excludes losses from wildfires on 89.5% of certain coverage layers of the Treaty.

Coverage on individual catastrophes provided for the 12 months ending June 30, 2020 under the Treaty is presented below in various layers:

	Catastrophe Losses and LAE
	In Excess of	Up to	Percentage of Coverage

	(Amounts in millions)
Retained	$—	$40	—%
Layer of Coverage (1)	40	350	100
Layer of Coverage (wildfires are not covered for 89.5% of this layer)	350	400	100
Layer of Coverage	400	456	100
Layer of Coverage (wildfires are not covered for 89.5% of this layer)	456	500	100
Layer of Coverage (1) (2)	500	640	100
__________
(1) Layer of Coverage represents multiple actual treaty layers that are grouped for presentation purposes.
(2) Additional $10 million in coverage was purchased and added to this layer effective January 1, 2020, which increased the coverage limit of this layer to $640 million from $630 million.

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

Coverage on individual catastrophes provided for the 12 months ended June 30, 2019 under the Treaty is presented below in various layers:

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

The table below presents the combined total reinsurance premiums under the Treaty (annual premiums and reinstatement premiums) for the 12 months ending June 30, 2020 and 2019, respectively:

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

The catastrophe events that occurred in 2019 caused approximately $57 million in losses to the Company, including a series of wildfires in California during the fourth quarter of 2019. However, no reinsurance benefits were available to the Company under the Treaty for these catastrophe losses, as none of the 2019 catastrophe events resulted in losses in excess of the Company’s per-occurrence retention limit under the Treaty of $10 million for the 12 months ended June 30, 2019 and $40 million for the 12 months ended June 30, 2020.

Two major catastrophe events that occurred in the fourth quarter of 2018, the Camp Fire in Northern California and the Woolsey Fire in Southern California, caused approximately $144 million and $44 million as of December 31, 2019, respectively, in losses to the Company, before reinsurance benefits. The combined loss to the Company from these two events, net of reinsurance benefits, totaled approximately $31 million, after accounting for the sale of subrogation rights to a third party (See Note 12. Loss and Loss Adjustment Expense Reserves of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for more information on the sale), representing $20 million for the Company's initial reinsurance retention for the two catastrophe events, $10 million for each event, and approximately $11 million Company retention from the first layer of reinstated reinsurance limit previously used up. The Company recorded a total of approximately $15 million in ceded reinstatement premiums written and ceded reinstatement premiums earned for reinstatement of the reinsurance benefits used under the Treaty related to these two catastrophe events.

The Company incurred a total of approximately $22 million in losses as of December 31, 2019, before reinsurance benefits, resulting from the Carr Fire that occurred in Shasta County of Northern California in the third quarter of 2018. The loss to the Company, net of reinsurance benefits, was approximately $10 million, most of which is the Company's retention on the catastrophe event. The Company recorded approximately $3 million in ceded reinstatement premiums written and ceded reinstatement premiums earned for reinstatement of the reinsurance benefits used under the Treaty related to this catastrophe event.

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

For a discussion of current regulatory matters in California, see "Regulatory and Legal Matters" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 18. Commitments and Contingencies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company made direct financial contributions of approximately $122,000 and $120,000 to officeholders and candidates in 2019 and 2018, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The risk-based capital ("RBC") formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2019, 2018 and 2017, each of the Insurance Companies exceeded the minimum required

RBC level. For more detailed information, see "Liquidity and Capital Resources—F. Regulatory Capital Requirements" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Own Risk and Solvency Assessment

Insurance companies are required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its most recent ORSA Summary Report with the California DOI in November 2019. Compliance with the ORSA requirements did not have a material impact on the Company's consolidated financial statements.

Insurance Assessments

The California Insurance Guarantee Association ("CIGA") was created to pay claims on behalf of insolvent property and casualty insurers. Each year, these claims are estimated by CIGA and the Company is assessed for its pro-rata share based on prior year California premiums written in the particular line. These assessments are currently limited to 2% of premiums written in the preceding year and are recouped through a mandated surcharge to policyholders in the year after the assessment. There were no CIGA assessments in 2019.

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowner policy directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other revenue in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 3, 2019, the most recent date at which information was available, was $73.8 million. There was no assessment made in 2019.

The Insurance Companies in other states are also subject to the provisions of similar insurance guaranty associations. There were no material assessments or payments during 2019 in other states.

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

California-domiciled insurance companies are also required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2019, the Insurance Companies are permitted to pay in 2020, without obtaining DOI approval for extraordinary dividends, $151 million in dividends to Mercury General, of which $125 million may be paid by the California Companies.

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

Assigned Risks
Automobile liability insurers in California are required to sell BI liability, property damage liability, medical expense, and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the California automobile casualty insurance market) of those drivers applying for placement as "assigned risks." Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by the Proposition, make them difficult to insure in the voluntary market. In 2019, assigned risks represented less than 0.1% of total automobile direct premiums earned. The Company attributes the low level of assignments to the competitive voluntary market. Many of the other states in which the Company conducts business offer programs similar to that of California. These programs are not a significant contributor to the business written in those states.

Information about the Company's Executive Officers
The following table presents certain information concerning the executive officers of the Company as of February 6, 2020:

Name	Age	Position
George Joseph	98	Chairman of the Board
Gabriel Tirador	55	President and Chief Executive Officer
Theodore R. Stalick	56	Senior Vice President and Chief Financial Officer
Christopher Graves	54	Vice President and Chief Investment Officer
Abby Hosseini	60	Vice President and Chief Information Officer
Victor G. Joseph	33	Vice President and Chief Underwriting Officer
Brandt N. Minnich	53	Vice President and Chief Marketing Officer
Randall R. Petro	56	Vice President and Chief Claims Officer
Jeffrey M. Schroeder	43	Vice President and Chief Product Officer
Heidi C. Sullivan	51	Vice President and Chief Human Capital Officer
Erik Thompson	51	Vice President, Advertising and Public Relations
Charles Toney	58	Vice President and Chief Actuary
Judy A. Walters	73	Vice President, Corporate Affairs and Secretary

Mr. George Joseph, Chairman of the Board of Directors, has served in this capacity since 1961. He held the position of Chief Executive Officer of the Company for 45 years from 1961 through 2006. Mr. Joseph has more than 50 years’ experience in the property and casualty insurance business.

Mr. Tirador, President and Chief Executive Officer, served as the Company’s assistant controller from 1994 to 1996. In 1997 and 1998, he served as the Vice President and Controller of the Automobile Club of Southern California. He rejoined the Company in 1998 as Vice President and Chief Financial Officer. He was appointed President and Chief Operating Officer in October 2001 and Chief Executive Officer in 2007. Mr. Tirador has over 25 years' experience in the property and casualty insurance industry and is an inactive Certified Public Accountant.

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

Mr. Minnich, Vice President and Chief Marketing Officer, joined the Company as an underwriter in 1989. In 2007, he joined Superior Access Insurance Services as Director of Agency Operations. In 2008 he rejoined the Company as an Assistant Product Manager, and in 2009, he was named Senior Director of Marketing, a role he held until appointed to his current position later in 2009. Mr. Minnich has over 30 years' experience in the property and casualty insurance industry and is a Chartered Property and Casualty Underwriter.

Mr. Petro, Vice President and Chief Claims Officer, has been employed by the Company in the Claims Department since 1987. Mr. Petro was appointed Vice President in March 2014, and named Chief Claims Officer in March 2015.

Mr. Schroeder, Vice President and Chief Product Officer, has been employed by the Company since 2010. Prior to his appointment as Vice President and Chief Product Officer, he served as President and Chief Operating Officer of WAIC. Prior to joining the Company, Mr. Schroeder was a Product Manager at 21st Insurance Company.

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
For the year ended December 31, 2019, the Company generated approximately 86% of its direct automobile insurance premiums written in California. The Company’s financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in the states in which the Company operates and changes in any of these conditions could negatively impact the Company’s results of operations.

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

The Company’s ability to retain its existing business or to attract new business in its Insurance Companies is affected by its rating by A.M. Best. A.M. Best currently rates all of the Insurance Companies with sufficient operating history as either A (Excellent) or A- (Excellent). On January 28, 2020, A.M. Best affirmed the Financial Strength Rating ("FSR") of A (Excellent) with Stable outlook for the Company's A rated entities and A- (Excellent) with Stable outlook for the Company's A- rated entities. The Company believes that if it is unable to maintain its A.M. Best ratings within the A ratings range, it may face greater challenges to grow its premium volume sufficiently to attain its financial performance goals, which may adversely affect the Company’s business, financial condition, and results of operations. Two of the smaller Insurance Companies, California General Underwriters Insurance Company, Inc. and Workmen's Auto Insurance Company, are not rated by A.M. Best and the rating is not critical to the type of business they produce.

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

Changes in the method for determining London Interbank Offered Rate ("LIBOR") and the potential replacement of LIBOR may affect the Company's cost of capital, the value of its investment portfolio, and its net investment income.
On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021, and LIBOR may be discontinued or modified by the end of 2021. The Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (“SOFR”) in April 2018 as an alternative for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. A transition away from the widespread use of LIBOR to SOFR or another benchmark rate may occur over the course of the next few years.

The Company has exposure to LIBOR-based financial instruments, such as LIBOR-based securities held in its investment portfolio and its unsecured revolving credit facility. The discontinuance of LIBOR or changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, the value of the Company's investment portfolio, and its net investment income. Additionally, if changes are made to the method of calculating LIBOR or LIBOR ceases to exist, the Company may need to renegotiate the terms of the credit agreement or agree upon a replacement index with the banks for its LIBOR-based unsecured revolving credit facility that expires on March 29, 2022.

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
At December 31, 2019, approximately 57% of the Company’s total investment portfolio at fair value and approximately 79% of its total fixed maturity securities at fair value were invested in tax-exempt municipal bonds. With such a large percentage of the Company’s investment portfolio invested in municipal bonds, the performance of the Company’s investment portfolio, including the cash flows generated by the investment portfolio, is significantly dependent on the performance of municipal bonds. If the value of municipal bond markets in general or any of the Company’s municipal bond holdings deteriorates, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

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
The Company sells its insurance policies primarily through a network of approximately 9,500 independent agents. The Company must compete with other insurance carriers for these agents’ business. Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions, or more attractive non-cash incentives. To maintain its relationship with these independent agents, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of customer satisfaction. If these independent agents find it preferable to do business with the Company’s competitors, it would be difficult to renew the Company’s existing business or attract new business. State regulations may also limit the manner in which the Company’s producers are compensated or incentivized. Such developments could negatively impact the Company’s relationship with these parties and ultimately reduce revenues.

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
At December 31, 2019, the Company’s consolidated balance sheets reflected approximately $43 million of goodwill and $11 million of other intangible assets. The Company evaluates whether events or circumstances have occurred that suggest that the fair values of its goodwill and other intangible assets are below their respective carrying values. The determination that the fair values of the Company’s goodwill and other intangible assets are less than their carrying values may result in an impairment write-down. An impairment write-down would be reflected as expense and could have a material adverse effect on the Company’s results of operations during the period in which it recognizes the expense. In the future, the Company may incur impairment charges related to goodwill and other intangible assets already recorded or arising out of future acquisitions.

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
Approximately 75% of the Company’s direct premiums written for the year ended December 31, 2019 were generated from private passenger automobile insurance policies. Adverse developments in the market for personal automobile insurance or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the Company’s results of operations to suffer. The property-casualty insurance industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, wild fires, sinkholes, earthquakes and, to a lesser degree, explosions, terrorist attacks, and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, new and used car valuations, medical costs, and changes in non-economic costs due to changes in the legal and regulatory environments. In addition, the advent of driverless cars and usage-based insurance could materially alter the way that automobile insurance is marketed, priced, and underwritten.

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

The Company’s financial condition, results of operations, and liquidity are dependent in part on tax policy implemented at the federal and/or state level. For example, a significant portion of the Company’s investment portfolio consists of municipal securities that receive beneficial tax treatment under applicable federal tax law. The Company’s results are also subject to federal and state tax rules applicable to dividends received from its subsidiaries and its equity holdings. Additionally, changes in tax laws could have an adverse effect on deferred tax assets and liabilities included in the Company’s consolidated balance sheets and results of operations. The Company cannot predict whether any tax legislation will be enacted in the near future or whether any such changes to existing federal or state tax law would have a material adverse effect on the Company's financial condition and results of operations.

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

Restrictions on Cancellation, Non-Renewal or Withdrawal. Most of the states in which the Company operates have laws and regulations that limit its ability to exit a market, or reduce risk by cancellation or non-renewal of individual policies. For example, these states may, for public policy reasons, limit an insurer’s ability to cancel and non-renew private passenger automobile or homeowners insurance policies. They may also prohibit the Company from withdrawing one or more lines of insurance business from the state unless prior approval is received from the state DOI. In some states, the regulations restricting withdrawal extend to significant reductions in the amount of insurance written, not only to a complete withdrawal. Laws and regulations that limit the Company’s ability to cancel and non-renew policies in some states or locations and that subject withdrawal plans to prior approval requirements may restrict the Company’s ability to control its risk exposure or exit unprofitable markets, which may harm its business and results of operations.

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

The Company and the Insurance Companies are named as defendants in a number of lawsuits. Those that management believes could have a material effect on the Company's consolidated financial statements are described more fully in "Overview—B. Regulatory and Legal Matters" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 18. Commitments and Contingencies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data." Litigation, by its very nature, is unpredictable and the outcome of these cases is uncertain. The precise nature of the relief that may be sought or granted in any lawsuit is uncertain and may negatively impact the manner in which the Company conducts its business, which could materially increase the Company’s legal expenses and negatively impact the results of operations. In addition, potential litigation involving new claim, coverage, and business practice issues could adversely affect the Company’s business by changing the way policies are priced, extending coverage beyond its underwriting intent, or increasing the size of claims.

Risks Related to the Company’s Stock
The Company is controlled by a small number of shareholders who will be able to exert significant influence over matters requiring shareholder approval, including change of control transactions.
George Joseph and Gloria Joseph collectively own more than 50% of the Company’s common stock. Accordingly, George Joseph and Gloria Joseph have the ability to exert significant influence on the actions the Company may take in the future, including change of control transactions. From time to time, certain institutional investors also each own approximately between 2% and 7% of the Company's common stock. This concentration of ownership may conflict with the interests of the Company’s other shareholders and lenders.

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

Location	Purpose	Size in Square Feet	Percent Occupied by the Company at December 31, 2019
Brea, CA	Home office and I.T. facilities (2 buildings)	236,000	100%
Folsom, CA	Administrative and Data Center	88,000	100%
Los Angeles, CA	Executive offices	41,000	95%
Rancho Cucamonga, CA	Administrative	127,000	100%
Clearwater, FL	Administrative	162,000	51%
Oklahoma City, OK	Administrative	100,000	25%

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see "Overview—B. Regulatory and Legal Matters" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 18. Commitments and Contingencies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data," which is incorporated herein by reference.

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
The closing price of the Company’s common stock on February 6, 2020 was $49.09.
Holders
As of February 6, 2020, there were approximately 113 holders of record of the Company’s common stock.
Dividends

For financial statement purposes, the Company records dividends on the declaration date. The Company intends to continue paying quarterly dividends; however, the continued payment and amount of cash dividends will depend upon the Company’s operating results, overall financial condition, capital requirements, and general business conditions.

Holding Company Act
Pursuant to the Holding Company Act, California-domiciled insurance companies are required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2019, the Insurance Companies are permitted to pay in 2020, without obtaining DOI approval for extraordinary dividends, $151 million in dividends to Mercury General, of which $125 million may be paid by the California Companies.

For a discussion of certain restrictions on the payment of dividends to Mercury General by some of its insurance subsidiaries, see Note 13. Dividends, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

Performance Graph

The following graph compares the cumulative total shareholder returns on the Company’s common stock (trading symbol: MCY) with the cumulative total returns on the Standard and Poor’s 500 Composite Stock Price Index ("S&P 500 Index") and the Company’s industry peer group over the last five years. The graph assumes that $100 was invested on December 31, 2014 in each of the Company’s Common Stock, the S&P 500 Index and the industry peer group and the reinvestment of all dividends.

	2014	2015	2016	2017	2018	2019
Mercury General	$100.00	$86.19	$116.59	$108.16	$109.98	$108.63
Industry Peer Group	100.00	94.97	114.63	139.07	139.89	165.38
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
		(Amounts in thousands, except per share data)
Income Data:
Net premiums earned	$3,599,418	$3,368,411	$3,195,437	$3,131,773	$2,957,897
Net investment income	141,263	135,838	124,930	121,871	126,299
Net realized investment gains (losses)	222,793	(133,520)	83,650	(34,255)	(83,807)
Other	9,044	9,275	11,945	8,294	8,911
Total revenues	3,972,518	3,380,004	3,415,962	3,227,683	3,009,300
Losses and loss adjustment expenses	2,706,024	2,576,789	2,444,884	2,355,138	2,145,495
Policy acquisition costs	602,085	572,164	555,350	562,545	539,231
Other operating expenses	269,305	244,630	233,475	235,314	250,839
Interest	17,035	17,036	15,168	3,962	3,168
Total expenses	3,594,449	3,410,619	3,248,877	3,156,959	2,938,733
Income (loss) before income taxes	378,069	(30,615)	167,085	70,724	70,567
Income tax expense (benefit)	57,982	(24,887)	22,208	(2,320)	(3,912)
Net income (loss)	$320,087	$(5,728)	$144,877	$73,044	$74,479
Per Share Data:
Basic earnings (loss) per share	$5.78	$(0.10)	$2.62	$1.32	$1.35
Diluted earnings (loss) per share	$5.78	$(0.10)	$2.62	$1.32	$1.35
Dividends paid per share	$2.5125	$2.5025	$2.4925	$2.4825	$2.4725

	December 31,
	2019	2018	2017	2016	2015
		(Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments	$4,312,161	$3,768,091	$3,732,728	$3,547,560	$3,380,642
Total assets	5,889,157	5,433,729	5,101,323	4,788,718	4,628,645
Loss and loss adjustment expense reserves	1,921,255	1,829,412	1,510,613	1,290,248	1,146,688
Unearned premiums	1,355,547	1,236,181	1,101,927	1,074,437	1,049,314
Notes payable	372,133	371,734	371,335	320,000	290,000
Shareholders’ equity	1,799,502	1,617,684	1,761,387	1,752,402	1,820,885
Book value per share	32.51	29.23	31.83	31.70	33.01

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company is headquartered in Los Angeles, California and writes primarily personal automobile lines of business selling policies through a network of independent agents, 100% owned insurance agents and direct channels, in 11 states: Arizona, California, Florida, Georgia, Illinois, Nevada, New Jersey, New York, Oklahoma, Texas, and Virginia. The Company also offers homeowners, commercial automobile, commercial property, mechanical protection, fire, and umbrella insurance. Private passenger automobile lines of insurance business accounted for approximately 75% of the $3.8 billion of the Company’s direct premiums written in 2019, and approximately 88% of the private passenger automobile premiums were written in California.

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

2019 Financial Performance Summary
The Company’s net income for the year ended December 31, 2019 was $320.1 million, or $5.78 per diluted share, compared to net (loss) of $(5.7) million, or $(0.10) per diluted share, for the same period in 2018. Included in net income (loss) was $141.3 million of pre-tax net investment income that was generated during 2019 on a portfolio of $4.3 billion, at fair value, at December 31,

2019, compared to $135.8 million of pre-tax net investment income that was generated during 2018 on a portfolio of $3.8 billion, at fair value, at December 31, 2018. Also included in net income (loss) were pre-tax net realized investment gains (losses) of $222.8 million and $(133.5) million in 2019 and 2018, respectively, and pre-tax catastrophe losses, net of reinsurance benefits and related reinstatement premiums earned, of approximately $65.3 million and $82.0 million in 2019 and 2018, respectively.

During 2019, the Company continued its marketing efforts to enhance name recognition and lead generation. The Company believes that its marketing efforts, combined with its ability to maintain relatively low prices and a strong reputation, make its insurance products competitive in California and in other states.

The Company believes its thorough underwriting process gives it an advantage over its competitors. The Company’s agent relationships and underwriting and claims processes are its most important competitive advantages.

The Company’s operating results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $520 million and $383 million in 2019 and 2018, respectively. Cash flow from operations has been used to pay shareholder dividends and help support growth.

Economic and Industry Wide Factors

•
Regulatory Uncertainty—The insurance industry is subject to strict state regulation and oversight and is governed by the laws of each state in which each insurance company operates. State regulators generally have substantial power and authority over insurance companies including, in some states, approving rate changes and rating factors, restricting cancellation and non-renewal of insurance policies, and establishing minimum capital and surplus requirements. In many states, insurance commissioners may emphasize different agendas or interpret existing regulations differently than previous commissioners. There is no certainty that current or future regulations and the interpretation of those regulations by insurance commissioners and the courts will not have an adverse impact on the Company.

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

•
Economic Conditions—The Company’s financial condition, results of operations, and liquidity may be negatively impacted by global, national and local economic conditions, such as recessions, increased levels of unemployment, inflation, and large fluctuations in interest rates. Further, volatility in global capital markets could adversely affect the Company’s investment portfolio. The Company is not able to predict the timing and effect of these factors, or their duration and severity.

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

•
Underwriting Cycle and Competition—The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company has historically seen significant premium growth during hard market conditions. The Company believes that the automobile insurance industry is exiting a hard market with carriers generally raising rates at a slower pace than in 2017 and 2018, although this also depends on individual state profitability and the carriers’ growth appetite.

Technology
The Company started an insurance platform modernization initiative in 2010 to migrate to Guidewire’s InsuranceSuite for its lines of business and states. Guidewire InsuranceSuite is a widely adopted industry-leading software for property and casualty insurance. The Company has completed the migration to InsuranceSuite for all of its claims processing, and for most of the states and lines of business in which the Company operates for its underwriting processing. Throughout 2019, the Company has made numerous enhancements to its information technology platforms to further improve agent experience and to promote cross selling using our more modern and intuitive AgentCenter Portal.  In addition, the Company implemented a new product offering for landlord insurance as well as new paperless eDelivery and customer portal capabilities and leveraged robotic process automation and automated rules engine for straight-through processing in 2019. The Company intends to continue to invest in modernization of its technology platforms, technologies for cross selling and new product offerings, and technology initiatives to enhance customer experience in 2020.
B. Regulatory and Legal Matters
The process for implementing rate changes varies by state. For more detailed information related to insurance rate approval, see "Item 1. Business—Regulation."
During 2019, the Company implemented rate changes in eleven states. In California, the following rate increases were approved by the California DOI for lines of business that exceeded 5% of the Company's total net premiums earned in 2019:

▪
In May 2019, the California DOI approved a 6.99% rate increase on the California homeowners line of insurance business, which represented approximately 12% of the Company's total net premiums earned in 2019. The Company implemented this rate increase in August 2019.

▪
In March 2019, the California DOI approved a 6.90% rate increase on MIC's private passenger automobile line of insurance business, which represented approximately 54% of the Company's total net premiums earned in 2019. The Company implemented this rate increase in May 2019.

▪
In January 2019, the California DOI approved a 6.90% rate increase on CAIC's private passenger automobile line of insurance business, which represented approximately 12% of the Company's total net premiums earned in 2019. The Company implemented this rate increase in March 2019.

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

On October 1, 2019, the Company and the California DOI entered into a settlement agreement resolving the case involving the 2004 NNC, along with the related false advertising action that had been stayed pending the outcome of that case. Pursuant to the settlement agreement, the Company paid an additional amount of approximately $6 million to the California DOI on October 2, 2019, bringing the total settlement amount to approximately $41.2 million, in full settlement of the entire case including the false advertising action. The Company has not admitted to any allegations raised in the case. As a result of the settlement, the Company recognized approximately $6 million of incremental expense in its consolidated statements of operations in the third quarter of 2019 relating to the settlement.

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see Note 18. Commitments and Contingencies—Litigation of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

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

The following table presents the typical closure patterns of BI claims in the Company's California personal automobile insurance coverage:

	% of Total
	Claims Closed	Dollars Paid
BI claims closed in the accident year reported	38%	12%
BI claims closed one year after the accident year reported	78%	52%
BI claims closed two years after the accident year reported	93%	77%
BI claims closed three years after the accident year reported	98%	90%

BI claims closed in the accident year reported are generally the smaller and less complex claims that settle for approximately $5,000 to $6,000 on average, whereas the total average settlement, once all claims are closed in a particular accident year, is approximately $12,000 to $17,000. The Company creates incurred and paid loss triangles to estimate ultimate losses utilizing historical payment and reserving patterns and evaluates the results of this analysis against its frequency and severity analysis to establish BI loss reserves. The Company adjusts development factors to account for inflation trends it sees in loss severity. As a larger proportion of claims from an accident year are settled, there emerges a higher degree of certainty for the loss reserves established for that accident year. At December 31, 2019, the accident years that are most likely to develop are the 2017 through 2019 accident years; however, it is possible that older accident years could develop as well.

In general, the Company expects that historical claims trends will continue with costs tending to increase, which is generally consistent with historical data, and therefore the Company believes that it is reasonable to expect inflation to continue. Many potential factors can affect the BI inflation rate, including changes in claims handling process, changes in statutes and regulations, the number of litigated files, increased use of medical procedures such as MRIs and epidural injections, general economic factors, timeliness of claims adjudication, vehicle safety, weather patterns, social inflation, and gasoline prices, among other factors; however, the magnitude of the impact of such factors on the inflation rate is unknown.

The Company believes that it is reasonably possible that the California automobile BI severity could vary from recorded amounts by as much as 10%, 8%, and 6% for 2019, 2018, and 2017 accident years, respectively; however, the variation could be more or less than these amounts.

During the years 2015 through 2019, the changes in the loss severity amounts for the three preceding accident years from the prior year amounts (BI severity variance from prior year) have ranged as follows:

	High	Low
Immediate preceding accident year	1.4%	(5.1)%
Second preceding accident year	7.5%	(3.1)%
Third preceding accident year	5.2%	(2.9)%

The following table presents the effects on the California automobile BI loss reserves for the 2019, 2018, and 2017 accident years based on possible variations in the severity recorded; however, the variation could be more or less than these amounts:

California Automobile Bodily Injury Inflation Reserve Sensitivity Analysis

Accident Year	Number of Claims Expected		Actual Recorded Severity at 12/31/2019		Implied Inflation Rate Recorded (1)		(A) Pro-forma severity if actual severity is lower by 10% for 2019, 8% for 2018, and 6% for 2017	(B) Pro-forma severity if actual severity is higher by 10% for 2019, 8% for 2018, and 6% for 2017	Favorable loss development if actual severity is less than recorded (Column A)	Unfavorable loss development if actual severity is more than recorded (Column B)
2019	29,638	(2)	$17,052	(2)	12.8%	(2)	$15,347	$18,757	$50,533,000	$(50,533,000)
2018	28,710	(2)	$15,119	(2)	9.5%	(2)	$13,909	$16,329	$34,739,000	$(34,739,000)
2017	28,389	(2)	$13,808	(2)	10.2%	(2)	$12,980	$14,636	$23,506,000	$(23,506,000)
2016	29,356	(2)	$12,525	(2)	—		—	—	—	—
Total Loss Development—Favorable (Unfavorable)									$108,778,000	$(108,778,000)
___________

(1)
Implied inflation rate is calculated by dividing the difference between the current and prior year actual recorded severity by the prior year actual recorded severity. The Company believes that severity increases are caused by litigation, medical costs, inflation, and increased utilization of medical procedures.

(2)
During 2016, the Company implemented a claims strategy that reduced the number of small dollar settlements offered shortly after the claims were reported. This strategy reduced the total number of claims expected, which had the effect of increasing the actual recorded severity across the total claims population. There were fewer small dollar claims in the calculation of actual recorded severity for the 2016 through 2019 accident years compared to prior accident years. Consequently, the implied inflation rate recorded for these years are skewed upward due to this strategy change.

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

At December 31, 2019, there were 27,955 California automobile BI claims reported for the 2019 accident year and the Company estimates that these are expected to ultimately grow by approximately 6.0%. The Company believes that while actual development in recent years has ranged approximately from 4% to 7%, it is reasonable to expect that the range could be as great as between 0% and 10%. Actual development may be more or less than the expected range.

The following table presents the effects on loss development of different claim count within the broader possible range at December 31, 2019:
California Automobile Bodily Injury Claim Count Reserve Sensitivity Analysis

2019 Accident Year	Claims Reported	Amount Recorded at 12/31/2019 at Approximately 6.0% Claim Count Development	Total Expected Amount If Claim Count Development is 0%	Total Expected Amount If Claim Count Development is 10%
Claim count	27,955	29,638	27,955	30,751
Approximate average cost per claim	Not meaningful	$17,052	$17,052	$17,052
Total dollars	Not meaningful	$505,387,000	$476,689,000	$524,366,000
Total Loss Development—Favorable (Unfavorable)			$28,698,000	$(18,979,000)

(3) Unexpected Losses From Older Accident Periods

Unexpected losses are generally not provided for in the current loss reserve because they are not known or expected and tend to be unquantifiable. Once known, the Company establishes a provision for the losses, but it is not possible to provide any meaningful sensitivity analysis as to the potential size of any unexpected losses. These losses can be caused by many factors, including unexpected legal interpretations of coverage, ineffective claims handling, regulations extending claims reporting periods, assumption of unexpected or unknown risks, adverse court decisions as well as many unknown factors. During 2019, the Company did not incur any material unexpected losses related to claims from accident periods prior to 2016.

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
Discussion of Losses and Loss Reserves and Prior Period Loss Development

At December 31, 2019 and 2018, the Company recorded its point estimate of approximately $1.92 billion and $1.83 billion ($1.85 billion and $1.65 billion, net of reinsurance), respectively, in loss and loss adjustment expense reserves, which included approximately $847 million and $823 million ($829 million and $751 million, net of reinsurance), respectively, of incurred-but-not-reported liabilities ("IBNR"). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to December 31, 2019 and 2018, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

The Company evaluates its loss reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For 2019, the Company reported unfavorable development of approximately $10 million on the 2018 and prior accident years’ loss and loss adjustment expense reserves. The unfavorable development in 2019 was primarily attributable to higher than estimated defense and cost containment expenses in the California automobile line of insurance business, partially offset by favorable development on prior years’ loss and loss adjustment expense reserves, including catastrophe losses, in certain of the Company's other lines of insurance business.

The Company recorded catastrophe losses net of reinsurance of approximately $53 million in 2019. Catastrophe losses due to the catastrophe events that occurred during 2019 totaled approximately $57 million, with no reinsurance benefits used for these losses. The majority of the 2019 catastrophe losses resulted from wildfires and winter storms in California, a hurricane in Texas, and tornadoes and wind and hail storms in the Midwest. These losses were partially offset by favorable development of approximately $4 million on prior years' catastrophe losses, primarily from reductions in the Company's retained portion of losses on the Camp and Woolsey Fires under the Company's catastrophe reinsurance treaty, after accounting for the assignment of subrogation rights that occurred in the first quarter of 2019 and the re-estimation of reserves as part of normal reserving procedures.

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

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. 97.9% of the fair value of these financial instruments held at December 31, 2019 is based on observable market prices, observable pricing parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment. The Company’s fixed maturity and equity securities are classified as “trading” and carried at fair value as required when applying the fair value option, with changes in fair value reflected in net realized investment gains or losses in the consolidated statements of operations. The majority of equity holdings, including non-redeemable preferred stocks, are actively traded on national exchanges or trading markets, and are valued at the last transaction price on the balance sheet date.

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

Income Taxes

At December 31, 2019, the Company’s deferred income taxes were in a net liability position mainly due to deferred tax liabilities generated by unrealized gains on securities held and deferred acquisition costs. These deferred tax liabilities were substantially offset by deferred tax assets resulting from unearned premiums, loss reserve discounting, and expense accruals. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
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

The Company’s effective income tax rate can be affected by several factors. These generally include large changes in fully-taxable income including net realized investment gains or losses, tax-exempt investment income, nondeductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate was 15.3% for 2019, compared to 81.3% for 2018. Tax-exempt investment income of approximately $82 million coupled with relatively large pre-tax income of approximately $378 million lowered the effective tax rate for 2019 to a rate moderately below the statutory tax rate of 21%, while tax-exempt investment income of approximately $86 million coupled with relatively small pre-tax loss of approximately $31 million increased the effective tax rate for 2018 to a rate much higher than the statutory tax rate of 21%.

As a result of enactment of the Tax Cuts and Jobs Act (the "Act") on December 22, 2017 that was effective for tax years beginning January 1, 2018, the Company made certain tax adjustments. For the years ended December 31, 2018 and 2019, the Company computed its current and deferred income taxes at the new corporate tax rate of 21%, compared to computing only deferred income taxes at 21% and current income taxes at the pre-enactment rate of 35% for the year ended December 31, 2017. The alternative minimum tax (“AMT”) credit, previously classified as deferred tax asset that was included in deferred income taxes in the Company’s consolidated balance sheets, was reclassified during 2017 to current income taxes receivable as a result of the Act. The Company expects to use the current income taxes receivable balance of approximately $24 million associated with the AMT credit as an offset against its federal tax obligations for tax year 2019.

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

Contingent Liabilities
The Company has known, and may have unknown, potential liabilities which include claims, assessments, lawsuits, or regulatory fines and penalties relating to the Company’s business. The Company continually evaluates these potential liabilities and accrues for them and/or discloses them in the notes to the consolidated financial statements where required. The Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, or cash flows. See "Regulatory and Legal Matters" above and Note 18. Commitments and Contingencies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

RESULTS OF OPERATIONS
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues

Net premiums earned and net premiums written in 2019 increased 6.9% and 6.8%, respectively, from 2018. The increase in net premiums earned and net premiums written was primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile and homeowners lines of insurance business and growth in the number of homeowners policies written in California.

The Company, which predominantly offers six-month personal automobile insurance policies, reintroduced twelve-month personal automobile policies for new business in MIC, its largest insurance subsidiary, in March 2018. Twelve-month policies are generally sold for twice the price of six-month policies. MIC's net premiums written from twelve-month policies in 2019 and 2018 was approximately $354 million and $205 million, respectively.

Net premiums earned included ceded premiums earned of $56.7 million and $48.9 million in 2019 and 2018, respectively. Net premiums written included ceded premiums written of $43.8 million and $56.0 million in 2019 and 2018, respectively. The increase in ceded premiums earned resulted mostly from an increase in reinsurance coverage and rates, growth in the covered book of business, and an increase in reinstatement premiums following the Camp and Woolsey Fires in the fourth quarter of 2018 that caused higher losses than the wildfires in the fourth quarter of 2017. The decrease in ceded premiums written resulted mostly from an increase in ceded reinstatement premiums in the second half of 2018 following the major wildfires in Northern and Southern California, coupled with reductions in ceded reinstatement premiums in the first quarter of 2019 as a result of a decrease in estimated total losses and reinsurance benefits for the Camp and Woolsey Fires, as described further in Note 12. Loss and Loss Adjustment Expense Reserves of the Notes to Consolidated Financial Statements, partially offset by an increase in ceded premiums written due to higher reinsurance coverage and rates as well as growth in the covered book of business.

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

The following is a reconciliation of total net premiums earned to net premiums written:

	Year Ended December 31,
	2019	2018
	(Amounts in thousands)
Net premiums earned	$3,599,418	$3,368,411
Change in net unearned premiums	132,305	127,222
Net premiums written	$3,731,723	$3,495,633

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Company's consolidated loss, expense, and combined ratios determined in accordance with GAAP:

	Year Ended December 31,
	2019	2018
Loss ratio	75.2%	76.5%
Expense ratio	24.2%	24.2%
Combined ratio	99.4%	100.7%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company’s loss ratio was affected by unfavorable development of approximately $10 million and $93 million on prior accident years’ loss and loss adjustment expense reserves for the years ended December 31, 2019 and 2018, respectively. The unfavorable development in 2019 was primarily attributable to higher than estimated defense and cost containment expenses in the California automobile line of insurance business, partially offset by favorable development on prior years’ loss and loss adjustment expense reserves, including catastrophe losses, in certain of the Company's other lines of insurance business, while the unfavorable development in 2018 was primarily attributable to higher than estimated California automobile losses resulting from severity in excess of expectations for bodily injury claims as well as higher than estimated defense and cost containment expenses in the California automobile line of insurance business. The 2019 loss ratio was also negatively impacted by a total of approximately $53 million of catastrophe losses, net of reinsurance benefits, primarily due to wildfires and winter storms in California, a hurricane in Texas, and tornadoes and wind and hail storms in the Midwest. The 2018 loss ratio was also negatively impacted by a total of approximately $67 million of catastrophe losses, net of reinsurance benefits, primarily due to wildfires in Northern and Southern California and weather-related catastrophes across several states. Excluding the effect of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 73.3% and 71.7% for the years ended December 31, 2019 and 2018, respectively. The increase in the loss ratio primarily resulted from increased losses in the private passenger automobile line of insurance business in the states outside of California, and increased non-catastrophe losses in the California homeowners line of insurance business due to winter storms.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for the year ended December 31, 2019 compared to the year ended December 31, 2018 was affected by a decrease in average policy acquisition cost as a result of a decrease in average commission rate, which was offset by costs related to the NNC and other operating expenses in 2019. For a discussion of the NNC, see Note 18. Commitments and Contingencies of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax expense (benefit) was $58.0 million and $(24.9) million for the years ended December 31, 2019 and 2018, respectively. The $82.9 million increase in income tax expense was mainly due to a significant increase in pre-tax income of $408.7 million. Tax-exempt investment income, a component of total pre-tax income (loss), did not change significantly compared to the same period in 2018.

Investments
The following table presents the investment results of the Company:

	Year Ended December 31,
	2019	2018
	(Amounts in thousands)
Average invested assets at cost (1)	$4,008,601	$3,740,497
Net investment income (2)
Before income taxes	$141,263	$135,838
After income taxes	$125,637	$121,476
Average annual yield on investments (2)
Before income taxes	3.5%	3.6%
After income taxes	3.1%	3.3%
Net realized investment gains (losses)	$222,793	$(133,520)
__________

(1)
Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.

(2)
Net investment income before and after income taxes increased primarily due to higher average invested assets. Average annual yield on investments before and after income taxes decreased primarily due to maturity and replacement of higher yielding investments purchased when market interest rates were higher with lower yielding investments, as a result of decreasing market interest rates.

The following tables present the components of net realized investment gains (losses) included in net income:

	Year Ended December 31, 2019
	Gains (Losses) Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturity securities (1)(2)	$1,347	$104,379	$105,726
Equity securities (1)(3)	19,322	90,920	110,242
Short-term investments (1)	(1,956)	1,295	(661)
Note receivable (1)	—	108	108
Total return swaps	1,039	—	1,039
Options sold	6,329	10	6,339
Total	$26,081	$196,712	$222,793

	Year Ended December 31, 2018
	Gains (Losses) Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturity securities (1)(2)	$(3,014)	$(53,927)	$(56,941)
Equity securities (1)(3)	(2,187)	(77,494)	(79,681)
Short-term investments (1)	(2,368)	(1,237)	(3,605)
Note receivable (1)	—	(8)	(8)
Total return swaps	(132)	(3,651)	(3,783)
Options sold	10,513	(15)	10,498
Total	$2,812	$(136,332)	$(133,520)

__________

(1)	The changes in fair value of the investment portfolio and note receivable resulted from the application of the fair value option.

(2)
The increases in fair value of fixed maturity securities during 2019 were primarily due to decreases in market interest rates. The decreases in fair value of fixed maturity securities during 2018 were primarily due to increases in market interest rates.

(3)
The increases in fair value of equity securities during 2019 were primarily due to the overall improvement in equity markets. The decreases in fair value of equity securities during 2018 were primarily due to the overall decline in equity markets.

Net Income

	Year Ended December 31,
	2019	2018
	(Amounts in thousands, except per share data)
Net income (loss)	$320,087	$(5,728)
Basic average shares outstanding	55,351	55,335
Diluted average shares outstanding	55,360	55,335
Basic Per Share Data:
Net income (loss)	$5.78	$(0.10)
Net realized investment gains (losses), net of tax	$3.18	$(1.90)
Diluted Per Share Data:
Net income (loss)	$5.78	$(0.10)
Net realized investment gains (losses), net of tax	$3.18	$(1.90)

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-K for the year ended December 31, 2018 for a discussion of changes in its results of operations from the year ended December 31, 2017 to the year ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES
A. General
The Company is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders. Under current insurance law, the Insurance Companies are entitled to pay ordinary dividends of approximately $151 million in 2020 to Mercury General. The Insurance Companies paid Mercury General ordinary dividends of $114 million during 2019. As of December 31, 2019, Mercury General had approximately $184 million in investments and cash that could be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets, and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General, payment of debt and debt service costs, and the purchase of investments.

B. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $788.5 million at December 31, 2019 as well as a $50 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the year ended December 31, 2019 was $519.7 million, an increase of $136.2 million compared to the year ended December 31, 2018. The increase was primarily due to an increase in premium collections, partially offset by an increase in payments for losses and loss adjustment expenses and operating expenses. The Company utilized the cash provided by operating activities during the year ended December 31, 2019 primarily for the payment of dividends to its shareholders and net purchases of investment securities.

The following table presents the estimated fair value of fixed maturity securities at December 31, 2019 by contractual maturity in the next five years.

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$93,758
Due after one year through two years	200,646
Due after two years through three years	196,258
Due after three years through four years	87,951
Due after four years through five years	75,954
$654,567

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

The following table presents the composition of the total investment portfolio of the Company at December 31, 2019:

	Cost(1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$22,502	$22,637
Municipal securities	2,435,346	2,554,208
Mortgage-backed securities	62,566	63,003
Corporate securities	233,730	235,565
Collateralized loan obligations	200,656	199,218
Other asset-backed securities	18,476	18,644
	2,973,276	3,093,275
Equity securities:
Common stock	498,514	586,367
Non-redeemable preferred stock	49,442	49,708
Private equity fund	1,137	1,203
Private equity funds measured at net asset value (2)	99,189	87,473
	648,282	724,751
Short-term investments	494,060	494,135
Total investments	$4,115,618	$4,312,161
 __________

(1)	Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.

(2)	The fair value is measured using the net asset value practical expedient. See Note 4. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.

At December 31, 2019, 57.0% of the Company’s total investment portfolio at fair value and 79.4% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At December 31, 2019, 93.3% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.
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

The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	December 31, 2019	December 31, 2018
	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	13.9	14.2
including short-term investments	12.0	13.1
Call-adjusted average maturities:
excluding short-term investments	4.6	4.9
including short-term investments	4.0	4.5
Modified duration reflecting anticipated early calls:
excluding short-term investments	3.7	4.3
including short-term investments	3.2	4.0
Short-Term Investments	—	—

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value at December 31, 2019, consistent with the average rating at December 31, 2018. The Company’s municipal bond holdings, of which 96.2% were tax exempt, represented 82.6% of its fixed maturity portfolio at December 31, 2019, at fair value, and were broadly diversified geographically.

To calculate the weighted-average credit quality ratings as disclosed throughout this Annual Report on Form 10-K, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each security’s average of ratings assigned by nationally recognized securities rating organizations.

Taxable holdings consist principally of investment grade issues. At December 31, 2019, fixed maturity holdings rated below investment grade and non-rated bonds totaled $19.2 million and $37.8 million, respectively, at fair value, and represented 0.6% and 1.2%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2018, fixed maturity holdings rated below investment grade and non-rated bonds totaled $36.0 million and $76.4 million, respectively, at fair value, and represented 1.2% and 2.6%, respectively, of total fixed maturity securities.

Credit ratings for the Company's fixed maturity portfolio were stable in 2019, with 80.5% of fixed maturity securities at fair value experiencing no change in their overall rating. 14.4% and 5.1% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, in 2019. The majority of downgrades were slight and still within the investment grade portfolio in 2019.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	December 31, 2019
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other (1)	Total Fair Value(1)
	(Dollars in thousands)
U.S. government bonds:
Treasuries	$22,637	$—	$—	$—	$—	$22,637
Total	22,637	—	—	—	—	22,637
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	37,251	148,960	96,797	57,951	3,754	344,713
Uninsured	92,424	647,895	1,244,430	187,214	37,532	2,209,495
Total	129,675	796,855	1,341,227	245,165	41,286	2,554,208
	5.1%	31.2%	52.4%	9.6%	1.7%	100.0%
Mortgage-backed securities:
Commercial	9,900	3,958	1,010	4,068	—	18,936
Agencies	1,443	—	—	—	—	1,443
Non-agencies:
Prime	14,292	25,030	115	76	756	40,269
Alt-A	—	815	—	744	796	2,355
Total	25,635	29,803	1,125	4,888	1,552	63,003
	40.6%	47.3%	1.8%	7.8%	2.5%	100.0%
Corporate securities:
Basic materials	—	—	—	571	2,802	3,373
Communications	—	—	183	350	—	533
Consumer, cyclical	—	9,970	—	10,792	976	21,738
Consumer, non-cyclical	—	10,602	445	10,458	—	21,505
Energy	—	—	2,401	22,758	4,405	29,564
Financial	—	33,253	71,485	26,046	1,004	131,788
Industrial	—	—	—	20,591	—	20,591
Utilities	—	—	6,473	—	—	6,473
Total	—	53,825	80,987	91,566	9,187	235,565
	—%	22.8%	34.4%	38.9%	3.9%	100.0%
Collateralized loan obligations:
Corporate	35,405	24,988	133,825	—	5,000	199,218
Total	35,405	24,988	133,825	—	5,000	199,218
	17.8%	12.5%	67.2%	—%	2.5%	100.0%

Other asset-backed securities	5,111	—	6,596	6,937	—	18,644
	27.4%	—%	35.4%	37.2%	—%	100.0%
Total	$218,463	$905,471	$1,563,760	$348,556	$57,025	$3,093,275
	7.1%	29.3%	50.5%	11.3%	1.8%	100.0%
__________

(1)	Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds
The Company had $22.6 million and $25.0 million, or 0.7% and 0.8% of its fixed maturity portfolio, at fair value, in U.S. government bonds at December 31, 2019 and 2018, respectively. At December 31, 2019, Moody's and Fitch ratings for U.S. government issued debt were Aaa and AAA, respectively, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 1.0 years and 1.7 years at December 31, 2019 and 2018, respectively.
Municipal Securities
The Company had $2.55 billion and $2.62 billion, or 82.6% and 87.8% of its fixed maturity securities portfolio, at fair value, in municipal securities at December 31, 2019 and 2018, respectively, of which $344.7 million and $404.8 million, respectively, were insured by bond insurers. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute bond ratings and the underlying credit ratings as of December 31, 2019 and 2018.

At December 31, 2019 and 2018, respectively, 65.5% and 62.6% of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement in addition to the ratings reflected by the financial strength of the underlying issuers. At December 31, 2019 and 2018, the average rating of the Company’s insured municipal securities was A+, which corresponds to the average rating of the investment grade bond insurers. The remaining 34.5% and 37.4% of insured municipal securities at December 31, 2019 and 2018, respectively, were insured by non-rated or below investment grade bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 3.7 years and 4.4 years at December 31, 2019 and 2018, respectively.

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
Mortgage-Backed Securities
At December 31, 2019 and 2018, respectively, the mortgage-backed securities portfolio of $63.0 million and $31.0 million, or 2.0% and 1.0% of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to "prime" borrowers, except for $2.4 million and $3.2 million, at fair value, of Alt-A mortgages. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $18.9 million and $24.8 million, at fair value, in commercial mortgage-backed securities at December 31, 2019 and 2018, respectively.

The weighted-average rating of the Company’s Alt-A mortgage-backed securities was BBB- and BB at December 31, 2019 and December 31, 2018, respectively. The weighted-average rating of the entire mortgage backed securities portfolio was AA at December 31, 2019, compared to A+ at December 31, 2018. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 3.1 years and 4.0 years at December 31, 2019 and 2018, respectively.
Corporate Securities
At December 31, 2019 and 2018, respectively, the company had corporate securities of $235.6 million and $105.5 million, or 7.6% and 3.5% of its fixed maturity securities portfolio, at fair value. The weighted-average rating was A- and BBB at December 31, 2019 and 2018, respectively. The modified duration reflecting anticipated early calls was 2.0 years and 2.4 years at December 31, 2019 and 2018, respectively.
Collateralized Loan Obligations

The Company had collateralized loan obligations of $199.2 million and $165.8 million, which represented 6.4% and 5.6% of its fixed maturity securities portfolio, at fair value, at December 31, 2019 and 2018, respectively. The weighted-average rating was A+ at December 31, 2019 and 2018. The modified duration reflecting anticipated early calls was 5.2 years and 5.5 years at December 31, 2019 and 2018, respectively.

Other Asset-Backed Securities

The Company had other asset-backed securities of $18.6 million and $37.8 million, which represented 0.6% and 1.3% of its fixed maturity securities portfolio, at fair value, at December 31, 2019 and 2018, respectively. The weighted-average rating was A and A+ at December 31, 2019 and 2018, respectively. The modified duration reflecting anticipated early calls was 1.8 years and 2.1 years at December 31, 2019 and 2018, respectively.
Equity Securities
Equity holdings of $724.8 million and $529.6 million, at fair value, as of December 31, 2019 and 2018, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The net gains (losses) due to changes in fair value of the Company’s equity portfolio were $90.9 million and $(77.5) million in 2019 and 2018, respectively. The primary cause for the increase in the fair value of the Company's equity securities was the overall improvement in equity markets in 2019.
The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At December 31, 2019, 16.8% of the total investment portfolio, at fair value, was held in equity securities, compared to 14.1% at December 31, 2018.

The following table presents the equity security portfolio by industry sector at December 31, 2019 and 2018:

	December 31,
	2019		2018
	Cost	Fair Value	Cost	Fair Value
		(Amounts in thousands)
Equity securities:
Basic materials	$9,528	$10,058	$15,321	$14,657
Communications	26,130	29,516	29,268	29,646
Consumer, cyclical	49,816	52,470	35,028	32,722
Consumer, non-cyclical	47,427	55,526	30,189	31,672
Energy	57,459	54,615	56,397	44,444
Financial	100,720	121,642	85,405	86,362
Funds	141,405	139,517	110,177	106,463
Industrial	45,132	55,135	40,730	42,649
Technology	65,280	89,681	47,873	45,677
Utilities	105,385	116,591	93,694	95,339
	$648,282	$724,751	$544,082	$529,631

D. Debt
Notes payable consist of the following:

				December 31,
	Lender	Interest Rate	Expiration	2019	2018
				(Amounts in thousands)

Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America and Wells Fargo Bank	LIBOR plus 112.5-162.5 basis points	March 29, 2022	—	—
Total principal amount				375,000	375,000
Less unamortized discount and debt issuance costs(3)				2,867	3,266
Total				$372,133	$371,734
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

(2)
On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 17.2% at December 31, 2019, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of February 6, 2020, there have been no borrowings under this facility.

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

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and RBC ratio under the unsecured credit facility at December 31, 2019.

For a further discussion, see Note 8. Notes Payable, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."
E. Capital Expenditures
In 2019, the Company made capital expenditures, including capitalized software, of approximately $40.1 million primarily related to information technology.
F. Regulatory Capital Requirements
The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2019, 2018 and 2017, each of the Insurance Companies exceeded the minimum required RBC level, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios were less than 400% of the authorized control level RBC as of December 31, 2019, 2018 and 2017. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.54 billion at December 31, 2019 and net premiums written in 2019 of $3.7 billion, the ratio of premiums written to surplus was 2.42 to 1.

Insurance companies are required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its most recent ORSA Summary Report with the California DOI in November 2019. Compliance with the ORSA requirements did not have a material impact on the Company's consolidated financial statements.

The DOI in each state in which the Company operates is responsible for conducting periodic financial and market conduct examinations of the Insurance Companies in their states. Market conduct examinations typically review compliance with insurance statutes and regulations with respect to rating, underwriting, claims handling, billing, and other practices.

The following table presents a summary of recent examinations:

State	Exam Type	Period Under Review	Status
CA,FL,GA,IL,OK,TX	Coordinated Multi-state Financial	2014 to 2017	Received final reports from all six states.
CA	Rating and Underwriting	2014	Received final report.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company, and none of the findings reported to date are expected to be material to the Company’s financial position.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2019, the Company had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

CONTRACTUAL OBLIGATIONS

The Company’s significant contractual obligations at December 31, 2019 are summarized as follows:

Contractual Obligations (4)		Payments Due By Period
	Total	2020	2021	2022	2023	2024	Thereafter
			(Amounts in thousands)
Debt (including interest)(1)	$498,750	$16,500	$16,500	$16,500	$16,500	$16,500	$416,250
Lease obligations(2)	51,343	14,458	12,259	9,910	6,439	3,533	4,744
Loss and loss adjustment expense reserves(3)	1,921,255	1,224,272	334,363	165,174	99,067	49,484	48,895
Total contractual obligations	$2,471,348	$1,255,230	$363,122	$191,584	$122,006	$69,517	$469,889
__________

(1)
The Company’s debt contains various terms, conditions and covenants which, if violated by the Company, would result in a default and could result in the acceleration of the Company’s payment obligations. Amounts differ from the balances presented on the consolidated balance sheets as of December 31, 2019 because the debt amounts above include interest, calculated at the stated 4.4% coupon rate, and exclude the discount and issuance costs of the debt.

(2)	The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, and office equipment that expire at various dates through the year 2028.

(3)
Loss and loss adjustment expense reserves represents an estimate of amounts necessary to settle all outstanding claims, including IBNR as of December 31, 2019. The Company has estimated the timing of these payments based on its historical experience and expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above. The ultimate cost of losses may vary materially from recorded amounts which are the Company’s best estimates. The Company believes that cash flows from operations and existing cash and investments are sufficient to meet these obligations despite the uncertainty in payment patterns. For more detailed information on the Company's liquidity and cash flows, see "Liquidity and Capital Resources—B. Cash Flows" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4)	The table excludes liabilities of $7.2 million related to uncertainty in tax settlements as the Company is unable to reasonably estimate the timing and amount of related future payments.

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

Credit Risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of December 31, 2019, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2018.
The following table presents municipal securities by state in descending order of holdings at fair value at December 31, 2019:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$379,269	AA-
Florida	246,104	A+
Illinois	212,290	A
Pennsylvania	151,084	A+
New York	158,754	A+
Other states	1,406,707	A+
Total	$2,554,208
At December 31, 2019, the municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Texas and Florida. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 20.6% of the Company’s fixed maturity portfolio at December 31, 2019. 3.6% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds, which were rated AAA at December 31, 2019. 1.7% of the Company’s taxable fixed maturity securities, representing 0.3% of its total fixed maturity portfolio, were rated below investment grade at December 31, 2019. Below investment grade issues are considered "watch list" items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At December 31, 2019, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $586.4 million in common stocks, $49.7 million in non-redeemable preferred stocks, and $88.7 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.

Common stocks represented 13.6% of total investments at fair value at December 31, 2019. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured as the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(Amounts in thousands, except Average Beta)
Average Beta	0.83	0.78
Hypothetical reduction of 25% in the overall value of the stock market	$121,671	$84,040
Hypothetical reduction of 50% in the overall value of the stock market	$243,342	$168,080

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
The fixed maturity portfolio at December 31, 2019, which represented 71.7% of total investments at December 31, 2019, at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 3.2 years at December 31, 2019, and 4.0 years at December 31, 2018 and 2017.
If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at December 31, 2019 would decrease by $113.0 million and $226.0 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company’s fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Mercury General Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019 and the related notes and financial statement schedules I, II, IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the estimation of the loss and loss adjustment expense reserves
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company’s estimation of the loss and loss adjustment expense reserves (loss reserves) is based on generally accepted actuarial methods (methods). Specifically, loss reserves are established based on the Company’s assessment of claims pending and the development of prior years’ loss liabilities. As of December 31, 2019, the loss and loss adjustment expense reserve balance was $1.92 billion.
We identified the assessment of the estimation of loss reserves as a critical audit matter. Specialized actuarial skills and knowledge were needed to evaluate the Company’s estimate of future claims payment and reporting patterns based on observed historical patterns. Subjective auditor judgment was required to assess the Company’s selection of the methods and assumptions, such as paid and incurred loss development factors, used to estimate loss reserves.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s loss reserve process, including controls over the selection of methods and assumptions used in the estimate of loss reserves. We also involved actuarial professionals with specialized skills and knowledge who assisted in:

•	Assessing the Company’s methodology for estimating loss reserves by comparing it to generally accepted actuarial methods;

•	Evaluating the Company’s estimates for certain lines of business by performing independent analyses of loss reserves using the Company’s underlying historical claims data;

•	Evaluating the results of the Company’s estimates for the remaining lines of business in comparison to the internal experience and related industry trends;

•	Developing a range of reserves based on actuarial methodologies in order to evaluate the Company’s total recorded loss reserves; and

•	Evaluating the year-over-year movements of the Company’s recorded loss reserves within the developed range.

/s/    KPMG LLP

We have served as the Company’s auditor since 1963.
Los Angeles, California
February 12, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Mercury General Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Mercury General Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules I, II, and IV (collectively, the consolidated financial statements), and our report dated February 12, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/    KPMG LLP
Los Angeles, California
February 12, 2020

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2019	2018
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $2,973,276; $2,969,541)	$3,093,275	$2,985,161
Equity securities (cost $648,282; $544,082)	724,751	529,631
Short-term investments (cost $494,060; $254,518)	494,135	253,299
Total investments	4,312,161	3,768,091
Cash	294,398	314,291
Receivables:
Premiums	604,871	555,038
Accrued investment income	40,107	45,373
Other	6,464	6,132
Total receivables	651,442	606,543
Reinsurance recoverables	78,774	221,088
Deferred policy acquisition costs	233,166	215,131
Fixed assets, net	168,986	153,023
Operating lease right-of-use assets	44,909	—
Current income taxes	7,642	38,885
Deferred income taxes	—	13,339
Goodwill	42,796	42,796
Other intangible assets, net	10,636	15,534
Other assets	44,247	45,008
Total assets	$5,889,157	$5,433,729
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$1,921,255	$1,829,412
Unearned premiums	1,355,547	1,236,181
Notes payable	372,133	371,734
Accounts payable and accrued expenses	143,318	115,071
Operating lease liabilities	47,996	—
Deferred income taxes	27,964	—
Other liabilities	221,442	263,647
Total liabilities	4,089,655	3,816,045
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000 shares; issued and outstanding 55,358; 55,340	98,828	98,026
Retained earnings	1,700,674	1,519,658
Total shareholders’ equity	1,799,502	1,617,684
Total liabilities and shareholders’ equity	$5,889,157	$5,433,729

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Net premiums earned	$3,599,418	$3,368,411	$3,195,437
Net investment income	141,263	135,838	124,930
Net realized investment gains (losses)	222,793	(133,520)	83,650
Other	9,044	9,275	11,945
Total revenues	3,972,518	3,380,004	3,415,962
Expenses:
Losses and loss adjustment expenses	2,706,024	2,576,789	2,444,884
Policy acquisition costs	602,085	572,164	555,350
Other operating expenses	269,305	244,630	233,475
Interest	17,035	17,036	15,168
Total expenses	3,594,449	3,410,619	3,248,877
Income (loss) before income taxes	378,069	(30,615)	167,085
Income tax expense (benefit)	57,982	(24,887)	22,208
Net income (loss)	$320,087	$(5,728)	$144,877
Net income (loss) per share:
Basic	$5.78	$(0.10)	$2.62
Diluted	$5.78	$(0.10)	$2.62

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Common stock, beginning of year	$98,026	$97,523	$95,529
Proceeds of stock options exercised	701	358	2,102
Reclassification of restricted stock units from equity to liability award	—	—	(168)
Share-based compensation expense	123	145	60
Withholding tax on stock options exercised	(22)	—	—
Common stock, end of year	98,828	98,026	97,523
Retained earnings, beginning of year	1,519,658	1,663,864	1,656,873
Net income (loss)	320,087	(5,728)	144,877
Dividends paid to shareholders	(139,071)	(138,478)	(137,886)
Retained earnings, end of year	1,700,674	1,519,658	1,663,864
Total shareholders’ equity	$1,799,502	$1,617,684	$1,761,387

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$320,087	$(5,728)	$144,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,730	58,791	55,343
Net realized investment (gains) losses	(222,793)	133,520	(83,650)
Increase in premiums receivable	(49,832)	(80,979)	(14,908)
Decrease (increase) in reinsurance recoverables	142,314	(164,739)	(43,043)
Gain on sale of fixed assets	—	—	(3,078)
Changes in current and deferred income taxes	72,545	(13,898)	(3,010)
(Increase) decrease in deferred policy acquisition costs	(18,035)	(16,980)	2,675
Increase in loss and loss adjustment expense reserves	91,843	318,799	220,365
Increase in unearned premiums	119,366	134,254	27,490
Increase (decrease) in accounts payable and accrued expenses	26,493	6,586	(4,178)
Share-based compensation	123	145	60
Other, net	(27,163)	13,663	42,462
Net cash provided by operating activities	519,678	383,434	341,405
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(491,795)	(706,224)	(734,397)
Sales	136,560	189,306	100,709
Calls or maturities	316,860	334,626	575,735
Equity securities available for sale in nature:
Purchases	(1,174,759)	(1,026,827)	(831,310)
Sales	1,088,701	954,755	679,571
Calls	—	—	7,100
Changes in securities payable and receivable	(2,536)	4,035	(44,740)
(Increase) decrease in short-term investments	(240,391)	45,747	73,005
Purchase of fixed assets	(40,088)	(27,959)	(19,443)
Sale of fixed assets	—	—	6,239
Other, net	6,247	10,105	1,934
Net cash used in investing activities	(401,201)	(222,436)	(185,597)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(139,071)	(138,478)	(137,886)
Proceeds from stock options exercised	701	358	2,162
Net proceeds from issuance of senior notes	—	—	371,011
Payoff of principal on loan and credit facilities	—	—	(320,000)
Net cash used in financing activities	(138,370)	(138,120)	(84,713)
Net (decrease) increase in cash	(19,893)	22,878	71,095
Cash:
Beginning of year	314,291	291,413	220,318
End of year	$294,398	$314,291	$291,413
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$16,586	$16,586	$9,863
Income taxes (refunded) paid, net	$(14,564)	$(10,989)	$25,218

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
General
Mercury General Corporation ("Mercury General") and its subsidiaries (referred to herein collectively as the "Company") are primarily engaged in writing personal automobile insurance through 14 Insurance Companies in 11 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical protection, fire, and umbrella insurance. The private passenger automobile line of insurance business was more than 74% of the Company’s direct premiums written in 2019, 2018, and 2017, and approximately 88%, 87%, and 85% of the private passenger automobile premiums were written in California in 2019, 2018, and 2017, respectively. Premiums written represents the premiums charged on policies issued during a fiscal period, which is a statutory measure designed to determine production levels.
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries:

Insurance Companies

Mercury Casualty Company ("MCC")	Mercury National Insurance Company
Mercury Insurance Company ("MIC")	American Mercury Insurance Company
California Automobile Insurance Company ("CAIC")	American Mercury Lloyds Insurance Company(1)
California General Underwriters Insurance Company, Inc.	Mercury County Mutual Insurance Company(2)
Mercury Insurance Company of Illinois	Mercury Insurance Company of Florida
Mercury Insurance Company of Georgia	Mercury Indemnity Company of America
Mercury Indemnity Company of Georgia	Workmen's Auto Insurance Company ("WAIC")

Non-Insurance Companies

Mercury Select Management Company, Inc.	AIS Management LLC
Mercury Insurance Services LLC	Auto Insurance Specialists LLC
Animas Funding LLC ("AFL")(3)	PoliSeek AIS Insurance Solutions, Inc.
Fannette Funding LLC ("FFL")(3)	Mercury Plus Insurance Services LLC
 __________

(1)	American Mercury Lloyds Insurance Company is not owned but is controlled by the Company through its attorney-in-fact, Mercury Select Management Company, Inc.

(2)	Mercury County Mutual Insurance Company is not owned but is controlled by the Company through a management contract.

(3)	Special purpose investment vehicle.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions and balances have been eliminated.
Certain prior period amounts have been reclassified to conform with the current period presentation.

The Company did not have other comprehensive income (loss) in 2019, 2018 and 2017.
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

The Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships or limited liability companies such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at December 31, 2019 and 2018. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary. The Company's maximum exposure to loss is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At December 31, 2019 and 2018, the Company had no outstanding unfunded commitments to these VIEs whereby the Company may be called by the VIEs during the commitment period to fund the purchase of new investments and the expenses of the VIEs.
Securities on Deposit
As required by statute, the Company’s insurance subsidiaries have securities deposited with the departments of insurance or similar governmental agencies in the states in which they are licensed to operate with fair values totaling $16 million and $15 million at December 31, 2019 and 2018, respectively.

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

The table below presents a summary of deferred policy acquisition cost amortization and net advertising expense:

	Year Ended December 31,
	2019	2018	2017
	(Amounts in millions)
Deferred policy acquisition cost amortization	$602.1	$572.2	$555.4
Net advertising expense	42.2	40.9	37.4

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

The Company periodically assesses long-lived assets or asset groups including building and equipment, for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. There were no impairment charges during 2019, 2018, and 2017.
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

The Company evaluates goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed their implied fair values. The Company qualitatively determines whether, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the qualitative assessments including future earnings, long-term strategies, and the Company’s annual planning and forecasting process. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the qualitative assessments could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. In addition, the Company evaluates other intangible assets using methods similar to those used for goodwill described above. As of December 31, 2019 and 2018, goodwill and other intangible impairment assessments indicated that there was no impairment.
Premium Revenue Recognition
Premium revenue is recognized on a pro-rata basis over the terms of the policies in proportion to the amount of insurance protection provided. Premium revenue includes installment and other fees for services which are recognized in the periods in which the services are rendered. Unearned premiums represent the portion of the written premium related to the unexpired policy term. Unearned premiums are predominantly computed monthly on a pro-rata basis and are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other assets. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs and maintenance costs, partially offset by investment income, to related unearned premiums. To the extent that any of the Company’s lines of insurance business become unprofitable, a premium deficiency reserve may be required. Net premiums written, a statutory measure designed to determine production levels, were $3.73 billion, $3.50 billion, and $3.22 billion in 2019, 2018, and 2017, respectively.
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

Derivative Financial Instruments
The Company accounts for all derivative instruments, other than those that meet the normal purchases and sales exception, as either an asset or liability, measured at fair value, which is based on information obtained from independent parties. In addition, changes in fair value are recognized in earnings unless specific hedge accounting criteria are met. The Company’s derivative instruments include total return swaps and options sold. See Note 9. Derivative Financial Instruments.

Earnings Per Share
Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based on the weighted average shares of common stock and potential dilutive securities outstanding during the periods presented. At December 31, 2019 and 2018, potential dilutive securities consisted of outstanding stock options. See Note 17. Earnings Per Share, for the required disclosures relating to the calculation of basic and diluted earnings per share.
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

At December 31, 2019, the Company’s deferred income taxes were in a net liability position, which included a combination of ordinary and capital deferred tax benefits and expenses. In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

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

The Company is party to a Catastrophe Reinsurance Treaty ("Treaty") covering a wide range of perils that is effective through June 30, 2020. The Treaty provides $600 million of coverage on a per occurrence basis after covered catastrophe losses exceed the $40 million Company retention limit. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies, such as homeowners, but does cover losses from fires following an earthquake. In addition, the Treaty provides for one full reinstatement of coverage limits and excludes losses from wildfires on certain coverage layers of the Treaty.

The Company recognized ceded premiums earned of approximately $57 million, $49 million, and $27 million in 2019, 2018, and 2017, respectively, which are included in net premiums earned in its consolidated statements of operations, and ceded losses and loss adjustment expenses of approximately $(71) million, $257 million, and $90 million in 2019, 2018, and 2017, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The negative ceded losses and loss adjustment expenses in 2019 primarily resulted from the re-estimation of the catastrophe loss reserves, including estimated subrogation, on the 2018 Camp and Woolsey Fires and the 2017 Southern California wildfires, which have previously been ceded to reinsurers under the Treaty, in conjunction with the sale of the Company's subrogation rights during the first quarter of 2019. The re-estimation primarily benefited the Company's reinsurers. See Note 12. Loss and Loss Adjustment Expense Reserves for additional information.

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

The fair value of each restricted stock unit ("RSU") grant is determined based on the market price on the grant date for awards classified as equity and on each reporting date for awards classified as liability. Compensation cost is recognized based on management’s best estimate of the performance goals that will be achieved at the end of the performance period, taking into account expected forfeitures. If the minimum performance goals are not expected to be met, no compensation cost is recognized and any recognized compensation cost would be reversed. See Note 16. Share-Based Compensation for additional disclosures.

Revenue from Contracts with Customers

The Company's revenue from contracts with customers that are in scope of Topic 606 represents the commission income that the Company's 100% owned insurance agencies, Auto Insurance Specialists LLC ("AIS") and PoliSeek AIS Insurance Solutions, Inc. ("Poliseek"), earned from third-party insurers. The Company's commission income from third-party insurers was approximately $16.3 million and $16.0 million representing approximately 0.4% and 0.5% of the consolidated total revenue, for the years ended December 31, 2019 and 2018, respectively, with related expenses of approximately $10.5 million for each of the years ended December 31, 2019 and 2018. Due to the immateriality of the Company's commission income and its related expenses to the overall consolidated financial statements, the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting in accordance with Topic 280, Segment Reporting (see Note 20. Segment Information).

AIS and PoliSeek are primarily engaged in the marketing and sales of insurance policies in private passenger automobile, commercial automobile and homeowners lines of business. Their revenues primarily consist of commission income received from property and casualty insurers. The primary performance obligation of AIS and Poliseek in return for the commission income from the insurers is to complete the sale of the policy and deliver the control of the policy to the insurer prior to the policy effective date. The total revenue from the sale of a policy is recognized when the sale is complete and the policy is effective as all the material aspects of the performance obligation are satisfied and the insurer is deemed to obtain control of the insurance policy at that time. The commission income is constrained such that the revenue is recognized only to the extent that the commission income received is not likely to be returned to the insurers due to policy cancellations. Any commission income not received when the sale is complete is recognized as commission income receivable, which is included in other receivables in the Company's consolidated balance sheets. Commission income receivable at December 31, 2019 and 2018 was approximately $1.2 million.

A refund liability is recorded for the expected amount of the commission income that has to be returned to the insurers based on estimated policy cancellations. The refund liability is computed for the entire portfolio of contracts as a practical expedient, using the expected value method based on all relevant information, including historical data. The refund liability at December 31, 2019 and 2018 was approximately $0.7 million, which was included in other liabilities in the Company's consolidated balance sheets.

As of December 31, 2019 and 2018, the Company had no contract assets, contract liabilities, capitalized costs to obtain or fulfill a contract, or remaining performance obligations associated with unrecognized revenues.

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software under Subtopic 350-40. This ASU also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement and present such expense in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. ASU 2018-15 became effective for the Company on January 1, 2020 and did not have any material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this ASU require certain existing disclosure requirements in Topic 820 to be modified or removed, and certain new disclosure requirements to be added to the Topic. In addition, this ASU allows entities to exercise more discretion when considering fair value measurement disclosures. ASU 2018-13 became effective for the Company on January 1, 2020 and did not have any material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment." ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of Step 2 of the goodwill impairment test and requires an entity to recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 became effective for the Company on January 1, 2020 and did not have any material impact on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this ASU replace the "incurred loss" methodology for recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of information including past events, current conditions and reasonable and supportable forecasts that affect the collectibility of reported amounts of financial assets that are not accounted for at fair value through net income, such as loans, certain debt securities, trade receivables, net investment in leases, off-balance sheet credit exposures and reinsurance recoverables. Under the current GAAP incurred loss methodology, recognition of the full amount of credit losses is generally delayed until the loss is probable of occurring. Current GAAP restricts the ability to record credit losses that are expected, but do not yet meet the probability threshold. Subsequently, the FASB has issued an additional ASUs on Topic 326 that do not change the core principle of the guidance in ASU 2016-13 but clarify or certain aspects of it. ASU 2016-13 and the additional ASUs on Topic 326 became effective for the Company on January 1, 2020. The Company adopted this ASU using a modified retrospective transition method by recognizing the cumulative-effect adjustment of approximately $2 million to retained earnings at January 1, 2020. The cumulative-effect adjustment primarily resulted from reestimating credit losses on the outstanding balances of the Company's reinsurance recoverables and premiums receivables at the adoption date of the new standard. The Company will make the required disclosures under Topic 326, starting with its consolidated financial statements that include the initial adoption date.

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

The following table presents the fair values of financial instruments:

	December 31,
	2019	2018
	(Amounts in thousands)
Assets
Investments	$4,312,161	$3,768,091
Note receivable	5,665	5,557
Liabilities
Total return swaps	—	4,851
Options sold	77	3
Unsecured notes	394,279	362,674

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

Total Return Swaps

The fair values of the total return swaps reflect the estimated amounts that, upon termination of the contracts, would be received for selling an asset or paid to transfer a liability in an orderly transaction, based on models using inputs, such as interest rate yield curves and credit spreads, observable for substantially the full term of the contract.

Unsecured Notes

The fair value of the Company’s publicly traded $375 million unsecured notes at December 31, 2019 and 2018 was obtained from a third party pricing service.

For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 4. Fair Value Measurements.

3. Investments

The following table presents gains (losses) due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Fixed maturity securities	$104,379	$(53,927)	$50,403
Equity securities	90,920	(77,494)	37,486
Short-term investments	1,295	(1,237)	38
Total gains (losses)	$196,594	$(132,658)	$87,927

The following table presents gross gains (losses) realized on the sales of investments:

	Year Ended December 31,
	2019			2018			2017
	(Amounts in thousands)
	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net
Fixed maturity securities	$2,413	$(1,066)	$1,347	$549	$(3,563)	$(3,014)	$604	$(2,701)	$(2,097)
Equity securities	47,411	(28,089)	19,322	43,420	(45,607)	(2,187)	20,835	(23,048)	(2,213)
Short-term investments	177	(2,133)	(1,956)	61	(2,429)	(2,368)	21	(20)	1

Contractual Maturity
At December 31, 2019, fixed maturity holdings rated below investment grade and non-rated comprised 1.3% of total investments at fair value. Additionally, the Company owns securities that are credit enhanced by financial guarantors that are subject to uncertainty related to market perception of the guarantors’ ability to perform. Determining the estimated fair value of municipal bonds could become more difficult should markets for these securities become illiquid.
The following table presents the estimated fair values of the Company's fixed maturity securities at December 31, 2019 by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
(Amounts in thousands)
Fixed maturity securities:
Due in one year or less	$105,929
Due after one year through five years	548,638
Due after five years through ten years	287,005
Due after ten years	2,151,703
Total	$3,093,275

Investment Income
The following table presents a summary of net investment income:

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Fixed maturity securities	$102,254	$102,198	$102,790
Equity securities	32,233	30,496	18,554
Short-term investments	12,381	8,789	8,753
Total investment income	$146,868	$141,483	$130,097
Less: investment expense	(5,605)	(5,645)	(5,167)
Net investment income	$141,263	$135,838	$124,930

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

The Company obtained unadjusted fair values on 97.9% of its investment portfolio from an independent pricing service. For a private equity fund that was classified as Level 3 and included in equity securities at December 31, 2019 and 2018, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value. The fair value of the private equity fund was $1.2 million and $1.4 million at December 31, 2019 and 2018, respectively.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $18.9 million and $24.8 million in commercial mortgage-backed securities at December 31, 2019 and 2018, respectively.

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
Private equity fund: Private equity fund that is not measured at net asset value ("NAV") is valued based on underlying investments of the fund or assets similar to such investments in active markets, taking into consideration specific unadjusted broker quotes based on net fund value and unobservable inputs from at least one knowledgeable outside security broker related to liquidity assumptions.
Fair value measurement using NAV practical expedient - The fair values of private equity funds measured at net asset value are determined using NAV as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. The strategy of these funds is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers, and equity interests in vehicles established to purchase and warehouse loans. The Company has made all of its capital contributions in such funds and had no outstanding unfunded commitments at December 31, 2019 with respect to the funds. The underlying assets of the funds are expected to be liquidated over the period of approximately one to 10 years from December 31, 2019. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$22,637	$—	$—	$22,637
Municipal securities	—	2,554,208	—	2,554,208
Mortgage-backed securities	—	63,003	—	63,003
Corporate securities	—	235,565	—	235,565
Collateralized loan obligations	—	199,217	—	199,217
Other asset-backed securities	—	18,645	—	18,645
Total fixed maturity securities	22,637	3,070,638	—	3,093,275
Equity securities:
Common stock	586,367	—	—	586,367
Non-redeemable preferred stock	—	49,708	—	49,708
Private equity fund	—	—	1,203	1,203
Private equity funds measured at net asset value (1)				87,473
Total equity securities	586,367	49,708	1,203	724,751
Short-term investments:
Short-term bonds	2,822	30,080	—	32,902
Money market instruments	461,233	—	—	461,233
Total short-term investments	464,055	30,080	—	494,135
Other assets:
Note receivable	—	5,665	—	5,665
Total assets at fair value	$1,073,059	$3,156,091	$1,203	$4,317,826
Liabilities
Other liabilities:
Options sold	77	—	—	77
Total liabilities at fair value	$77	$—	$—	$77

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$25,003	$—	$—	$25,003
Municipal securities	—	2,620,132	—	2,620,132
Mortgage-backed securities	—	30,952	—	30,952
Corporate securities	—	105,524	—	105,524
Collateralized debt obligations	—	165,789	—	165,789
Other asset-backed securities	—	37,761	—	37,761
Total fixed maturity securities	25,003	2,960,158	—	2,985,161
Equity securities:
Common stock	430,973	—	—	430,973
Non-redeemable preferred stock	—	31,433	—	31,433
Private equity fund	—	—	1,445	1,445
Private equity fund measured at net asset value (1)				65,780
Total equity securities	430,973	31,433	1,445	529,631
Short-term investments:
Short-term bonds	31,472	16,784	—	48,256
Money market instruments	205,043	—	—	205,043
Total short-term investments	236,515	16,784	—	253,299
Other assets:
Note receivable	—	5,557	—	5,557
Total assets at fair value	$692,491	$3,013,932	$1,445	$3,773,648
Liabilities
Other liabilities:
Total return swaps	$—	$4,851	$—	$4,851
Options sold	3	—	—	3
Total liabilities at fair value	$3	$4,851	$—	$4,854
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

The following table presents a summary of changes in fair value of Level 3 financial assets:

	Private Equity Fund
	Year Ended December 31,
	2019	2018
	(Amounts in thousands)
Beginning balance	$1,445	$1,481
Net realized gains (losses) included in earnings	101	(36)
Settlements	(343)	—
Ending balance	$1,203	$1,445
The amount of total gains (losses) for the period included in earnings attributable to assets still held at December 31	$93	$(36)

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy in 2019 and 2018.

At December 31, 2019 and 2018, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.

Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$372,133	$394,279	$—	$394,279	$—

	December 31, 2018
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$371,734	$362,674	$—	$362,674	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at December 31, 2019 and 2018 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 8. Notes Payable for additional information on unsecured notes.

5. Fixed Assets
The following table presents the components of fixed assets:

	December 31,
	2019	2018
	(Amounts in thousands)
Land	$18,152	$18,144
Buildings and improvements	140,567	138,238
Furniture and equipment	70,355	123,021
Capitalized software	244,425	222,903
Leasehold improvements	7,547	9,986
	481,046	512,292
Less: accumulated depreciation and amortization	(312,060)	(359,269)
Fixed assets, net	$168,986	$153,023

Depreciation expense, including amortization of leasehold improvements, was $23.2 million, $19.9 million, and $21.2 million for 2019, 2018, and 2017, respectively.

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

6. Deferred Policy Acquisition Costs
Deferred policy acquisition costs were as follows:

	December 31,
	2019	2018	2017
	(Amounts in thousands)
Balance, beginning of year	$215,131	$198,151	$200,826
Policy acquisition costs deferred	620,120	589,144	552,675
Amortization	(602,085)	(572,164)	(555,350)
Balance, end of year	$233,166	$215,131	$198,151

7. Leases

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

The Company has operating leases for office space for insurance operations and administrative functions, automobiles for certain employees and general uses, and office equipment such as printers and computers. As of December 31, 2019, the Company's leases had remaining terms ranging from less than 1 year to approximately 8 years. These leases may contain provisions for periodic adjustments to rates and charges applicable under such lease agreements. These rates and charges also may vary with the Company's level of use. Certain of these leases include one or more options to renew or early terminate, and the exercise of these options is at the Company's sole discretion. Certain leases also include options to purchase the leased property. The Company's lease agreements do not contain any residual value guarantees.

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

The components of lease expense were as follows:

		Year Ended
Lease Cost	Classification	December 31, 2019
		(Amounts in thousands)
Operating lease cost (1)	Other operating expenses	$15,146
Variable lease cost (1)	Other operating expenses	2,196
Total lease cost		$17,342
__________
(1) Includes short-term leases, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
(Amounts in thousands)
Operating lease ROU assets	$44,909
Operating lease liabilities	47,996

Weighted-average lease term and discount rate were as follows:

December 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	4.4

Weighted-average discount rate:
Operating leases	3.02%

Supplemental cash flow and other information related to leases was as follows:

Year Ended
December 31, 2019
(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,289

ROU assets obtained in exchange for lease liabilities:
Operating leases	15,372

Maturities of lease liabilities as of December 31, 2019 were as follows:

Year	Operating Leases
(Amounts in thousands)
2020	14,458
2021	12,259
2022	9,910
2023	6,439
2024	3,533
2025 and thereafter	$4,744
Total lease payments	$51,343
Less: Imputed interest	3,347
Total lease obligations	$47,996

As of December 31, 2019, the Company had additional operating lease commitments that have not yet commenced of approximately $2 million with each lease term ranging from approximately 1 year to 3 years. These operating leases will commence in 2020.

Disclosures related to periods prior to adoption of ASC Topic 842

Total rent expense recognized under the Company's various lease agreements was $14.9 million and $14.8 million for 2018 and 2017, respectively. The following table presents future minimum commitments for operating leases as of December 31, 2018:

Year Ending December 31,	Operating Leases
(Amounts in thousands)
2019	$12,812
2020	11,547
2021	8,732
2022	6,972
2023	3,659
Thereafter	1,966

8. Notes Payable

The following table presents information about the Company's notes payable:

				December 31,
	Lender	Interest Rate	Expiration	2019	2018
				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America and Wells Fargo Bank	LIBOR plus 112.5-162.5 basis points	March 29, 2022	—	—
Total principal amount				375,000	375,000
Less unamortized discount and debt issuance costs(3)				2,867	3,266
Total				$372,133	$371,734

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

(2)
On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 17.2% at December 31, 2019, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of February 6, 2020, there have been no borrowings under this facility.

(3)
The unamortized discount and debt issuance costs are associated with the publicly traded $375 million senior unsecured notes. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized debt issuance costs of approximately $0.1 million associated with the $50 million five-year unsecured revolving credit facility maturing on March 29, 2022 are included in other assets in the Company's consolidated balance sheets and amortized to interest expense over the term of the credit facility.

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ("RBC") ratio under the unsecured credit facility at December 31, 2019.

Debt maturities for each of the next five years and thereafter as of December 31, 2019 are as follows:

Maturity	Amounts
(in thousands)
2020	$—
2021	—
2022	—
2023	—
2024	—
Thereafter	375,000
Total	$375,000

9. Derivative Financial Instruments
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

On February 13, 2014, Fannette Funding LLC ("FFL"), a special purpose investment vehicle, formed by and consolidated into the Company, entered into a total return swap agreement with Citibank. The agreement had an initial term of one year, subject to periodic renewal. In July 2018, the agreement was renewed through January 24, 2020. During the fourth quarter of 2019, the underlying obligations were liquidated and the total return swap agreement between FFL and Citibank was terminated. Under the agreement, FFL received the income equivalent on underlying obligations due to Citibank and paid to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap was secured by approximately $31 million of U.S. Treasuries as collateral, which were included in short-term investments on the consolidated balance sheets. The Company paid interest equal to LIBOR plus 128 basis points prior to the renewal of the agreement in January 2018, LIBOR plus 120 basis points subsequent to the January 2018 renewal through July 2018, and LIBOR plus105 basis points subsequent to the July 2018 renewal until December 2019, on approximately $100 million of underlying obligations as of December 31, 2018.

On August 9, 2013, Animas Funding LLC ("AFL"), a special purpose investment vehicle, formed and consolidated by the Company, entered into a three-year total return swap agreement with Citibank, which was renewed through February 17, 2018. During June and July 2017, the underlying obligations were liquidated and the total return swap agreement between AFL and Citibank was terminated on. Under the agreement, AFL received the income equivalent on underlying obligations due to Citibank and paid to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap was secured by approximately $40 million of U.S. Treasuries as collateral, which were included in short-term investments on the consolidated balance sheets. The Company paid interest equal to LIBOR plus 135 basis points prior to the amendment of the agreement in January 2017 and LIBOR plus 128 basis points subsequent to the amendment until July 2017, on approximately $152 million of underlying obligations as of December 31, 2016.

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Liability Derivatives
	December 31, 2019	December 31, 2018
	(Amounts in thousands)
Options sold - Other liabilities	$77	$3
Total return swaps - Other liabilities	—	4,851
Total derivatives	$77	$4,854

	Gains (Losses) Recognized in Income
	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Total return swaps - Net realized investment gains (losses)	$1,039	$(3,783)	$(2,137)
Options sold - Net realized investment gains (losses)	6,339	10,498	2,291
Total	$7,378	$6,715	$154

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

10. Goodwill and Other Intangible Assets

Goodwill
There were no changes in the carrying amount of goodwill during 2019 and 2018. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during 2019 and 2018. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 20. Segment Information for additional information on the reportable business segment).

Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of December 31, 2019
Customer relationships	$53,213	$(52,319)	$894	11
Trade names	15,400	(7,058)	8,342	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total intangible assets, net	$74,313	$(63,677)	$10,636

As of December 31, 2018
Customer relationships	$53,048	$(47,897)	$5,151	11
Trade names	15,400	(6,417)	8,983	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total intangible assets, net	$74,148	$(58,614)	$15,534

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during 2019 and 2018.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $5.1 million, $5.5 million, and $5.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. None of the intangible assets with definite useful lives are anticipated to have a residual value.

The following table presents the estimated future amortization expense related to other intangible assets as of December 31, 2019:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
2020	$922
2021	902
2022	878
2023	714
2024	686
Thereafter	5,134
Total	$9,236

11. Income Taxes
Income tax provision
The Company and its subsidiaries file a consolidated federal income tax return. The income tax expense (benefit) consisted of the following components:

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Federal
Current	$18,109	$14,190	$10,898
Deferred	40,413	(39,244)	10,934
	$58,522	$(25,054)	$21,832
State
Current	$(1,430)	$1,982	$955
Deferred	890	(1,815)	(579)
	$(540)	$167	$376
Total
Current	$16,679	$16,172	$11,853
Deferred	41,303	(41,059)	10,355
Total	$57,982	$(24,887)	$22,208

As a result of the Tax Cuts and Jobs Act of 2017 (the "Act"), the Company’s deferred tax assets and liabilities were measured using the new corporate tax rate of 21% at December 31, 2019, 2018 and 2017. For the years ended December 31, 2019 and 2018, the Company measured its current income taxes using the new corporate tax rate of 21%, rather than the pre-enactment corporate tax rate of 35%. Additionally in 2018, as a result of a determination made by the Office of Management and Budget, the Company reversed the previously recorded provisional 6.6% sequestration reduction to its alternative minimum tax (“AMT”) credit that originally resulted from repeal of the corporate AMT and reclassification of AMT credit carryforwards to current taxes receivable as a refundable credit.

In computing taxable income, property and casualty insurers reduce underwriting income by losses and loss adjustment expenses incurred. The amount of the deduction for losses incurred associated with unpaid losses is discounted at the interest rates and for the loss payment patterns prescribed by the U.S. Treasury. The Act changes the prescribed interest rates to rates based on corporate bond yield curves and extends the applicable time periods for the loss payment pattern. These changes are effective for tax years beginning after 2017 and are subject to a transition rule that spreads the additional tax payments from the amount determined by applying these changes versus the previous calculated amount over the subsequent eight years beginning in 2018. The Company recorded a total deferred tax liability adjustment of approximately $8.6 million at December 31, 2018 related to the changes in discounting of unpaid losses included in the Act based on the guidance published in 2018 by the Internal Revenue Service. As of December 31, 2019, the balance of the deferred tax liability related to changes in discounting of unpaid losses was $6.7 million.

The following table presents a reconciliation of the tax expense (benefit) based on the statutory rate to the Company's actual tax expense (benefit) in the consolidated statements of operations:

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Computed tax expense (benefit) at 21% for 2019 and 2018 and 35% for 2017	$79,394	$(6,429)	$58,480
Tax-exempt interest income	(12,909)	(13,507)	(26,038)
Dividends received deduction	(1,276)	(1,082)	(2,296)
State tax (benefit) expense	(869)	439	158
Nondeductible expenses	526	390	348
Change in federal tax contingency reserve	(2,588)	—	—
Cumulative impact from change in federal tax rate	—	—	(11,449)
(Reversal in 2018) reduction of AMT credit carryforward due to sequestration in 2017	—	(4,088)	4,088
Other, net	(4,296)	(610)	(1,083)
Income tax expense (benefit)	$57,982	$(24,887)	$22,208

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

The following table presents the significant components of the Company’s net deferred tax assets and liabilities:

	December 31,
	2019	2018
	(Amounts in thousands)
Deferred tax assets:
20% of net unearned premiums	$58,448	$52,644
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	12,769	9,245
Write-down of impaired investments	314	356
Expense accruals	8,099	7,019
Tax asset on net unrealized loss on securities carried at fair value	—	1,055
Other deferred tax assets	3,348	3,257
Total gross deferred tax assets	82,978	73,576

Deferred tax liabilities:
Deferred policy acquisition costs	(48,964)	(45,178)
Tax liability on net unrealized gain on securities carried at fair value	(41,273)	—
Tax depreciation in excess of book depreciation	(8,105)	(4,594)
Undistributed earnings of insurance subsidiaries	(2,855)	(3,017)
Tax amortization in excess of book amortization	(3,264)	(2,729)
Other deferred tax liabilities	(6,481)	(4,719)
Total gross deferred tax liabilities	(110,942)	(60,237)

Net deferred tax (liabilities) assets	$(27,964)	$13,339

Uncertainty in Income Taxes
The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements.

There was a $4.6 million decrease to the total amount of unrecognized tax benefits related to tax uncertainties during 2019. The decrease was the result of tax positions taken regarding research and development federal tax credits and state tax apportionment issues based on management’s judgment and latest information available. The Company does not expect any changes in unrecognized tax benefits to have a material impact on its consolidated financial statements within the next 12 months.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2016 through 2018 for federal taxes and 2011 through 2018 for California state taxes. For tax years 2003 through 2010, the Company achieved a resolution with the California Franchise Tax Board (“FTB”) in December 2017 and paid a $4.6 million negotiated settlement amount in accordance with the settlement agreement provided by the FTB and signed by the Company. The settlement agreement was approved by the California attorney general in 2018. The Company believes that resolution of tax years 2003 through 2010 has the potential to establish guidance for future audit assessments proposed by the FTB for future tax years.

The Company is currently under examination by the FTB for tax years 2011 through 2016. For tax years 2011 through 2013, the FTB issued Notices of Proposed Assessments ("NPAs") to the Company, for which the Company submitted a formal protest in 2018. If a reasonable settlement is not reached, the Company intends to pursue other options, including a formal hearing with the FTB, an appeal with the California Office of Tax Appeals, or litigation in Superior Court. For tax years 2014 through 2016, the Company received Audit Issue Presentation Sheets (“AIPS”) related to the Company’s California apportionment factor. The Company accepted the proposed adjustments in December 2019.
The Company believes that the resolution of these examinations and assessments will not have a material impact on the consolidated financial statements.

The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits:

	December 31,
	2019	2018
	(Amounts in thousands)
Balance at January 1	$10,615	$9,674
Additions (reductions) based on tax positions related to:
Current year	—	662
Prior years	(4,564)	279
Balance at December 31	$6,051	$10,615

If unrecognized tax benefits were recognized, $7.2 million and $11.5 million, including accrued interest, penalties and federal tax benefit related to unrecognized tax benefits, would impact the Company’s effective tax rate at December 31, 2019 and 2018, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of income taxes. The Company recognized an accrued net expense (benefit) related to interest and penalty of approximately $(0.1) million, $0.5 million, and $(1.1) million for the years ended December 31, 2019, 2018 and 2017, respectively. The net benefit for the years ended 2019 and 2017 is largely due to reversal of accrued interest and penalty following the recent updates from the FTB for tax years 2014 through 2016, and the settlement with the FTB for tax years 2003 through 2010, respectively. The Company carried an accrued interest and penalty balance of approximately $2.8 million and $2.9 million at December 31, 2019 and 2018, respectively.

12. Loss and Loss Adjustment Expense Reserves
The following table presents the activity in loss and loss adjustment expense reserves:

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Gross reserves at January 1	$1,829,412	$1,510,613	$1,290,248
Less reinsurance recoverables on unpaid losses	(180,859)	(64,001)	(13,161)
Net reserves at January 1	1,648,553	1,446,612	1,277,087
Incurred losses and loss adjustment expenses related to:
Current year	2,696,230	2,483,693	2,390,453
Prior years	9,794	93,096	54,431
Total incurred losses and loss adjustment expenses	2,706,024	2,576,789	2,444,884
Loss and loss adjustment expense payments related to:
Current year	1,651,550	1,543,828	1,550,789
Prior years	857,872	831,020	724,570
Total payments	2,509,422	2,374,848	2,275,359
Net reserves at December 31	1,845,155	1,648,553	1,446,612
Reinsurance recoverables on unpaid losses	76,100	180,859	64,001
Gross reserves at December 31	$1,921,255	$1,829,412	$1,510,613

The increase in the provision for insured events of prior years in 2019 of approximately $9.8 million primarily resulted from higher than estimated defense and cost containment expenses in the California automobile line of insurance business, partially offset by favorable development on prior years’ loss and loss adjustment expense reserves, including catastrophe losses, in certain of the Company's other lines of insurance business.

The increase in the provision for insured events of prior years in 2018 of approximately $93.1 million primarily resulted from higher than estimated California automobile losses resulting from severity in excess of expectations for bodily injury claims as well as higher than estimated defense and cost containment expenses in the California automobile line of insurance business.

The increase in the provision for insured events of prior years in 2017 of approximately $54.4 million primarily resulted from higher than estimated losses in California automobile and property lines, which experienced higher loss severity on liability coverages including bodily injury and property damage and higher loss adjustment expenses than previously estimated.

The Company recorded catastrophe losses net of reinsurance of approximately $53 million, $67 million, and $79 million in 2019, 2018, and 2017, respectively. Catastrophe losses due to the catastrophe events that occurred in 2019 totaled approximately $57 million, with no reinsurance benefits used for these losses, resulting primarily from wildfires and winter storms in California, a hurricane in Texas, and tornadoes and wind and hail storms in the Midwest. These losses were partially offset by favorable development of approximately $4 million on prior years' catastrophe losses, primarily from reductions in the Company's retained portion of losses on the Camp and Woolsey Fires, as described further below. Catastrophe losses before reinsurance benefits totaled approximately $289 million in 2018, primarily resulting from wildfires in Northern and Southern California and weather-related catastrophes across several states. Catastrophe losses before reinsurance benefits totaled approximately $168 million in 2017, resulting primarily from wildfires in Northern and Southern California, severe rainstorms in California, and the impact of hurricanes in Texas, Florida and Georgia.

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

The following is information about incurred and paid claims development as of December 31, 2019, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our two major product lines: automobile and homeowners lines of business. As the information presented is for these two major product lines only, the total incurred and paid claims development shown below does not correspond to the aggregate development presented in the table above, which is for all product lines and includes unallocated claims adjustment expenses. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated amount for unreported claims. The number of claims is measured by claim event (such as a car accident or storm damage) and an individual claim event may result in more than one reported claim. The Company considers a claim that does not result in a liability as a claim closed without payment.

The information about incurred and paid claims development for the years ended December 31, 2010 to 2018 is presented as unaudited supplementary information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Automobile Insurance)											As of December 31, 2019
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019
	(Amounts in thousands)										(Amounts in thousands)
2010	$1,367,547	$1,357,750	$1,364,307	$1,374,638	$1,379,336	$1,381,056	$1,386,105	$1,388,077	$1,388,055	$1,388,086	$43	184
2011		1,343,919	1,367,000	1,380,557	1,388,363	1,393,878	1,398,518	1,405,112	1,401,178	1,401,151	73	181
2012			1,424,754	1,408,222	1,409,104	1,414,878	1,426,735	1,436,034	1,438,250	1,439,660	493	181
2013				1,448,567	1,431,058	1,447,881	1,458,421	1,464,071	1,468,294	1,468,237	1,149	185
2014					1,467,175	1,454,366	1,473,545	1,486,322	1,498,504	1,501,075	3,469	180
2015						1,551,105	1,588,443	1,610,839	1,634,435	1,645,950	9,132	170
2016							1,672,853	1,669,642	1,713,696	1,731,997	22,097	154
2017								1,703,857	1,727,277	1,741,825	58,648	149
2018									1,781,817	1,773,502	139,022	146
2019										1,916,269	438,858	140
									Total	$16,007,752
__________
(1) The information for the years 2010 to 2018 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Automobile Insurance)
	For the Years Ended December 31,
Accident Year	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019
	(Amounts in thousands)
2010	$908,954	$1,143,984	$1,268,142	$1,335,871	$1,365,464	$1,375,799	$1,384,333	$1,387,835	$1,388,140	$1,388,322
2011		926,983	1,152,459	1,277,808	1,347,082	1,378,920	1,391,101	1,394,684	1,400,441	1,400,958
2012			955,647	1,194,648	1,304,511	1,372,828	1,409,911	1,422,705	1,434,956	1,438,686
2013				974,445	1,217,906	1,340,724	1,413,999	1,447,004	1,460,352	1,464,277
2014					967,481	1,231,413	1,358,472	1,432,472	1,476,944	1,490,366
2015						1,040,253	1,336,223	1,466,368	1,560,480	1,614,188
2016							1,094,006	1,395,199	1,554,217	1,656,192
2017								1,076,079	1,399,202	1,561,850
2018									1,082,127	1,417,637
2019										1,134,859
									Total	$14,567,335
				All outstanding liabilities before 2010, net of reinsurance						(557)
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$1,439,861
__________

(1) The information for the years 2010 to 2018 is presented as unaudited supplemental information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Homeowners' Insurance)											As of December 31, 2019
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019
	(Amounts in thousands)										(Amounts in thousands)
2010	$165,727	$157,566	$160,983	$160,472	$160,206	$160,015	$159,608	$159,662	$159,720	$159,652	$1	21
2011		167,414	170,623	170,052	169,600	169,390	169,621	170,126	170,334	170,174	75	23
2012			196,063	188,010	190,376	191,548	192,057	191,804	192,905	192,790	6	25
2013				191,903	188,915	188,026	186,795	187,165	188,014	187,147	42	23
2014					199,298	202,621	203,218	202,513	204,986	208,003	3,259	25
2015						234,800	234,881	233,501	236,855	238,652	1,978	24
2016							250,691	259,489	259,497	259,708	2,092	24
2017								309,491	295,163	288,322	4,310	30
2018									311,798	308,361	15,686	25
2019										359,643	64,136	28
									Total	$2,372,452
__________
(1) The information for the years 2010 to 2018 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Homeowners' Insurance)
	For the Years Ended December 31,
Accident Year	2010(1)	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019
	(Amounts in thousands)
2010	$95,057	$137,628	$149,084	$155,191	$156,853	$158,053	$158,943	$159,268	$159,435	$159,491
2011		111,909	153,845	162,870	166,375	167,806	168,621	168,914	169,757	169,899
2012			128,618	175,029	182,756	188,121	190,373	190,649	191,660	192,362
2013				133,528	174,295	180,858	183,860	185,168	186,132	186,494
2014					139,615	186,996	194,605	198,758	202,193	203,333
2015						163,196	213,994	224,178	230,480	234,683
2016							173,537	234,215	245,878	253,919
2017								217,900	269,254	278,341
2018									213,038	271,534
2019										240,240
									Total	$2,190,296
				All outstanding liabilities before 2010, net of reinsurance						576
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$182,731
__________
(1) The information for the years 2010 to 2018 is presented as unaudited supplemental information.

The following is unaudited supplementary information about average historical claims duration as of December 31, 2019.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Automobile insurance	63.6%	17.4%	8.6%	5.2%	2.6%	0.9%	0.5%	0.3%	0.9%	—%

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Homeowners insurance	67.6%	22.4%	4.4%	2.6%	1.2%	0.5%	0.4%	0.4%	0.5%	—%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows:

Reconciliation of the Disclosure of Incurred and Paid Claims Development
to the Loss and Loss Adjustment Expense Reserves

December 31, 2019
(Amounts in thousands)
Net outstanding liabilities
Automobile insurance	$1,439,861
Homeowners' insurance	182,731
WAIC automobile insurance	16,576
Other short-duration insurance lines	106,002
Loss and loss adjustment expense reserves, net of reinsurance recoverables on unpaid losses	1,745,170
Reinsurance recoverables on unpaid losses
Automobile insurance	22,060
Homeowners' insurance	52,317
Other short-duration insurance lines	1,723
Total reinsurance recoverables on unpaid losses	76,100
Insurance lines other than short-duration	629
Unallocated claims adjustment expenses	99,356
99,985
Total gross loss and loss adjustment expense reserves	$1,921,255

13. Dividends
The following table presents shareholder dividends paid:

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands, except per share data)
Total paid	$139,071	$138,478	$137,886
Per share paid	$2.5125	$2.5025	$2.4925

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. As of December 31, 2019, the insurance subsidiaries of the Company are permitted to pay approximately $151 million in dividends in 2020 to Mercury General without the prior approval of the DOI of domiciliary states. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay shareholder dividends. During 2019, 2018, and 2017, the Insurance Companies paid Mercury General ordinary dividends of $114 million, $135 million, and $109 million, respectively.

On February 7, 2020, the Board of Directors declared a $0.6300 quarterly dividend payable on March 31, 2020 to shareholders of record on March 17, 2020.

14. Statutory Balances and Accounting Practices
The Insurance Companies prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance departments of their domiciliary states. Prescribed statutory accounting practices primarily include those published as statements of statutory accounting principles by the National Association of Insurance Commissioners

(the "NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2019, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The following table presents the statutory net income, and statutory capital and surplus of the Insurance Companies, as reported to regulatory authorities:

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Statutory net income(1)	$135,670	$81,935	$117,376
Statutory capital and surplus	$1,539,998	$1,471,547	$1,589,226
 __________

(1)	Statutory net income reflects differences from GAAP net income, including changes in the fair value of the investment portfolio as a result of the application of the fair value option.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2019, 2018 and 2017, each of the Insurance Companies exceeded the minimum required RBC level, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios were less than 400% of the authorized control level RBC as of December 31, 2019, 2018 and 2017. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

15. Profit Sharing Plan and Annual Cash Bonuses
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

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. The matching contributions, at a rate set by the Board of Directors, totaled $9.9 million, $9.0 million, and $8.6 million for 2019, 2018, and 2017, respectively.

The Plan also includes an employee stock ownership plan that covers substantially all employees. The Board of Directors authorizes the Plan to purchase the Company’s common stock in the open market for allocation to the Plan participants. No purchases were made during the past three years.

The Company also provides company-wide annual cash bonuses to all eligible employees based on performance criteria for each recipient and for the Company as a whole. The Company performance goals were based on the Company's premium growth and combined ratio. The Company did not pay any company-wide annual cash bonuses to all eligible employees in 2019, 2018, and 2017.

16. Share-Based Compensation

In February 2015, the Company adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan (the "2005 Plan") which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock under the 2015 Plan are authorized for issuance upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of RSU or deferred stock awards. As of December 31, 2019, the Company had 70,000 stock options granted and outstanding and 4,830,000 shares of common stock available for future grant under the 2015 Plan.

The following table presents a summary of cash received, compensation costs recognized and excess tax expense (benefit), related to the Company's share-based awards:

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Cash received from stock option exercises	$701	$358	$2,162
Compensation cost, all share-based awards	123	145	60
Excess tax (benefit) expense, all share-based awards	(7)	4	8

Stock Option Awards
Stock option awards become exercisable at a rate of 25% per year beginning one year from the date granted, are granted at the closing price of the Company's stock on the date of grant, and expire after 10 years.

In February 2018, the Compensation Committee of the Company's Board of Directors awarded a total of 80,000 stock options to four senior executives under the 2015 Plan which will vest over the four-year requisite service period. 10,000 of these stock options were forfeited in February 2019 following the departure of a senior executive. The fair values of these stock options were estimated on the date of grant using a closed-form option valuation model (Black-Scholes). No stock options were awarded in 2019 and 2017 under the 2015 Plan.

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

The following table presents a summary of the stock option activity for the year ended December 31, 2019:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2019	99,500	$42.77
Exercised	(22,000)	$41.92
Canceled or expired	(10,000)	$43.01
Outstanding at December 31, 2019	67,500	$43.01	8.1	$376
Exercisable at December 31, 2019	15,000	$43.01	8.1	$84

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the stock option exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock options been exercised on December 31, 2019. The aggregate intrinsic values of stock options exercised were $217,064, $42,000, and $371,000 for 2019, 2018, and 2017, respectively. The total fair value of stock options vested during 2019, 2018, and 2017 was $141,584, $0, and $142,000, respectively.

The following table presents information regarding stock options outstanding at December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$43.01	67,500	8.1	$43.01	15,000	$43.01

As of December 31, 2019, the Company had $0.3 million of unrecognized compensation expense related to stock options awarded under the 2015 Plan, which will be recognized ratably over the remaining vesting period of approximately 2.1 years.

Restricted Stock Unit Awards

Under the 2015 Plan and 2005 Plan, the Compensation Committee of the Company’s Board of Directors granted performance-based vesting RSU awards to the Company’s senior management and key employees prior to 2017. No RSUs were awarded in 2019, 2018, and 2017 under the 2015 Plan.

The following table presents a summary of RSU awards activity, based on target vesting, during the years indicated:

	Year Ended December 31,
	2019		2018		2017
	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share
Outstanding at January 1	75,250	$53.49	169,000	$53.66	271,000	$51.09
Vested	—	$—	—	$—	(82,000)	$45.17
Forfeited/Canceled	(6,000)	$53.49	(8,000)	$53.49	(20,000)	$53.62
Expired	(69,250)	$53.49	(85,750)	$53.80	—	$—
Outstanding at December 31	—	$—	75,250	$53.49	169,000	$53.66

The RSU awards vested at the end of a three-year performance period beginning with the year of the grant, and then only if, and to the extent that, the Company’s performance during the performance period achieved the threshold established by the Compensation Committee of the Company’s Board of Directors. Performance thresholds were based on the Company’s cumulative underwriting income, annual underwriting income, and net earned premium growth. Shares were forfeited or canceled when employees were no longer employed by the Company. Expired shares represent shares that did not meet the vesting requirements.

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

17. Earnings Per Share
The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2019			2018			2017
	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(Amounts and numbers in thousands, except per-share data)
Basic EPS
Income (loss) available to common stockholders	$320,087	55,351	$5.78	$(5,728)	55,335	$(0.10)	$144,877	55,316	$2.62
Effect of dilutive securities:
Options	—	9		—	—		—	11
Diluted EPS
Income (loss) available to common stockholders after assumed conversions	$320,087	55,360	$5.78	$(5,728)	55,335	$(0.10)	$144,877	55,327	$2.62

Potentially dilutive securities representing approximately 0, 78,500, and 0 shares of common stock for 2019, 2018, and 2017, respectively, were excluded from the computation of diluted earnings (loss) per common share because their effect would have been anti-dilutive. For the year ended December 31, 2018, the dilutive impact of incremental shares was excluded as the Company generated a net loss.

18. Commitments and Contingencies

Operating Leases
The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, and office equipment that expire at various dates through the year 2028. See Note 7. Leases for additional information on leases and future lease payments for operating leases as of December 31, 2019.
California Earthquake Authority ("CEA")
The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowners policies directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other income in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 3, 2019, the most recent date at which information was available, was approximately $73.8 million. There was no assessment made in 2019.
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

The Company is also involved in proceedings relating to assessments and rulings made by the FTB. See Note 11. Income Taxes.

There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

19. Quarterly Financial Information (Unaudited)
The following table presents summarized quarterly financial data for 2019 and 2018:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share data)
2019
Net premiums earned	$870,245	$888,776	$915,012	$925,384
Change in fair value of financial instruments pursuant to the fair value option	104,227	50,281	24,021	18,173
Income before income taxes	167,169	101,595	80,840	28,465
Net income	135,867	83,250	69,282	31,688
Basic earnings per share	2.46	1.50	1.25	0.57
Diluted earnings per share	2.45	1.50	1.25	0.57
Dividends paid per share	0.6275	0.6275	0.6275	0.6300

2018
Net premiums earned	$808,084	$833,959	$858,135	$868,233
Change in fair value of financial instruments pursuant to the fair value option	(58,532)	8,793	(12,907)	(70,020)
(Loss) income before income taxes	(59,699)	73,246	70,286	(114,448)
Net (loss) income	(42,607)	60,180	58,578	(81,879)
Basic (loss) earnings per share	(0.77)	1.09	1.06	(1.48)
Diluted (loss) earnings per share	(0.77)	1.09	1.06	(1.48)
Dividends paid per share	0.6250	0.6250	0.6250	0.6275

Net income for 2019 was primarily attributable to net premiums earned, net realized investment gains, partially offset by operating expenses and losses and loss adjustment expenses, including catastrophe losses and unfavorable development on prior accident years' loss and loss adjustment expense reserves. The primary causes of the net income for the fourth quarter of 2019 were the increases in the fair values of the Company’s fixed maturity and equity securities due to decreases in market interest rates and the overall improvement in equity markets.
Net income for 2018 was primarily attributable to net premiums earned, net investment income and income tax benefit on pre-tax loss, partially offset by net realized investment losses, operating expenses and losses and loss adjustment expenses, including catastrophe losses and unfavorable development on prior accident years' loss and loss adjustment expense reserves. The primary causes of the net loss for the fourth quarter of 2018 were the decreases in the fair values of the Company’s fixed maturity and equity securities due to the rising market interest rates and the overall decline in equity markets.

20. Segment Information

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
The following table presents operating results by reportable segment for the years ended:

	Year Ended December 31,
	2019			2018			2017
	Property & Casualty	Other	Total	Property & Casualty	Other	Total	Property & Casualty	Other	Total
	(Amounts in millions)
Net premiums earned	$3,571.0	$28.4	$3,599.4	$3,337.9	$30.5	$3,368.4	$3,160.9	$34.5	$3,195.4
Less:
Losses and loss adjustment expenses	2,692.7	13.3	2,706.0	2,562.0	14.8	2,576.8	2,427.8	17.1	2,444.9
Underwriting expenses	857.3	14.1	871.4	802.7	14.1	816.8	773.1	15.6	788.7
Underwriting gain (loss)	21.0	1.0	22.0	(26.8)	1.6	(25.2)	(40.0)	1.8	(38.2)
Investment income			141.3			135.8			124.9
Net realized investment gains (losses)			222.8			(133.5)			83.7
Other income			9.0			9.3			11.9
Interest expense			(17.0)			(17.0)			(15.2)
Pre-tax income (loss)			$378.1			$(30.6)			$167.1
Net income (loss)			$320.1			$(5.7)			$144.9

The following table presents the Company’s net premiums earned and direct premiums written by line of insurance business for the years ended:

	Year Ended December 31,
	2019			2018			2017
	Property & Casualty	Other	Total	Property & Casualty	Other	Total	Property & Casualty	Other	Total
	(Amounts in millions)
Private passenger automobile	$2,756.5	$—	$2,756.5	$2,602.1	$—	$2,602.1	$2,473.8	$—	$2,473.8
Homeowners	514.8	—	514.8	459.4	—	459.4	431.6	—	431.6
Commercial automobile	208.7	—	208.7	190.1	—	190.1	171.9	—	171.9
Other	91.0	28.4	119.4	86.3	30.5	116.8	83.6	34.5	118.1
Net premiums earned	$3,571.0	$28.4	$3,599.4	$3,337.9	$30.5	$3,368.4	$3,160.9	$34.5	$3,195.4

Private passenger automobile	$2,820.5	$—	$2,820.5	$2,703.6	$—	$2,703.6	$2,480.0	$—	$2,480.0
Homeowners	598.5	—	598.5	524.9	—	524.9	469.9	—	469.9
Commercial automobile	217.3	—	217.3	198.5	—	198.5	178.2	—	178.2
Other	106.3	32.0	138.3	97.2	26.7	123.9	92.9	27.9	120.8
Direct premiums written	$3,742.6	$32.0	$3,774.6	$3,524.2	$26.7	$3,550.9	$3,221.0	$27.9	$3,248.9

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, the Company’s management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this 2019 Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which is included herein.
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
Information regarding executive officers of the Company is included in Part I. For other information called for by Items 10, 11, 12, 13 and 14, reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2019 and which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:
1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2019 are contained herein as listed in the Index to Consolidated Financial Statements on page 52.
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
3. Exhibits

Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with the SEC
3.1	Articles of Incorporation of the Company, as amended to date.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended September 30, 2007, and is incorporated herein by this reference.
3.3	First Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2008, and is incorporated herein by this reference.
3.4	Second Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 25, 2009, and is incorporated herein by this reference.
3.5	Third Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 11, 2018, and is incorporated herein by this reference.
4.1	Shareholders’ Agreement dated as of October 7, 1985 among the Company, George Joseph and Gloria Joseph.
This document was filed as an exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).

4.2	Indenture, dated as of March 8, 2017, between Mercury General Corporation and Wilmington Trust, National Association.	This document was filed as an exhibit to Registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 8, 2017, and is incorporated herein by this reference.
4.3	First Supplemental Indenture, dated as of March 8, 2017, between Mercury General Corporation and Wilmington Trust, National Association.	This document was filed as an exhibit to Registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 8, 2017, and is incorporated herein by this reference.
4.4	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith.

10.1*	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.
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

10.4*	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
10.5*	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
10.6*	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
10.7*	Amendment 1999-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
10.8*	Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
10.9*	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
10.10*	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
10.11*	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
10.12*	Amendment 2003-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
10.13*	Amendment 2004-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
10.14*	Amendment 2006-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
10.15*	Amendment 2006-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.
10.16*	Amendment 2007-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
10.17*	Amendment 2008-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.18*	Amendment 2008-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.

10.19*	Amendment 2009-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
10.20*	Amendment 2009-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
10.21*	Amendment 2011-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by this reference.
10.22*	Amendment 2013-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by this reference.
10.23*	Amendment 2014-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
10.24*	Amendment 2014-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
10.25*	Amendment 2015-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by this reference.
10.26*	Amendment 2015-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by this reference.
10.27*	Amendment 2017-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2017, and is incorporated herein by this reference.
10.28*	Amendment 2019-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2018, and is incorporated herein by this reference.
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

10.45*	Form of Restricted Stock Unit Agreement under the Mercury General Corporation 2015 Incentive Award Plan (2016 and later version).	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2016, and is incorporated herein by this reference.
10.46	Credit Agreement, dated as of March 29, 2017, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 3, 2017, and is incorporated herein by this reference.
10.47*	Separation Agreement and General Release, effective May 24, 2018, by and between Allan Lubitz and Mercury Insurance Services, LLC.	This document was filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 2018, and is incorporated herein by this reference.
21.1	Subsidiaries of the Company	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
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
Filed herewith.

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
Filed herewith.
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY GENERAL CORPORATION

BY	/S/ GABRIEL TIRADOR
Gabriel Tirador
President and Chief Executive Officer
February 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE JOSEPH George Joseph	Chairman of the Board	February 12, 2020

/S/ GABRIEL TIRADOR Gabriel Tirador	President and Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2020

/S/ THEODORE R. STALICK Theodore R. Stalick	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 12, 2020

/S/ GEORGE G. BRAUNEGG George G. Braunegg	Director	February 12, 2020

/S/ RAMONA L. CAPPELLO Ramona L. Cappello	Director	February 12, 2020

/S/ JAMES G. ELLIS James G. Ellis	Director	February 12, 2020

/S/ JOSHUA E. LITTLE Joshua E. Little	Director	February 12, 2020

/S/ MARTHA E. MARCON Martha E. Marcon	Director	February 12, 2020

SCHEDULE I

MERCURY GENERAL CORPORATION AND SUBSIDIARIES SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2019

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$22,502	$22,637	$22,637
Municipal securities	2,435,346	2,554,208	2,554,208
Mortgage-backed securities	62,566	63,003	63,003
Corporate securities	233,730	235,565	235,565
Collateralized loan obligations	200,656	199,218	199,217
Other asset-backed securities	18,476	18,644	18,645
Total fixed maturity securities	2,973,276	3,093,275	3,093,275
Equity securities:
Common stock	498,514	586,367	586,367
Non-redeemable preferred stock	49,442	49,708	49,708
Private equity fund	1,137	1,203	1,203
Private equity funds measured at net asset value (1)	99,189	87,473	87,473
Total equity securities	648,282	724,751	724,751
Short-term investments	494,060	494,135	494,135
Total investments	$4,115,618	$4,312,161	$4,312,161
__________

(1)	The fair value is measured using the NAV practical expedient. See Note 4. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE I, Continued

MERCURY GENERAL CORPORATION AND SUBSIDIARIES SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES DECEMBER 31, 2018

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$25,131	$25,003	$25,003
Municipal securities	2,599,056	2,620,132	2,620,132
Mortgage-backed securities	30,640	30,952	30,952
Corporate securities	107,479	105,524	105,524
Collateralized loan obligations	169,626	165,789	165,789
Other asset-backed securities	37,609	37,761	37,761
Total fixed maturity securities	2,969,541	2,985,161	2,985,161
Equity securities:
Common stock	438,504	430,973	430,973
Non-redeemable preferred stock	34,429	31,433	31,433
Private equity fund	1,481	1,445	1,445
Private equity fund measured at net asset value (1)	69,668	65,780	65,780
Total equity securities	544,082	529,631	529,631
Short-term investments	254,518	253,299	253,299
Total investments	$3,768,141	$3,768,091	$3,768,091
__________

(1)	The fair value is measured using the NAV practical expedient. See Note 4. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS

	December 31,
	2019	2018
	(Amounts in thousands)
ASSETS
Investments, at fair value:
Equity securities (cost $81,802; $110,279)	$114,668	$119,037
Short-term investments (cost $29,356; $3,166)	29,356	3,166
Investment in subsidiaries	2,008,163	1,850,582
Total investments	2,152,187	1,972,785
Cash	39,766	24,140
Accrued investment income	90	161
Amounts receivable from affiliates	244	1,172
Current income taxes	—	—
Income tax receivable from affiliates	9,192	19,225
Other assets	312	446
Total assets	$2,201,791	$2,017,929
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$372,133	$371,734
Accounts payable and accrued expenses	17	25
Amounts payable to affiliates	22	3,082
Income tax payable to affiliates	4,106	580
Current income taxes	14,052	17,773
Deferred income taxes	7,059	1,691
Other liabilities	4,900	5,360
Total liabilities	402,289	400,245
Commitments and contingencies
Shareholders’ equity:
Common stock	98,828	98,026
Retained earnings	1,700,674	1,519,658
Total shareholders’ equity	1,799,502	1,617,684
Total liabilities and shareholders’ equity	$2,201,791	$2,017,929

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued
MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Revenues:
Net investment income	$3,735	$4,661	$4,090
Net realized investment gains (losses)	31,682	(10,797)	19,279
Other	5	2	—
Total revenues	35,422	(6,134)	23,369
Expenses:
Other operating expenses	2,592	2,343	1,918
Interest	17,036	17,036	14,856
Total expenses	19,628	19,379	16,774
Income (loss) before income taxes and equity in net income of subsidiaries	15,794	(25,513)	6,595
Income tax expense (benefit)	2,816	(5,144)	1,572
Income (loss) before equity in net income of subsidiaries	12,978	(20,369)	5,023
Equity in net income of subsidiaries	307,109	14,641	139,854
Net income (loss)	$320,087	$(5,728)	$144,877

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued
MERCURY GENERAL CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Cash flows from operating activities:
Net cash used in operating activities	$(5,392)	$(16,108)	$(14,503)
Cash flows from investing activities:
Capital contribution to subsidiaries	(125)	(541)	(140,125)
Capital distribution from subsidiaries	30,069	—	—
Distributions received from special purpose entities	5,153	5,998	5,243
Dividends received from subsidiaries	114,431	135,000	109,000
Fixed maturity securities available for sale in nature:
Sales	—	—	1,614
Equity securities available for sale in nature
Purchases	(39,966)	(22,286)	(22,406)
Sales	74,663	33,052	18,876
Calls	—	—	4,000
(Increase) decrease in short-term investments	(25,213)	18,065	(20,607)
Other, net	376	605	310
Net cash provided by (used in) investing activities	159,388	169,893	(44,095)
Cash flows from financing activities:
Dividends paid to shareholders	(139,071)	(138,478)	(137,886)
Proceeds from stock options exercised	701	358	2,162
Net proceeds from issuance of senior notes	—	—	371,011
Payoff of principal on loan and credit facilities	—	—	(180,000)
Net cash (used in) provided by financing activities	(138,370)	(138,120)	55,287
Net increase (decrease) in cash	15,626	15,665	(3,311)
Cash:
Beginning of year	24,140	8,475	11,786
End of year	$39,766	$24,140	$8,475
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$16,586	$16,586	$9,435
Income taxes (refunded) paid, net	$(12,391)	$4,296	$346

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
Distributions received from Special Purpose Entities

On February 13, 2014, Fannette Funding LLC ("FFL"), a special purpose investment vehicle, formed by and consolidated into the Company, entered into a total return swap agreement with Citibank. The agreement had an initial term of one year, subject to periodic renewal. In July 2018, the agreement was renewed through January 24, 2020. During the fourth quarter of 2019, the underlying obligations were liquidated and the total return swap agreement between FFL and Citibank was terminated. Under the agreement, FFL received the income equivalent on underlying obligations due to Citibank and paid to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap was secured by approximately $31 million of U.S. Treasuries as collateral, which were included in short-term investments on the consolidated balance sheets. The Company paid interest equal to LIBOR plus 128 basis points prior to the renewal of the agreement in January 2018, LIBOR plus 120 basis points subsequent to the January 2018 renewal through July 2018, and LIBOR plus105 basis points subsequent to the July 2018 renewal until December 2019, on approximately $100 million of underlying obligations as of December 31, 2018.

On August 9, 2013, Animas Funding LLC ("AFL"), a special purpose investment vehicle, formed and consolidated by the Company, entered into a three-year total return swap agreement with Citibank, which was renewed for an additional one-year term through February 17, 2018. During June and July 2017, the underlying obligations were liquidated and the total return swap agreement between AFL and Citibank was terminated on. Under the agreement, AFL received the income equivalent on underlying obligations due to Citibank and paid to Citibank interest on the outstanding notional amount of the underlying obligations. The total return swap was secured by approximately $40 million of U.S. Treasuries as collateral, which were included in short-term investments on the consolidated balance sheets. The Company paid interest equal to LIBOR plus 135 basis points prior to the amendment of the agreement in January 2017 and LIBOR plus 128 basis points subsequent to the amendment until July 2017, on approximately $152 million of underlying obligations as of December 31, 2016.

Distributions of $5.2 million and $6.0 million were received in 2019 and 2018, respectively, from these special purpose entities.
Dividends received from Subsidiaries

Dividends of $114,431,433, $135,000,000 and $109,000,000 were received by Mercury General from its 100% owned insurance subsidiaries in 2019, 2018 and 2017, respectively, and are recorded as a reduction to investment in subsidiaries.
Capitalization of Insurance Subsidiaries

Mercury General made capital contributions to its insurance subsidiaries of $125,000, $540,619 and $140,125,000 in 2019, 2018 and 2017, respectively. In addition, Mercury General received a capital distribution from one of its insurance subsidiaries of $30,068,567 in 2019.
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

See accompanying Report of Independent Registered Public Accounting Firm

Commitments and Contingencies

On March 29, 2017, Mercury General entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 17.2% at December 31, 2019, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of February 6, 2020, there have been no borrowings under this facility.
Federal Income Taxes

The Company files a consolidated federal income tax return for the following entities:

Mercury Casualty Company	Mercury County Mutual Insurance Company
Mercury Insurance Company	Mercury Insurance Company of Florida
California Automobile Insurance Company	Mercury Indemnity Company of America
California General Underwriters Insurance Company, Inc.	Mercury Select Management Company, Inc.
Mercury Insurance Company of Illinois	Mercury Insurance Services LLC
Mercury Insurance Company of Georgia	AIS Management LLC
Mercury Indemnity Company of Georgia	Auto Insurance Specialists LLC
Mercury National Insurance Company	PoliSeek AIS Insurance Solutions, Inc.
American Mercury Insurance Company	Animas Funding LLC
American Mercury Lloyds Insurance Company	Fannette Funding LLC
Workmen's Auto Insurance Company	Mercury Plus Insurance Services LLC

The method of allocation between the companies is subject to an agreement approved by the Board of Directors. Allocation is based upon separate return calculations with current credit for net losses incurred by the insurance subsidiaries to the extent it can be used in the current consolidated return.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE IV MERCURY GENERAL CORPORATION AND SUBSIDIARIES REINSURANCE THREE YEARS ENDED DECEMBER 31, Property and Liability Insurance Earned Premiums

	2019	2018	2017
	(Amounts in thousands)
Direct amounts	$3,655,233	$3,416,687	$3,221,493
Ceded to other companies	(56,725)	(48,941)	(26,881)
Assumed	910	665	825
Net amounts	$3,599,418	$3,368,411	$3,195,437

See accompanying Report of Independent Registered Public Accounting Firm