Form 10-Q
period 2020-03-31
MERCURY GENERAL CORP
filed 2020-05-05
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At April 30, 2020, the registrant had issued and outstanding an aggregate of 55,357,691 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $3,229,887; $2,973,276)	$3,299,873	$3,093,275
Equity securities (cost $729,588; $648,282)	619,684	724,751
Short-term investments (cost $242,081; $494,060)	237,520	494,135
Total investments	4,157,077	4,312,161
Cash	252,836	294,398
Receivables:
Premiums	633,328	606,316
Allowance for credit losses on premiums receivable	(10,000)	(1,445)
Premiums receivable, net of allowance for credit losses	623,328	604,871
Accrued investment income	43,101	40,107
Other	7,831	6,464
Total receivables	674,260	651,442
Reinsurance recoverables	70,366	78,774
Allowance for credit losses on reinsurance recoverables	(148)	—
Reinsurance recoverables, net of allowance for credit losses	70,218	78,774
Deferred policy acquisition costs	234,642	233,166
Fixed assets (net of accumulated depreciation $318,274; $312,060)	169,287	168,986
Operating lease right-of-use assets	45,126	44,909
Current income taxes	—	7,642
Deferred income taxes	26,689	—
Goodwill	42,796	42,796
Other intangible assets, net	10,400	10,636
Other assets	33,567	44,247
Total assets	$5,716,898	$5,889,157
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$1,897,945	$1,921,255
Unearned premiums	1,384,803	1,355,547
Notes payable	372,233	372,133
Accounts payable and accrued expenses	150,307	143,318
Operating lease liabilities	48,238	47,996
Current income taxes	5,510	—
Deferred income taxes	—	27,964
Other liabilities	234,418	221,442
Total liabilities	4,093,454	4,089,655
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,358; 55,358	98,863	98,828
Retained earnings	1,524,581	1,700,674
Total shareholders’ equity	1,623,444	1,799,502
Total liabilities and shareholders’ equity	$5,716,898	$5,889,157
See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Net premiums earned	$922,574	$870,245
Net investment income	34,495	34,174
Net realized investment (losses) gains	(251,320)	111,074
Other	2,562	2,250
Total revenues	708,311	1,017,743
Expenses:
Losses and loss adjustment expenses	651,670	630,416
Policy acquisition costs	156,533	148,413
Other operating expenses	76,557	67,489
Interest	4,256	4,256
Total expenses	889,016	850,574
(Loss) income before income taxes	(180,705)	167,169
Income tax (benefit) expense	(41,501)	31,302
Net (loss) income	$(139,204)	$135,867
Net (loss) income per share:
Basic	$(2.51)	$2.46
Diluted	$(2.51)	$2.45
Weighted average shares outstanding:
Basic	55,358	55,341
Diluted	55,358	55,348

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Common stock, beginning of period	$98,828	$98,026
Proceeds from stock options exercised	—	453
Share-based compensation expense	35	16
Common stock, end of period	98,863	98,495
Retained earnings, beginning of period	1,700,674	1,519,658
Cumulative effect of adopting ASU 2016-13 (Note1)	(2,014)	—
Retained earnings, beginning of period, as adjusted	1,698,660	1,519,658
Net (loss) income	(139,204)	135,867
Dividends paid to shareholders	(34,875)	(34,726)
Retained earnings, end of period	1,524,581	1,620,799
Total shareholders’ equity, end of period	$1,623,444	$1,719,294

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(139,204)	$135,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,026	15,085
Net realized investment losses (gains)	251,320	(111,074)
Increase in premiums receivable	(20,312)	(24,923)
Decrease in reinsurance recoverables	8,397	106,588
Changes in current and deferred income taxes	(41,501)	31,338
Increase in deferred policy acquisition costs	(1,477)	(4,592)
Decrease in loss and loss adjustment expense reserves	(23,310)	(41,800)
Increase in unearned premiums	29,256	37,480
Increase in accounts payable and accrued expenses	9,640	22,742
Share-based compensation	35	16
Other, net	8,276	7,960
Net cash provided by operating activities	97,146	174,687
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(334,517)	(146,592)
Sales	23,503	15,197
Calls or maturities	41,643	80,099
Equity securities available for sale in nature:
Purchases	(361,942)	(256,696)
Sales	269,320	227,787
Changes in securities payable and receivable	8,864	15,901
Decrease (increase) in short-term investments	254,811	(113,287)
Purchases of fixed assets	(10,305)	(8,430)
Other, net	4,790	1,421
Net cash used in investing activities	(103,833)	(184,600)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(34,875)	(34,726)
Proceeds from stock options exercised	—	453
Net cash used in financing activities	(34,875)	(34,273)
Net decrease in cash	(41,562)	(44,186)
Cash:
Beginning of the year	294,398	314,291
End of period	$252,836	$270,105
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$8,269	$8,268
Income taxes refunded, net	$—	$36

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation

The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at March 31, 2020 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for more complete descriptions and discussions. Operating results and cash flows for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about the effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant assumptions in the preparation of these consolidated financial statements relate to reserves for losses and loss adjustment expenses. Actual results could differ from those estimates. See Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Earnings per Share

Potentially dilutive securities representing approximately 68,000 shares of common stock were excluded from the computation of diluted loss per common share for the three months ended March 31, 2020 because their effect would have been anti-dilutive. There were no potentially dilutive securities with anti-dilutive effect for the three months ended March 31, 2019.
Dividends per Share

The Company declared and paid a dividend per share of $0.6300 and $0.6275 during the three months ended March 31, 2020 and 2019, respectively.
Deferred Policy Acquisition Costs

Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $156.5 million and $148.4 million for the three months ended March 31, 2020 and 2019, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $11.7 million and $13.6 million for the three months ended March 31, 2020 and 2019, respectively.

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

The Company is party to a Catastrophe Reinsurance Treaty (the "Treaty") covering a wide range of perils that is effective through June 30, 2020. The Treaty provides $600 million of coverage on a per occurrence basis after covered catastrophe losses exceed the $40 million Company retention limit. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies, such as homeowners, but does cover losses from fires following an earthquake. In addition, the Treaty provides for one full reinstatement of coverage limits and excludes losses from wildfires on certain coverage layers of the Treaty.

The Company recognized ceded premiums earned of approximately $14 million and $15 million for the three months ended March 31, 2020 and 2019, respectively, which are included in net premiums earned in its consolidated statements of operations. The Company recognized ceded losses and loss adjustment expenses of approximately $(1) million and $(58) million for the three months ended March 31, 2020 and 2019, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The large negative ceded losses and loss adjustment expenses for the three months ended March 31, 2019 resulted from the re-estimation of the catastrophe loss reserves, including estimated subrogation, on the 2018 Camp and Woolsey Fires and the 2017 Southern California wildfires, which had previously been ceded to reinsurers under the Treaty, in conjunction with the sale of the Company's subrogation rights during the first quarter of 2019. The re-estimation primarily benefited the Company's reinsurers. See Note 10. Loss and Loss Adjustment Expense Reserves for additional information.

The Company's insurance subsidiaries, as primary insurers, are required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.
Revenue from Contracts with Customers (Topic 606)

The Company's revenue from contracts with customers is commission income earned from third-party insurers by its 100% owned insurance agencies, which amounted to approximately $4.7 million and $4.2 million, with related expenses of $3.0 million and $2.7 million, for the three months ended March 31, 2020 and 2019, respectively. All of the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting (see Note 13. Segment Information).

As of March 31, 2020 and December 31, 2019, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

Capitalized Implementation Costs for Cloud Computing Arrangements

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," prospectively to all implementation costs incurred after the adoption date. Prior to the adoption date, such implementation costs were accounted for in a manner consistent with the guidance in ASU 2018-15. The majority of the Company's cloud computing arrangements relate to service contracts with third parties that host the Company's data and computing infrastructure that are used in providing services to and supporting transactions with its existing or potential policyholders and insurance agents. The capitalized implementation costs are amortized over the term of the hosting arrangement.

The balance of capitalized implementation costs for cloud computing arrangements, net of accumulated amortization, was $5.5 million and $4.4 million at March 31, 2020 and December 31, 2019, respectively, which is included in other assets in the Company's consolidated balance sheets. The accumulated amortization was $0.5 million and $0.3 million at March 31, 2020 and December 31, 2019, respectively. The amortization expense related to the capitalized implementation costs was $0.2 million for the three months ended March 31, 2020, which is included in other operating expenses in the Company's consolidated statements of operations. The Company had no amortization expense for the three months ended March 31, 2019.

Allowance for Credit Losses

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) along with certain additional ASUs on Topic 326 using a modified retrospective transition method, and recognized the cumulative-effect adjustment of approximately $2 million to the beginning retained earnings of 2020. The cumulative-effect adjustment primarily resulted from re-estimating credit losses on the outstanding balances of the Company's premiums receivable and reinsurance recoverables at the adoption date. Topic 326 replaces the "incurred loss" methodology for recognizing credit losses with a methodology that reflects expected credit losses for financial assets that are not accounted for at fair value through net income. The Company's investment portfolio, not including accrued investment income, was not affected by Topic 326 as it applies the fair value option to all of its investments (see Note 4).

Premiums Receivable

The majority of the Company's premiums receivable are short-term in nature and are due within a year, consistent with the policy term of its insurance policies sold. Generally, premiums are collected prior to providing risk coverage, minimizing the Company's exposure to credit risk. The Company monitors the credit risk associated with premiums receivable, taking into consideration the fact that credit risk is reduced by the Company's right to offset loss payments and unearned premiums against premiums receivable. The Company has established an allowance for uncollectible premiums receivable related to credit risk, and the estimated allowance is reviewed quarterly and adjusted as appropriate based on evaluations of balances due from insureds, management’s experience, historical data, current economic conditions, and reasonable and supportable forecasts of future economic conditions that affect the collectibility of the reported amounts. In estimating an allowance for uncollectible premiums receivable, the Company assesses customer balances and write-offs by state, line of business, and the year the premiums were written, leveraging its current process for analyzing uncollectibility of premiums receivable. This allowance is based on historical write-off percentages adjusted for the effects of current trends and reasonable and supportable forecasts, as well as expected recoveries of amounts written off.

Evaluating the current trends or economic conditions that impact the Company's ability to collect premiums receivable and projecting those into the remaining life of premiums receivable in order to develop a reasonable and supportable forecast of the ultimate collectibility involve significant judgment and assumptions about future economic conditions. The Company believes that the high unemployment rate resulting from the outbreak of a novel strain of coronavirus (“COVID-19”) will lead to a significant increase in uncollectible amounts over the life of the premiums receivable balances outstanding at March 31, 2020. In addition, the Company has been offering payment grace periods upon request from customers, which adds an element of uncertainty to the collectibility. Actual uncollectible amounts could be considerably more or less than the estimate. If future economic conditions, including the severity of job losses in the states in which the Company operates, were to be much worse than expected, the actual uncollectible amounts could be significantly greater than the allowance for credit losses on premiums receivable. The Company monitors the overall credit risk of premiums receivable by regularly reviewing macroeconomic indicators such as unemployment and interest rates, regulatory developments such as restrictions on cancellation of policies for nonpayment of premiums, and insurance policy specific indicators such as trends in daily policy cancellations due to nonpayment of premiums and daily premium due date extensions granted to its insureds.

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Three Months Ended March 31,
	2020	2019

	(Amounts in thousands)
Beginning balance	$1,445	$1,458
Cumulative effect of adopting ASU 2016-13 for premiums receivable	1,855	—
Beginning balance, as adjusted	3,300	1,458
Provision during the period for expected credit losses (1)	8,169	1,563
Write-off amounts during the period	(1,658)	(1,870)
Recoveries during the period of amounts previously written off	189	170
Ending balance	$10,000	$1,321
__________
(1) The provision during the three months ended March 31, 2020 increased significantly due to the adverse impact of worsening economic conditions following the COVID-19 pandemic on the estimate of uncollectible premiums receivable based on reasonable and supportable forecasts.

Reinsurance Recoverables

Reinsurance recoverables are balances due to the Company from its reinsurers for paid and unpaid losses and loss adjustment expenses. A credit exposure exists with respect to these balances to the extent that any reinsurer is unable to meet its obligations. The Company has established an allowance for uncollectible reinsurance recoverables related to credit risk, and changes in the allowance are presented as a component of losses and loss adjustment expenses in the Company's consolidated statements of operations. The Company reviews the allowance quarterly and adjusts it as necessary to reflect changes in estimates of uncollectible balances. The Company evaluates the financial condition of its reinsurers and monitors concentration risk to minimize its exposure to significant losses from individual reinsurers. The Company attempts to mitigate its credit risk related to reinsurance by entering into reinsurance arrangements with reinsurers that have high credit ratings and by obtaining collateral as necessary. The primary method of obtaining collateral is through letters of credit.

Generally, the Company uses a default analysis to estimate uncollectible reinsurance recoverables. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral and any liabilities held by the Company subject to a right of offset, and future default factors used to estimate the probability that the reinsurer may be unable to meet its future obligations in full. The determination of the future default factor is based on a historical default factor published by a major rating agency applicable to the particular financial strength rating class. Application of future default factors also requires considerable judgment and assumptions, such as timing of loss payments and duration of the outstanding recoverable balances. Based on its past experiences with major catastrophes, the Company assumed that the majority of the reinsurance recoverable balances on unpaid losses outstanding at March 31, 2020 will be billed and collected or written off over the course of the next 5 years, and that the outstanding reinsurance recoverable balances on paid losses will be collected or written off within a year.

AM Best's Financial Strength Ratings of the Company's reinsurers ranged between A- and A++. While a ratings downgrade would result in an increase in provision for uncollectible reinsurance recoverables and a charge to earnings in that period, a downgrade in and of itself does not imply that the Company will be unable to collect all of the reinsurance recoverables from the reinsurers in question. To the extent the creditworthiness of the Company's reinsurers were to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the allowance for uncollectible reinsurance recoverables. The Company monitors credit risk by reviewing the credit ratings of its reinsurers, adequacy of letters of credit, and broader industry risks such as catastrophes impacting our reinsurers.

The following table presents a summary of changes in allowance for credit losses on reinsurance recoverables:

	Three Months Ended March 31,
	2020	2019

	(Amounts in thousands)
Beginning balance	$—	$—
Cumulative effect of adopting ASU 2016-13 for reinsurance recoverables	159	—
Beginning balance, as adjusted	159	—
Provision during the period for expected credit losses	(11)	—
Write-off amounts during the period	—	—
Recoveries during the period of amounts previously written off	—	—
Ending balance	$148	$—

Accrued Interest Receivables

The Company made certain accounting policy elections for its accrued interest receivables on the adoption date of Topic 326 as allowed: a) an election to present accrued interest receivable balances separately from the associated financial assets on the balance sheet, and b) an election not to measure an allowance for credit losses on accrued interest receivable amounts and instead write off uncollectible accrued interest amounts in a timely manner by reversing interest income.

As a general policy, the Company writes off the accrued interest receivable balance when it receives a default notice or when the scheduled interest payment is not received, unless management determines that the default is temporary considering all of the relevant information. The Company believes that for the majority of its investment securities, writing off the uncollectible interest receivable balance within a year from the due date is considered timely. In all cases, the Company writes off the accrued interest receivable immediately if management determines that it is not reasonably expected that the payment will be received. The Company did not have any cumulative-effect adjustment as a result of adopting Topic 326 for its accrued interest receivables. The Company's accrued interest receivable balances are included in accrued investment income receivables in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off during the three months ended March 31, 2020 and 2019.

2. Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or other interbank offered rates expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company expects to apply the optional expedients in this ASU to its unsecured credit facility that references LIBOR (see Note 11), when the facility is modified with a replacement rate before LIBOR expires. The Company does not expect any material impact on its consolidated financial statements and related disclosures resulting from applying this ASU.

3. Financial Instruments

Financial instruments recorded in the consolidated balance sheets include investments, note receivable, other receivables, options sold, accounts payable, and unsecured notes payable. Due to their short-term maturities, the carrying values of other receivables and accounts payable approximate their fair values. All investments are carried at fair value in the consolidated balance sheets.

The following table presents the fair values of financial instruments:

	March 31, 2020	December 31, 2019

	(Amounts in thousands)
Assets
Investments	$4,157,077	$4,312,161
Note receivable	5,698	5,665
Liabilities
Options sold	3,154	77
Unsecured notes	406,350	394,279

Investments
The Company applies the fair value option to all fixed maturity and equity securities and short-term investments at the time an eligible item is first recognized. The cost of investments sold is determined on a first-in and first-out method and realized gains and losses are included in net realized investment gains or losses in the Company's consolidated statements of operations. See Note 4. Fair Value Option for additional information.

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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at March 31, 2020 and December 31, 2019. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary. The Company's maximum exposure to loss is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At March 31, 2020 and December 31, 2019, the Company had no outstanding unfunded commitments to these VIEs whereby the Company may be called by the VIEs during the commitment period to fund the purchase of new investments and the expenses of the VIEs.

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
Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at March 31, 2020 and December 31, 2019 was obtained from a third party pricing service.

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

The following table presents gains (losses) due to changes in fair value of investments and the note receivable that are measured at fair value pursuant to application of the fair value option:

	Three Months Ended March 31,
	2020	2019

	(Amounts in thousands)
Fixed maturity securities	$(50,013)	$49,775
Equity securities	(186,373)	53,687
Short-term investments	(4,637)	734
Total investments	$(241,023)	$104,196
Note receivable	33	31
Total (losses) gains	$(240,990)	$104,227

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
The Company obtained unadjusted fair values on 98.8% of its investment portfolio at fair value from an independent pricing service at March 31, 2020. For a private equity fund that was classified as Level 3 and included in equity securities at December 31, 2019, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value. The fair value of the private equity fund was $1.2 million at December 31, 2019. The Company reclassified this fund from Level 3 to private equity funds measured at net asset value at March 31, 2020, due to the use of the practical expedient based NAV in measuring the fair value of the fund.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $18.8 million and $18.9 million at fair value in commercial mortgage-backed securities at March 31, 2020 and December 31, 2019, respectively.
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
Level 3 measurements - Fair values of financial assets are based on inputs that are both unobservable and significant to the overall fair value measurement, including any items in which the evaluated prices obtained elsewhere are deemed to be of a distressed trading level.
Private equity fund: Private equity fund that was not measured at net asset value ("NAV") was valued based on underlying investments of the fund or assets similar to such investments in active markets, taking into consideration specific unadjusted broker quotes based on net fund value and unobservable inputs from at least one knowledgeable outside security broker related to liquidity assumptions.
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity funds measured at net asset value is determined using NAV as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. The strategy of two of the three such funds with a fair value of approximately $48.8 million at March 31, 2020 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers, and equity interests in vehicles established to purchase and warehouse loans; the strategy of the other such fund with a fair value of approximately $1.2 million at March 31, 2020 is to achieve favorable long-term financial returns and measurable positive social and environmental returns by investing in privately held technology, healthcare, specialty consumer goods and service companies. The Company has made all of its capital contributions in these funds and had no outstanding unfunded commitments at March 31, 2020 with respect to the funds. The underlying assets of the funds are expected to be liquidated over the period of approximately one to 10 years from March 31, 2020. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	March 31, 2020
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$23,974	$—	$—	$23,974
Municipal securities	—	2,720,194	—	2,720,194
Mortgage-backed securities	—	83,523	—	83,523
Corporate securities	—	269,517	—	269,517
Collateralized loan obligations	—	184,926	—	184,926
Other asset-backed securities	—	17,739	—	17,739
Total fixed maturity securities	23,974	3,275,899	—	3,299,873
Equity securities:
Common stock	537,331	—	—	537,331
Non-redeemable preferred stock	—	32,309	—	32,309
Private equity funds measured at net asset value (1)				50,044
Total equity securities	537,331	32,309	—	619,684
Short-term investments:
Short-term bonds	526	48,420	—	48,946
Money market instruments	188,574	—	—	188,574
Total short-term investments	189,100	48,420	—	237,520
Other assets:
Note receivable	—	5,698	—	5,698
Total assets at fair value	$750,405	$3,362,326	$—	$4,162,775
Liabilities
Other liabilities:
Options sold	$3,154	$—	$—	$3,154
Total liabilities at fair value	$3,154	$—	$—	$3,154

	December 31, 2019
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$22,637	$—	$—	$22,637
Municipal securities	—	2,554,208	—	2,554,208
Mortgage-backed securities	—	63,003	—	63,003
Corporate securities	—	235,565	—	235,565
Collateralized loan obligations	—	199,217	—	199,217
Other asset-backed securities	—	18,645	—	18,645
Total fixed maturity securities	22,637	3,070,638	—	3,093,275
Equity securities:
Common stock	586,367	—	—	586,367
Non-redeemable preferred stock	—	49,708	—	49,708
Private equity fund	—	—	1,203	1,203
Private equity funds measured at net asset value (1)				87,473
Total equity securities	586,367	49,708	1,203	724,751
Short-term investments:
Short-term bonds	2,822	30,080	—	32,902
Money market instruments	461,233	—	—	461,233
Total short-term investments	464,055	30,080	—	494,135
Other assets:
Note receivable	—	5,665	—	5,665
Total assets at fair value	$1,073,059	$3,156,091	$1,203	$4,317,826
Liabilities
Other liabilities:
Options sold	$77	$—	$—	$77
Total liabilities at fair value	$77	$—	$—	$77

__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities:

	Private Equity Fund
	Three Months Ended March 31,
	2020	2019

	(Amounts in thousands)
Beginning balance	$1,203	$1,445
Realized (losses) gains included in earnings	(1)	111
Settlements	—	(343)
Transfer out (1)	(1,202)	—
Ending balance	$—	$1,213
The amount of total gains for the period included in earnings attributable to assets still held at March 31	$—	$103

__________
(1) The private equity fund was reclassified from Level 3 to private equity funds measured at net asset value due to the use of the NAV practical expedient in measuring the fair value of the fund at March 31, 2020.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2020 and 2019. A private equity fund was reclassified from Level 3 to private equity funds measured at net asset value at March 31, 2020, as described above.

At March 31, 2020, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	March 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$372,233	$406,350	$—	$406,350	$—

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$372,133	$394,279	$—	$394,279	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at March 31, 2020 and December 31, 2019 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 11. Notes Payable for additional information on unsecured notes.

6. Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is equity price risk. Equity contracts (options sold) on various equity securities are intended to manage the price risk associated with forecasted purchases or sales of such securities.

From time to time, the Company also enters into derivative contracts to enhance returns on its investment portfolio.
On February 13, 2014, Fannette Funding LLC (“FFL”), a special purpose investment vehicle formed by and consolidated into the Company, entered into a total return swap agreement with Citibank. The agreement had an initial term of one year, subject to periodic renewal. In July 2018, the agreement was renewed through January 24, 2020. During the fourth quarter of 2019, the underlying obligations were liquidated and the total return swap agreement between FFL and Citibank was terminated. Under the agreement, FFL received the income equivalent on underlying obligations due to Citibank and paid to Citibank interest on the outstanding notional amount of the underlying obligations. The Company paid interest at the rate of LIBOR plus 128 basis points prior to the renewal of the agreement in January 2018, LIBOR plus 120 basis points subsequent to the January 2018 renewal through July 2018, and LIBOR plus 105 basis points subsequent to the July 2018 renewal until December 2019, on approximately $100 million of underlying obligations as of December 31, 2018.

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Liability Derivatives
	March 31, 2020	December 31, 2019

	(Amount in thousands)
Options sold - Other liabilities	$3,154	$77
Total derivatives	$3,154	$77

	Gains (Losses) Recognized in Net Income (Loss)
	Three Months Ended March 31,
	2020	2019

	(Amounts in thousands)
Total return swap - Net realized investment (losses) gains	$—	$1,766
Options sold - Net realized investment (losses) gains	1,712	873
Total	$1,712	$2,639

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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2020 and 2019. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended March 31, 2020 and 2019. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 13. Segment Information for additional information on the reportable business segment).
Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of March 31, 2020:
Customer relationships	$53,213	$(52,394)	$819	11
Trade names	15,400	(7,219)	8,181	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$74,313	$(63,913)	$10,400

As of December 31, 2019:
Customer relationships	$53,213	$(52,319)	$894	11
Trade names	15,400	(7,058)	8,342	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$74,313	$(63,677)	$10,636

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended March 31, 2020 and 2019.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $0.2 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.

The following table presents the estimated future amortization expense related to other intangible assets as of March 31, 2020:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2020	$687
2021	902
2022	878
2023	714
2024	686
Thereafter	5,133
Total	$9,000

8. Share-Based Compensation

In February 2015, the Company's Board of Directors adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock are authorized for issuance under the 2015 Plan upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted stock unit ("RSU") or deferred stock awards. As of March 31, 2020, the Company had 70,000 stock options granted that were exercised or outstanding, and 4,830,000 shares of common stock available for future grant under the 2015 Plan.

Share-based compensation expenses for all stock options granted or modified are based on their estimated grant-date fair values. These compensation costs are recognized on a straight-line basis over the requisite service period of the award. The Company estimates forfeitures expected to occur in determining the amount of compensation cost to be recognized in each period. As of March 31, 2020, all outstanding stock options have a term of ten years from the date of grant and become exercisable in four equal installments on the first through fourth anniversaries of the grant date. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

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
As of March 31, 2020, the Company had $0.3 million of unrecognized compensation expense related to stock options awarded under the 2015 Plan, which will be recognized ratably over the remaining vesting period of approximately 1.9 years.
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

In February 2019, based on certification by the Compensation Committee of the Company's Board of Directors of the results of the three-year performance period ended December 31, 2019, all of the outstanding RSUs granted in 2016 expired unvested because the Company did not meet the minimum three-year performance threshold.
No RSUs or stock options were awarded during the three months ended March 31, 2020.
9. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

There were no changes to the total amount of unrecognized tax benefits related to tax uncertainties during the three months ended March 31, 2020.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2016 through 2018 for federal taxes and 2011 through 2018 for California state taxes.

The Company is currently under examination by the California Franchise Tax Board ("FTB") for tax years 2011 through 2016. For tax years 2011 through 2013, the FTB issued Notices of Proposed Assessments ("NPAs") to the Company, for which the Company submitted a formal protest in 2018. If a reasonable settlement is not reached, the Company intends to pursue other options, including a formal hearing with the FTB, an appeal with the California Office of Tax Appeals, or litigation in Superior Court. For tax years 2014 through 2016, the Company received Audit Issue Presentation Sheets (“AIPS”) related to the Company’s California apportionment factor. The Company accepted the proposed adjustments in December 2019.

The Company believes that the resolution of these examinations and assessments will not have a material impact on the financial position of the Company.

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

At March 31, 2020, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax expenses or benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

10. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Three Months Ended March 31,
	2020	2019

	(Amounts in thousands)
Gross reserves, beginning of period	$1,921,096	$1,829,412
Reinsurance recoverables on unpaid losses, beginning of period	(76,100)	(180,859)
Cumulative effect of adopting ASU 2016-13 for reinsurance recoverables on unpaid losses (1)	159	—
Reinsurance recoverables on unpaid losses, beginning of period, as adjusted	(75,941)	(180,859)
Net reserves, beginning of period	1,845,155	1,648,553
Incurred losses and loss adjustment expenses related to:
Current year	636,566	629,054
Prior years	15,104	1,362
Total incurred losses and loss adjustment expenses	651,670	630,416
Loss and loss adjustment expense payments related to:
Current year	264,658	274,273
Prior years	403,436	344,718
Total payments	668,094	618,991
Net reserves, end of period	1,828,731	1,659,978
Reinsurance recoverables on unpaid losses, end of period	69,214	127,634
Gross reserves, end of period	$1,897,945	$1,787,612

__________
(1) See Note 1 for additional information on adoption of ASU 2016-13.

The increase in the provision for insured events of prior years during the three months ended March 31, 2020 of $15.1 million was primarily attributable to higher than estimated losses and loss adjustment expenses in the homeowners and commercial automobile lines of insurance business. The increase in the provision for insured events of prior years during the three months ended March 31, 2019 of $1.4 million was primarily attributable to higher than estimated automobile losses, partially offset by lower than estimated California homeowners losses largely due to reductions in the Company's retained losses on the Camp and Woolsey Fires under the Treaty after accounting for the assignment of subrogation rights and re-estimation of reserves as part of normal reserving procedures, as described further below.

For the three months ended March 31, 2020 and 2019, the Company recorded catastrophe losses net of reinsurance of approximately $2 million and $5 million, respectively. Catastrophe losses due to the events that occurred during the three months ended March 31, 2020 totaled approximately $4 million, with no reinsurance benefits used for these losses, resulting primarily from windstorms in California and Oklahoma. These losses were partially offset by favorable development of approximately $2 million on prior years' catastrophe losses. Catastrophe losses due to the events that occurred during the three months ended March 31, 2019 totaled approximately $11 million resulting primarily from winter storms in California, with no reinsurance benefits used for these losses. These losses were partially offset by favorable development of approximately $6 million on prior years' catastrophe losses, primarily due to reductions in the Company’s retained portion of losses on the Camp and Woolsey Fires, as described below.

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

11. Notes Payable

The following table presents information about the Company's notes payable:

	Lender	Interest Rate	Maturity Date	March 31, 2020	December 31, 2019

				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America and Wells Fargo Bank	LIBOR plus 112.5-162.5 basis points	March 29, 2022	—	—
Total principal amount				375,000	375,000
Less unamortized discount and debt issuance costs(3)				2,767	2,867
Total debt				$372,233	$372,133
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

(2)
On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 18.8% at March 31, 2020, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of April 30, 2020, there have been no borrowings under this facility.

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

12. Contingencies

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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
The following table presents the Company's operating results by reportable segment:

	Three Months Ended March 31,
	2020			2019
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$915.4	$7.2	$922.6	$863.1	$7.1	$870.2
Less:
Losses and loss adjustment expenses	648.2	3.5	651.7	626.8	3.6	630.4
Underwriting expenses	229.4	3.7	233.1	212.5	3.4	215.9
Underwriting gain	37.8	—	37.8	23.8	0.1	23.9
Investment income			34.5			34.2
Net realized investment (losses) gains			(251.3)			111.1
Other income			2.6			2.3
Interest expense			(4.3)			(4.3)
Pre-tax (loss) income			$(180.7)			$167.2
Net (loss) income			$(139.2)			$135.9

The following table presents the Company’s net premiums earned and direct premiums written by reportable segment and line of insurance business:

	Three Months Ended March 31,
	2020			2019
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$693.9	$—	$693.9	$672.6	$—	$672.6
Homeowners	139.5	—	139.5	119.3	—	119.3
Commercial automobile	55.2	—	55.2	49.6	—	49.6
Other	26.8	7.2	34.0	21.6	7.1	28.7
Net premiums earned	$915.4	$7.2	$922.6	$863.1	$7.1	$870.2

Private passenger automobile	$710.4	$—	$710.4	$705.3	$—	$705.3
Homeowners	147.5	—	147.5	130.9	—	130.9
Commercial automobile	61.7	—	61.7	54.4	—	54.4
Other	30.1	8.2	38.3	24.7	6.8	31.5
Direct premiums written	$949.7	$8.2	$957.9	$915.3	$6.8	$922.1

14. Subsequent Event

On April 9, 2020, the Company announced that it was refunding 15% of monthly private passenger automobile insurance premiums, or approximately $70 million, to its policyholders for two months as less driving during the COVID-19 pandemic has resulted in fewer accidents and claims.  The Company expects to process the premium refunds, via credits to policyholders’ accounts, in May and June of 2020. Accordingly, the Company expects second quarter premiums written and earned to be reduced by approximately $70 million as a result of the premium refunds. We will continue to monitor the extent and duration of the economic impact related to COVID-19 and make further adjustments as necessary.

On April 13, 2020, the California Insurance Commissioner issued Bulletin 2020-3 (the “Bulletin”) ordering insurers to make an initial premium refund within 120 days from the date of the Bulletin to adversely impacted California policyholders for the months of March and April 2020, as well as for May 2020 if shelter in place restrictions continue. The Commissioner granted insurers flexibility in determining how to quickly and fairly process the premium refunds. To the extent shelter in place restrictions are extended, premium refunds could be more than the estimated $70 million currently expected to be refunded by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Certain statements contained in this report are forward-looking statements based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for the Company’s insurance products, inflation and general economic conditions, including general market risks associated with the Company’s investment portfolio; the accuracy and adequacy of the Company’s pricing methodologies; catastrophes in the markets served by the Company; uncertainties related to estimates, assumptions and projections generally; the possibility that actual loss experience may vary adversely from the actuarial estimates made to determine the Company’s loss reserves in general; the Company’s ability to obtain and the timing of the approval of premium rate changes for insurance policies issued in the states where it operates; legislation adverse to the automobile insurance industry or business generally that may be enacted in the states where the Company operates; the Company’s success in managing its business in non-California states; the presence of competitors with greater financial resources and the impact of competitive pricing and marketing efforts; the ability of the Company to successfully manage its claims organization outside of California; the Company's ability to successfully allocate the resources used in the states with reduced or exited operations to its operations in other states; changes in driving patterns and loss trends; acts of war and terrorist activities; pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases; court decisions and trends in litigation and health care and auto repair costs; and legal, cybersecurity, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2020.
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

Note on COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization (the "WHO"), and the outbreak has become increasingly widespread in the United States, including in the markets in which the Company operates. The COVID-19 outbreak has had a notable impact on general economic conditions, including, but not limited to, the temporary closures of many businesses, “shelter in place” and other governmental orders, and reduced consumer spending. The Company is following guidelines established by the Centers for Disease Control and the WHO and orders issued by the state and local governments in which the Company operates. The Company has taken a number of precautionary steps to safeguard its business and employees from COVID-19, including activating its Business Continuity Plan. Most of the Company's employees have been working remotely, with only certain operationally critical employees working on site at various locations. The Company is monitoring and assessing the impact of the COVID-19 pandemic daily, including recommendations and orders issued by federal, state and local governments.

The Company’s automobile line of business began experiencing a significant decrease in loss frequency in mid to late March.

The reduction in auto frequency was primarily due to reduced driving due to the shelter in place mandates implemented as a result of the COVID-19 pandemic. Due to the uncertainty regarding COVID-19, it is unclear how long auto frequency will remain at these lower levels. Conversely, the severity of accidents, for both bodily injury and the cost to repair vehicles, may increase from an increased likelihood of high-speed serious accidents due to less congested roads and freeways. In addition, the cost to repair vehicles may also increase due to supply chain and labor force issues. COVID-19 is also impacting the ability of some of the Company’s policyholders to pay their insurance premiums.

In addition, due to disruptions in the equity and fixed maturity securities markets following the COVID-19 pandemic, the Company's investment portfolio significantly declined in value during the quarter ended March 31, 2020, which resulted in large net realized investment losses in its consolidated statements of operations due to the application of the fair value option for its investment portfolio (see Note 4. Fair Value Option of the Notes to its Consolidated Financial Statements). In March 2020, the Federal Open Market Committee (“FOMC”) unveiled a set of aggressive measures to cushion the economic impact of the global COVID-19 crisis, including, among others, cutting the federal funds rate by 100 basis points to a range of 0.00% to 0.25% and establishing a series of emergency credit facilities in an effort to support the flow of credit in the economy, easing liquidity pressure and calming market turmoil. While volatility in the financial markets remains elevated, overall market liquidity concerns have eased following the actions taken by the FOMC. The Company believes that it will continue to have sufficient liquidity to support its business operations during the COVID-19 crisis and beyond without the forced sale of investments, based on its existing cash and short-term investments, future cash flows from operations, and $50 million of undrawn credit in its revolving credit facility.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The CARES Act includes, among others, cash payments to individuals as well as emergency grants and forgivable loans to small businesses, if they meet certain criteria. To the extent the Company's existing or potential policyholders, both individuals and businesses, and its independent agents are aided by such CARES Act programs, the negative impact of the pandemic on its results of operations due to the reduced premiums written or increased uncollectible premiums may be mitigated. The Company continues to monitor the impact of the COVID-19 pandemic closely, as well as any effects that may result from the CARES Act. The extent of the impact of the pandemic on the Company's business and financial results will depend largely on future developments, including the duration of the pandemic, its impact on capital and financial markets and the related impact on consumer confidence and spending, the success of efforts to contain it, and the impact of actions taken in response, all of which are highly uncertain and cannot be predicted. As the impact of the COVID-19 pandemic continues to evolve, additional impacts may arise of which the Company is not currently aware.

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
The following tables present direct premiums written, by state and line of insurance business, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$626,999	$127,887	$40,863	$34,329	$830,078	86.7%
Other states (1)	83,387	19,629	20,843	4,007	127,866	13.3%
Total	$710,386	$147,516	$61,706	$38,336	$957,944	100.0%
	74.2%	15.4%	6.4%	4.0%	100.0%

	Three Months Ended March 31, 2019
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$616,065	$114,534	$33,509	$28,762	$792,870	86.0%
Other states (1)	89,262	16,379	20,854	2,726	129,221	14.0%
Total	$705,327	$130,913	$54,363	$31,488	$922,091	100.0%
	76.5%	14.2%	5.9%	3.4%	100.0%
______________

(1)	No individual state accounted for more than 4% of total direct premiums written.

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

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company. There were no examinations outstanding at March 31, 2020.

On April 13, 2020, the California Insurance Commissioner issued the Bulletin ordering insurers to make an initial premium refund within 120 days from the date of the Bulletin to adversely impacted California policyholders for the months of March and April 2020, as well as for May 2020 if shelter in place restrictions continue.  The Commissioner granted insurers flexibility in determining how to quickly and fairly process the premium refunds. The Company expects to process approximately $70 million in premium refunds, via credits to policyholders’ accounts, in May and June of 2020.

In February 2020, the California DOI approved a 6.99% rate increase on the California homeowners line of insurance business, which represented approximately 13% of the Company's total net premiums earned for the three months ended March 31, 2020. The Company implemented this rate increase in April 2020.

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and Note 12. Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report.
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
At March 31, 2020 and December 31, 2019, the Company recorded its point estimate of approximately $1.90 billion and $1.92 billion ($1.83 billion and $1.85 billion, net of reinsurance), respectively, in loss reserves, which included approximately $870.2 million and $846.7 million ($852.5 million and $829.2 million, net of reinsurance), respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to March 31, 2020 and December 31, 2019, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

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
For a further discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Fair Value of Financial Instruments

Financial instruments recorded in the consolidated balance sheets include investments, note receivable, other receivables, accounts payable, options sold, and unsecured notes payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of other receivables and accounts payable approximate their fair values. All investments are carried on the consolidated balance sheets at fair value, as described in Note 3. Financial Instruments of the Notes to Consolidated Financial Statements.
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. At March 31, 2020, 98.8% of the fair value of these financial instruments is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment. The Company’s fixed maturity and equity securities are classified as “trading” and carried at fair value as required when applying the fair value option, with changes in fair value reflected in net realized investment gains or losses in the consolidated statements of operations. The majority of equity holdings, including non-redeemable preferred stocks, are actively traded on national exchanges or trading markets, and are valued at the last transaction price on the balance sheet date.
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

Income Taxes

At March 31, 2020, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by unrealized losses on securities held. These deferred tax assets were substantially offset by deferred tax liabilities resulting from deferred acquisition costs. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
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

The Company’s effective income tax rate can be affected by several factors. These generally include large changes in fully-taxable income including net realized investment gains or losses, tax-exempt investment income, non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the three months ended March 31, 2020 was 23.0%, compared to 18.7% for the same period in 2019. Tax-exempt investment income of approximately $19 million coupled with a pre-tax loss of approximately $181 million increased the effective tax rate to a rate slightly above the statutory tax rate of 21% for the three months ended March 31, 2020, while tax-exempt investment income of approximately $21 million coupled with pre-tax income of approximately $167 million lowered the effective tax rate to a rate slightly below the statutory rate of 21% for the same period in 2019.

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues

Net premiums earned and net premiums written for the three months ended March 31, 2020 increased 6.0% and 4.1%, respectively, from the corresponding period in 2019. The increase in net premiums earned and net premiums written was primarily due to higher average premiums per policy arising from rate increases in the California private passenger automobile and homeowners lines of insurance business and growth in the number of homeowners policies written in California.

Net premiums earned included ceded premiums earned of $13.7 million and $14.6 million for the three months ended March 31, 2020 and 2019, respectively. Net premiums written included ceded premiums written of $11.4 million and $5.9 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in ceded premiums earned for the three months ended March 31, 2020 compared to the same period in 2019 resulted mostly from ceded reinstatement premiums earned during the three months ended March 31, 2019 related to the Camp and Woolsey Fires in the fourth quarter of 2018, partially offset by an increase in ceded premiums earned resulting from higher reinsurance coverage and rates and growth in the covered book of business. The increase in ceded premiums written for the three months ended March 31, 2020 compared to the same period in 2019 resulted mostly from higher reinsurance coverage and rates as well as growth in the covered book of business, coupled with reductions in ceded reinstatement premiums in the first quarter of 2019 as a result of a decrease in estimated total losses and reinsurance benefits for the Camp and Woolsey Fires, as described further in Note 10. Loss and Loss Adjustment Expense Reserves of the Notes to Consolidated Financial Statements.

Net premiums earned, a GAAP measure, represents the portion of net premiums written that is recognized as revenue in the financial statements for the periods presented and earned on a pro-rata basis over the term of the policies. Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period, net of any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels.

The following is a reconciliation of net premiums earned to net premiums written:

	Three Months Ended March 31,
	2020	2019

	(Amounts in thousands)
Net premiums earned	$922,574	$870,245
Change in net unearned premiums	31,642	46,203
Net premiums written	$954,216	$916,448
Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended March 31,
	2020	2019

Loss ratio	70.6%	72.4%
Expense ratio	25.3%	24.8%
Combined ratio (1)	95.9%	97.3%
__________
(1) Combined ratio for the three months ended March 31, 2019 does not sum due to rounding.

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The decrease in the loss ratio was primarily due to a significant decrease in loss frequency in the private passenger automobile line of insurance business stemming from the substantial decrease in overall driving following the "stay-at-home" orders issued in response to the COVID-19 pandemic in the states where it operates, as well as an increase in premium rates in the California private passenger automobile and homeowners lines of insurance business, partially offset by an increase in loss severity in the California private passenger automobile line of insurance business.

The Company's loss ratio was affected by unfavorable development of approximately $15 million and $1 million on prior accident years' loss and loss adjustment expense reserves for the first quarter of 2020 and 2019, respectively. The unfavorable development for the first quarter of 2020 was primarily attributable to higher than estimated losses and loss adjustment expenses in the homeowners and commercial automobile lines of insurance business. The majority of the unfavorable development for the first quarter of 2019 was attributable to higher than estimated automobile losses, partially offset by lower than estimated California homeowners losses.

In addition, the 2020 loss ratio was negatively impacted by approximately $2 million of catastrophe losses, net of reinsurance benefits, primarily due to windstorms in California and Oklahoma. Catastrophe losses due to the events that occurred during the three months ended March 31, 2020 totaled approximately $4 million. These losses were partially offset by favorable development of approximately $2 million on prior years' catastrophe losses. The 2019 loss ratio was negatively impacted by approximately $5 million of catastrophe losses, net of reinsurance benefits, primarily due to winter storms in California. Catastrophe losses due to the events that occurred during the three months ended March 31, 2019 totaled approximately $11 million. These losses were partially offset by favorable development of approximately $6 million on prior years' catastrophe losses, primarily due to reductions in the Company’s retained portion of losses on the Camp and Woolsey Fires, after accounting for the assignment of subrogation rights and re-estimation of reserves, as described further in Note 10. Loss and Loss Adjustment Expense Reserves of the Notes to Consolidated Financial Statements.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for the three months ended March 31, 2020 increased compared to the same period in 2019, largely due to an increase in allowance for credit losses on premiums receivable in the first quarter of 2020 reflecting heightened credit risk for certain of the Company's policyholders as a result of the economic downturn caused by the COVID-19 pandemic, partially offset by a decrease in average policy acquisition cost as a result of a decrease in average commission rate, and an increase in premium rates in the California private passenger automobile and homeowners lines of insurance business.
Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax (benefit) expense was $(41.5) million and $31.3 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in income tax expense was primarily due to a $348 million decrease in total pre-tax income. Tax-exempt investment income, a component of total pre-tax income, remained relatively unchanged compared to the same period in 2019.

Investments

The following table presents the investment results of the Company:

	Three Months Ended March 31,
	2020	2019

	(Dollars in thousands)
Average invested assets at cost (1)	$4,212,398	$3,888,592
Net investment income (2)
Before income taxes	$34,495	$34,174
After income taxes	$30,533	$30,254
Average annual yield on investments (2)
Before income taxes	3.3%	3.5%
After income taxes	2.9%	3.1%
Net realized investment (losses) gains	$(251,320)	$111,074
__________

(1)
Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.

(2)
Higher net investment income before and after income taxes for the three months ended March 31, 2020 compared to the corresponding period in 2019 resulted largely from higher average invested assets, partially offset by a lower average yield on investments. Average annual yield on investments before and after income taxes for the three months ended March 31, 2020 decreased compared to the corresponding period in 2019, primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher with lower yielding investments, as a result of decreasing market interest rates.

The following tables present the components of net realized investment gains (losses) included in net income (loss):

	Three Months Ended March 31, 2020
	Gains (Losses) Recognized in Net Income (Loss)
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(627)	$(50,013)	$(50,640)
Equity securities (1)(3)	(11,316)	(186,373)	(197,689)
Short-term investments (1)	(99)	(4,637)	(4,736)
Note receivable (1)	—	33	33
Options sold	1,986	(274)	1,712
Total	$(10,056)	$(241,264)	$(251,320)

	Three Months Ended March 31, 2019
	Gains (Losses) Recognized in Net Income (Loss)
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(100)	$49,775	$49,675
Equity securities (1)(3)	5,250	53,687	58,937
Short-term investments (1)	(942)	734	(208)
Note receivable (1)	—	31	31
Total return swaps	(772)	2,538	1,766
Options sold	854	19	873
Total	$4,290	$106,784	$111,074
__________

(1)	The changes in fair value of the investment portfolio and note receivable resulted from application of the fair value option.

(2)
The decrease in fair value of fixed maturity securities for the first quarter of 2020 primarily resulted from the overall market disruptions and dislocations following the COVID-19 pandemic. The increase in fair value of fixed maturity securities for the first quarter of 2019 was primarily due to decreases in market interest rates.

(3)
The primary cause for the decrease in fair value of equity securities for the first quarter of 2020 was the overall market disruptions and dislocations following the COVID-19 pandemic. The primary cause for the increase in fair value of equity securities for the first quarter of 2019 was the overall improvement in equity markets.

Net Income (Loss)

	Three Months Ended March 31,
	2020	2019

	(Amounts in thousands, except per share data)
Net (loss) income	$(139,204)	$135,867
Basic average shares outstanding	55,358	55,341
Diluted average shares outstanding	55,358	55,348
Basic Per Share Data:
Net (loss) income	$(2.51)	$2.46
Net realized investment (losses) gains, net of tax	$(3.58)	$1.59
Diluted Per Share Data:
Net (loss) income	$(2.51)	$2.45
Net realized investment (losses) gains, net of tax	$(3.58)	$1.58

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $490.4 million at March 31, 2020 as well as $50 million of credit available on a $50 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the three months ended March 31, 2020 was $97.1 million, a decrease of $77.5 million compared to the corresponding period in 2019. The decrease was primarily due to a decrease in collections from reinsurers on reinsurance recoverables and increased payments for operating expenses and losses and loss adjustment expenses, partially offset by an increase in premium collections. The Company utilized the cash provided by operating activities during the three months ended March 31, 2020 primarily for the net purchases of investment securities and payment of dividends to its shareholders.

The following table presents the estimated fair value of fixed maturity securities at March 31, 2020 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$99,807
Due after one year through two years	245,531
Due after two years through three years	229,373
Due after three years through four years	107,632
Due after four years through five years	82,171
Total due within five years	$764,514
B. Reinsurance
For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake.

The Company is party to a Catastrophe Reinsurance Treaty (the "Treaty") covering a wide range of perils that is effective through June 30, 2020. For the 12 months ending June 30, 2020, the Treaty provides $600 million million of coverage on a per occurrence basis after covered catastrophe losses exceed the $40 million Company retention limit. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies such as homeowners, but does cover losses from fires following an earthquake. In addition, the Treaty excludes losses from wildfires on 89.5% of certain coverage layers of the Treaty.

Coverage on individual catastrophes provided for the 12 months ending June 30, 2020 under the Treaty is presented below in various layers.

	Catastrophe Losses and LAE
	In Excess of	Up to	Percentage of Coverage

	(Amounts in millions)
Retained	$—	$40	—%
Layer of Coverage (1)	40	350	100
Layer of Coverage (wildfires are not covered for 89.5% of this layer)	350	400	100
Layer of Coverage	400	456	100
Layer of Coverage (wildfires are not covered for 89.5% of this layer)	456	500	100
Layer of Coverage (1)	500	640	100
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

The catastrophe events that occurred in 2020 caused approximately $4 million in losses to the Company, with no reinsurance benefits used under the Treaty for these losses, as none of the 2020 catastrophe events resulted in losses in excess of the Company’s per-occurrence retention limit under the Treaty of $40 million for the 12 months ended June 30, 2020.

The catastrophe events that occurred in 2019 caused approximately $55 million in losses to the Company, including a series of wildfires in California during the fourth quarter of 2019. However, no reinsurance benefits were available to the Company under the Treaty for these catastrophe losses, as none of the 2019 catastrophe events resulted in losses in excess of the Company’s per-occurrence retention limit under the Treaty of $10 million for the 12 months ended June 30, 2019 and $40 million for the 12 months ended June 30, 2020.

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
The following table presents the composition of the total investment portfolio of the Company at March 31, 2020:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$23,592	$23,974
Municipal securities	2,620,198	2,720,194
Mortgage-backed securities	85,275	83,523
Corporate securities	276,488	269,517
Collateralized loan obligations	205,967	184,926
Other asset-backed securities	18,367	17,739
	3,229,887	3,299,873
Equity securities:
Common stock	594,833	537,331
Non-redeemable preferred stock	34,429	32,309
Private equity funds measured at net asset value (2)	100,326	50,044
	729,588	619,684
Short-term investments	242,081	237,520
Total investments	$4,201,556	$4,157,077
______________

(1)	Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.

(2)	The fair value is measured using the NAV practical expedient. See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.
At March 31, 2020, 61.4% of the Company’s total investment portfolio at fair value and 77.3% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At March 31, 2020, 79.4% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.

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
The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	March 31, 2020	December 31, 2019

	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	12.9	13.9
including short-term investments	12.1	12.0
Call-adjusted average maturity:
excluding short-term investments	4.5	4.6
including short-term investments	4.2	4.0
Modified duration reflecting anticipated early calls:
excluding short-term investments	3.6	3.7
including short-term investments	3.4	3.2
Short-Term Investments	—	—
Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at March 31, 2020, consistent with the average rating at December 31, 2019. The Company's municipal bond holdings of which 93.8% were tax exempt, represented 77.3% of its fixed maturity securities portfolio at March 31, 2020, at fair value, and are broadly diversified geographically. See Part I-Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and credit quality ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At March 31, 2020, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $20.3 million and $48.8 million, respectively, at fair value, and represented 0.6% and 1.5%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2019, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $19.2 million and $37.8 million, respectively, at fair value, and represented 0.6% and 1.2%, respectively, of total fixed maturity securities.
Credit ratings for the Company’s fixed maturity securities portfolio were relatively stable during the three months ended March 31, 2020, with 98.5% of fixed maturity securities at fair value experiencing no change in their overall rating. 0.5% and 1.0% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the three months ended March 31, 2020.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	March 31, 2020
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds:
Treasuries	$23,974	$—	$—	$—	$—	$23,974
Total	23,974	—	—	—	—	23,974
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	37,059	177,443	108,979	56,843	3,730	384,054
Uninsured	130,691	680,727	1,271,592	208,533	44,597	2,336,140
Total	167,750	858,170	1,380,571	265,376	48,327	2,720,194
	6.2%	31.5%	50.7%	9.8%	1.8%	100.0%
Mortgage-backed securities:
Commercial	12,553	—	2,330	3,944	—	18,827
Agencies	10,262	—	—	—	—	10,262
Non-agencies:
Prime	10,680	29,736	6,211	69	5,507	52,203
Alt-A	—	807	—	715	709	2,231
Total	33,495	30,543	8,541	4,728	6,216	83,523
	40.1%	36.6%	10.2%	5.7%	7.4%	100.0%
Corporate securities:
Basic materials	—	—	—	393	2,412	2,805
Communications	—	—	188	641	—	829
Consumer, cyclical	—	2,691	7,510	5,330	4,938	20,469
Consumer, non-cyclical	—	15,408	8,379	11,534	—	35,321
Energy	—	—	2,338	19,304	2,238	23,880
Financial	—	31,034	102,007	24,981	999	159,021
Industrial	—	—	—	20,306	—	20,306
Utilities	—	—	6,886	—	—	6,886
Total	—	49,133	127,308	82,489	10,587	269,517
	—%	18.2%	47.3%	30.6%	3.9%	100.0%
Collateralized loan obligations:
Corporate	39,580	22,348	119,019	—	3,979	184,926
Total	39,580	22,348	119,019	—	3,979	184,926
	21.4%	12.1%	64.3%	—%	2.2%	100.0%

Other asset-backed securities	4,809	—	6,351	6,579	—	17,739
	27.1%	—%	35.8%	37.1%	—%	100.0%
Total	$269,608	$960,194	$1,641,790	$359,172	$69,109	$3,299,873
	8.2%	29.1%	49.7%	10.9%	2.1%	100.0%

______________

(1)	Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds

The Company had $24.0 million and $22.6 million, or 0.7% and 0.7%, of its fixed maturity securities portfolio, at fair value, in U.S. government bonds at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, Moody's and Fitch ratings for U.S. government-issued debt were Aaa and AAA, respectively, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 0.8 years and 1.0 years at March 31, 2020 and December 31, 2019, respectively.

Municipal Securities

The Company had $2.72 billion and $2.55 billion, or 82.4% and 82.6%, of its fixed maturity securities portfolio, at fair value, in municipal securities, $384.1 million and $344.7 million of which were insured, at March 31, 2020 and December 31, 2019, respectively. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute securities ratings and the underlying credit ratings as of March 31, 2020 and December 31, 2019.
At March 31, 2020 and December 31, 2019, 60.3% and 65.5%, respectively, of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement and ratings reflecting the credit of the underlying issuers. At March 31, 2020 and December 31, 2019, the average rating of the Company’s insured municipal securities was A+, which corresponded to the average rating of the investment grade bond insurers. The remaining 39.7% and 34.5% of insured municipal securities at March 31, 2020 and December 31, 2019, respectively, were non-rated or below investment grade, and were insured by bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 3.7 years at March 31, 2020 and December 31, 2019.
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

Mortgage-Backed Securities

At March 31, 2020 and December 31, 2019, the mortgage-backed securities portfolio of $83.5 million and $63.0 million, or 2.5% and 2.0%, respectively, of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to “prime” residential and commercial real estate borrowers, except for $2.2 million and $2.4 million, respectively, at fair value ($2.2 million and $2.3 million at amortized cost) of Alt-A mortgages. Alt-A mortgage-backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $18.8 million and $18.9 million at fair value ($19.0 million and $18.5 million at amortized cost) in commercial mortgage-backed securities at March 31, 2020 and December 31, 2019, respectively.
The weighted-average rating of the Company’s Alt-A mortgage-backed securities was BBB- at March 31, 2020 and December 31, 2019. The weighted-average rating of the entire mortgage-backed securities portfolio was AA at March 31, 2020 and December 31, 2019. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 2.7 years and 3.1 years at March 31, 2020 and December 31, 2019, respectively.

Corporate Securities

Corporate securities included in fixed maturity securities were as follows:

	March 31, 2020	December 31, 2019

	(Amounts in thousands)
Corporate securities at fair value	$269,517	$235,565
Percentage of total fixed maturity securities portfolio	8.2%	7.6%
Modified duration	2.1 years	2.0 years
Weighted-average rating	A-	A-

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities were as follows:

	March 31, 2020	December 31, 2019

	(Amounts in thousands)
Collateralized loan obligations at fair value	$184,926	$199,218
Percentage of total fixed maturity securities portfolio	5.6%	6.4%
Modified duration	5.0 years	5.2 years
Weighted-average rating	A+	A+

Other Asset-Backed Securities

Other asset-backed securities included in fixed maturity securities were as follows:

	March 31, 2020	December 31, 2019

	(Amounts in thousands)
Other asset-backed securities at fair value	$17,739	$18,644
Percentage of total fixed maturity securities portfolio	0.5%	0.6%
Modified duration	1.4 years	1.8 years
Weighted-average rating	A	A

Equity Securities

Equity holdings of $619.7 million and $724.8 million at fair value, as of March 31, 2020 and December 31, 2019, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The Company had a net (loss) gain of $(186.4) million and $53.7 million due to changes in fair value of the Company’s equity securities portfolio for the three months ended March 31, 2020 and 2019, respectively. The primary cause for the decrease in fair value of the Company’s equity securities portfolio for the three months ended March 31, 2020 was the overall market disruptions and dislocations resulting from the COVID-19 pandemic. The primary cause for the increase in fair value of the Company’s equity securities portfolio for the three months ended March 31, 2019 was the overall improvement in equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At March 31, 2020, 14.9% of the total investment portfolio at fair value was held in equity securities, compared to 16.8% at December 31, 2019.
D. Debt

On March 8, 2017, the Company completed a public debt offering issuing $375 million of senior notes. The notes are unsecured senior obligations of the Company with a 4.4% annual coupon payable on March 15 and September 15 of each year commencing September 15, 2017. The notes mature on March 15, 2027. The Company used the proceeds from the notes to pay off amounts outstanding under the existing loan and credit facilities and for general corporate purposes. The Company incurred debt issuance costs of approximately $3.4 million, inclusive of underwriters' fees. The notes were issued at a slight discount of 99.847% of par, resulting in the effective annualized interest rate including debt issuance costs of approximately 4.45%.

On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 18.8% at March 31, 2020, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of April 30, 2020, there have been no borrowings under this facility.

The Company was in compliance with all of the financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at March 31, 2020.

For additional information on debt, see Note 11. Notes Payable of the Notes to Consolidated Financial Statements.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.46 billion at March 31, 2020, and net premiums written of $3.8 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.57 to 1 at March 31, 2020.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of March 31, 2020, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2019.

The following table presents municipal securities by state in descending order of holdings at fair value at March 31, 2020:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$379,693	AA-
Florida	242,255	A+
Illinois	227,848	A
New York	175,355	AA-
Pennsylvania	169,708	A+
Other states	1,525,335	A+
Total	$2,720,194
At March 31, 2020, the municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Texas and Florida. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.

Taxable fixed maturity securities represented 22.7% of the Company’s total fixed maturity securities portfolio at fair value at March 31, 2020. 3.2% of the Company’s taxable fixed maturity securities at fair value were comprised of U.S. government bonds, which were rated AAA at March 31, 2020. 1.6% of the Company’s taxable fixed maturity securities at fair value, representing

0.4% of its total fixed maturity securities portfolio at fair value, were rated below investment grade at March 31, 2020. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.

At March 31, 2020, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $537.3 million in common stocks, $32.3 million in non-redeemable preferred stocks, and $50.0 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 12.9% of total investments at fair value at March 31, 2020. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

	(Amounts in thousands, except average Beta)
Average Beta	1.03	0.83
Hypothetical reduction of 25% in the overall value of the stock market	$138,363	$121,671
Hypothetical reduction of 50% in the overall value of the stock market	$276,726	$243,342

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
The fixed maturity securities portfolio, which represented 79.4% of total investments at March 31, 2020 at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 3.4 years and 3.2 years at March 31, 2020 and December 31, 2019, respectively.

If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at March 31, 2020 would decrease by $119.2 million and $238.4 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company's fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

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

The Company has not experienced any material impact to its internal controls over financial reporting due to the COVID-19 pandemic. The Company will continually monitor and assess the COVID-19 situation with respect to its internal controls to minimize the impact of the pandemic on their design and operating effectiveness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. See also “Overview-C. Regulatory and Legal Matters” in Part I-Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 1A. Risk Factors

The Company’s business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the United States Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Except as set forth below, the risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 have not changed in any material respect.

Pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases could disrupt the Company's business and adversely affect its results of operations and financial condition.

The Company's operations may be subject to disruptions due to the occurrence of public health emergencies, such as the recent COVID-19 pandemic, or other similar unexpected events, some of which may be intensified by the effects of a government response to such an event. In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization and shortly thereafter, the President of the United States declared a National Emergency. While still evolving, the COVID-19 pandemic has caused significant economic and financial turmoil both in the United States and globally, and has raised concerns that it may lead to a global recession.

The implementation of restrictions by federal, state and local authorities to slow the spread of COVID-19 could disrupt the Company's business and operations. As providers of essential services, the Company may be required to continue to provide services to its policyholders regardless of the ability of certain policyholders affected by COVID-19 to make timely payments for such services, due to the moratoriums issued by the DOIs of certain states on the cancellation or non-renewal of insurance policies for the non-payment of premiums. The inability to collect, or delays in collecting payments for services provided could have a material adverse effect on the Company's business, results of operations or financial condition.

The COVID-19 pandemic has caused, and could continue to cause, substantial disruptions to the Company's employees, distribution channels involving a network of independent agents, and policyholders due to factors such as self-isolation, travel limitations, and business restrictions, among others, which could result in significant declines in its premiums. Although the Company has activated its Business Continuity Plan and most of its employees are able to work remotely, there can be no assurance that the Plan will adequately mitigate the risks of business disruptions and interruptions. In addition, the Company relies on various third party service providers for certain functions of its operations, including, but not limited to, technology support, legal services and office supplies. The Company's operations could be negatively impacted by disruptions at these service providers caused by the pandemic. The COVID-19 may also cause labor shortages in the automobile repair industry and disrupt the automotive parts supply chain, resulting in delays in automobile repairs and/or higher repair costs, which could adversely impact the Company's results of operations. These effects, individually or in the aggregate, could adversely impact the Company's business, financial condition, operating results and cash flows, and such adverse impacts may be material.

Market disruptions and dislocations caused by the COVID-19 pandemic or other similar events, leading to instability in the global credit markets, could have additional adverse effects on the Company's business and results of operations, including, but not limited to, substantial realized and unrealized losses on its investment portfolio, reduced liquidity, and increased uncertainty in its ability to raise capital. Market volatility may also make it more difficult to value certain of the Company's investments if trading becomes less frequent. In addition, these adverse conditions could heighten the credit risk of some of the Company's reinsurers, and could negatively impact their ability to pay for the losses under certain reinsurance agreements.

While it is not possible at this time to estimate the duration of the COVID-19 pandemic and the impact it could have on the Company's business, the continued spread of COVID-19 and the measures taken by certain countries, as well as measures taken by state and local governments in the United States, could adversely impact the Company's business, results of operations or financial condition. The extent to which the COVID-19 pandemic impacts the Company's business will depend on future developments, including new information that may emerge concerning the severity of the virus and actions to contain its impact, that are highly uncertain and unpredictable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	First Amendment Agreement to Credit Agreement, dated as of March 22, 2019, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.

10.2	Second Amendment Agreement to Credit Agreement, dated as of April 21, 2020, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.

15.1	Report of Independent Registered Public Accounting Firm.

15.2	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

MERCURY GENERAL CORPORATION

Date: May 5, 2020	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: May 5, 2020	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer