Form 10-Q
period 2020-06-30
MERCURY GENERAL CORP
filed 2020-08-04
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At July 29, 2020, the registrant had issued and outstanding an aggregate of 55,357,691 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $3,207,125; $2,973,276)	$3,327,362	$3,093,275
Equity securities (cost $737,127; $648,282)	739,163	724,751
Short-term investments (cost $335,556; $494,060)	335,634	494,135
Total investments	4,402,159	4,312,161
Cash	262,153	294,398
Receivables:
Premiums	612,745	606,316
Allowance for credit losses on premiums receivable	(10,000)	(1,445)
Premiums receivable, net of allowance for credit losses	602,745	604,871
Accrued investment income	42,247	40,107
Other	8,421	6,464
Total receivables	653,413	651,442
Reinsurance recoverables	50,137	78,774
Allowance for credit losses on reinsurance recoverables	(88)	—
Reinsurance recoverables, net of allowance for credit losses	50,049	78,774
Deferred policy acquisition costs	242,740	233,166
Fixed assets (net of accumulated depreciation $294,479; $312,060)	172,015	168,986
Operating lease right-of-use assets	43,207	44,909
Current income taxes	—	7,642
Goodwill	42,796	42,796
Other intangible assets, net	10,164	10,636
Other assets	38,041	44,247
Total assets	$5,916,737	$5,889,157
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$1,865,110	$1,921,255
Unearned premiums	1,390,039	1,355,547
Notes payable	372,333	372,133
Accounts payable and accrued expenses	190,204	143,318
Operating lease liabilities	46,636	47,996
Current income taxes	6,853	—
Deferred income taxes	9,131	27,964
Other liabilities	219,616	221,442
Total liabilities	4,099,922	4,089,655
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,358; 55,358	98,898	98,828
Retained earnings	1,717,917	1,700,674
Total shareholders’ equity	1,816,815	1,799,502
Total liabilities and shareholders’ equity	$5,916,737	$5,889,157

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Net premiums earned	$811,898	$888,776	$1,734,471	$1,759,021
Net investment income	34,166	35,032	68,661	69,206
Net realized investment gains (losses)	158,426	53,329	(92,894)	164,403
Other	1,353	2,350	3,915	4,600
Total revenues	1,005,843	979,487	1,714,153	1,997,230
Expenses:
Losses and loss adjustment expenses	495,300	656,577	1,146,970	1,286,993
Policy acquisition costs	149,706	148,629	306,240	297,042
Other operating expenses	71,103	68,420	147,660	135,909
Interest	4,268	4,266	8,523	8,522
Total expenses	720,377	877,892	1,609,393	1,728,466
Income before income taxes	285,466	101,595	104,760	268,764
Income tax expense	57,255	18,345	15,753	49,647
Net income	$228,211	$83,250	$89,007	$219,117
Net income per share:
Basic	$4.12	$1.50	$1.61	$3.96
Diluted	$4.12	$1.50	$1.61	$3.96
Weighted average shares outstanding:
Basic	55,358	55,353	55,358	55,347
Diluted	55,358	55,363	55,358	55,356

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock, beginning of period	$98,863	$98,495	$98,828	$98,026
Proceeds from stock options exercised	—	138	—	591
Share-based compensation expense	35	36	70	52
Withholding tax on stock options exercised	—	(22)	—	(22)
Common stock, end of period	98,898	98,647	98,898	98,647
Retained earnings, beginning of period	1,524,581	1,620,799	1,700,674	1,519,658
Cumulative effect of adopting ASU 2016-13 (Note1)	—	—	(2,014)	—
Retained earnings, beginning of period, as adjusted	1,524,581	1,620,799	1,698,660	1,519,658
Net income	228,211	83,250	89,007	219,117
Dividends paid to shareholders	(34,875)	(34,734)	(69,750)	(69,460)
Retained earnings, end of period	1,717,917	1,669,315	1,717,917	1,669,315
Total shareholders’ equity, end of period	$1,816,815	$1,767,962	$1,816,815	$1,767,962

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$89,007	$219,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,982	31,164
Net realized investment losses (gains)	92,894	(164,403)
Decrease (increase) in premiums receivable	271	(37,693)
Decrease in reinsurance recoverables	28,566	94,517
Changes in current and deferred income taxes	(4,338)	49,667
Increase in deferred policy acquisition costs	(9,574)	(12,036)
Decrease in loss and loss adjustment expense reserves	(56,145)	(45,488)
Increase in unearned premiums	34,492	78,814
Increase in accounts payable and accrued expenses	48,778	32,560
Share-based compensation	70	52
Other, net	2,580	19,352
Net cash provided by operating activities	259,583	265,623
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(449,641)	(294,561)
Sales	106,986	53,969
Calls or maturities	84,238	138,846
Equity securities available for sale in nature:
Purchases	(680,955)	(554,130)
Sales	564,635	508,365
Calls	3,000	—
Changes in securities payable and receivable	(2,219)	2,450
Decrease (increase) in short-term investments	159,112	(108,370)
Purchases of fixed assets	(19,789)	(20,874)
Other, net	12,555	3,580
Net cash used in investing activities	(222,078)	(270,725)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(69,750)	(69,460)
Proceeds from stock options exercised	—	591
Net cash used in financing activities	(69,750)	(68,869)
Net decrease in cash	(32,245)	(73,971)
Cash:
Beginning of the year	294,398	314,291
End of period	$262,153	$240,320
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$8,298	$8,297
Income taxes paid (refunded), net	$20,091	$(22)

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation

The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at June 30, 2020 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for more complete descriptions and discussions. Operating results and cash flows for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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
Earnings per Share

Potentially dilutive securities representing approximately 67,500 shares of common stock were excluded from the computation of diluted income per common share for each of the three and six months ended June 30, 2020, because their effect would have been anti-dilutive. There were no potentially dilutive securities with anti-dilutive effect for the three and six months ended June 30, 2019.
Dividends per Share

The Company declared and paid a dividend per share of $0.6300 and $0.6275 during the three months ended June 30, 2020 and 2019, respectively, and dividends per share of $1.2600 and $1.2550 during the six months ended June 30, 2020 and 2019, respectively.
Deferred Policy Acquisition Costs

Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The

Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $149.7 million and $148.6 million for the three months ended June 30, 2020 and 2019, respectively, and $306.2 million and $297.0 million for the six months ended June 30, 2020 and 2019, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $9.2 million and $10.0 million for the three months ended June 30, 2020 and 2019, respectively, and $20.8 million and $23.6 million for the six months ended June 30, 2020 and 2019, respectively.

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

The Company is party to a Catastrophe Reinsurance Treaty (the "Treaty") covering a wide range of perils that is effective through June 30, 2021. The Treaty provides $717 million of coverage on a per occurrence basis after covered catastrophe losses exceed the $40 million Company retention limit. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies, such as homeowners, but does cover losses from fires following an earthquake. The Treaty provides for one full reinstatement of coverage limits with a minor exception at the top coverage layer, and includes some additional minor territorial and coverage limits.

The Company recognized ceded premiums earned of approximately $12 million and $16 million for the three months ended June 30, 2020 and 2019, respectively, and $26 million and $31 million for the six months ended June 30, 2020 and 2019, respectively, which are included in net premiums earned in its consolidated statements of operations. The Company recognized ceded losses and loss adjustment expenses of approximately $(15) million and $6 million for the three months ended June 30, 2020 and 2019, respectively, and $(16) million and $(52) million for the six months ended June 30, 2020 and 2019, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The majority of the negative ceded losses and loss adjustment expenses for the three and six months ended June 30, 2020 resulted from anticipated reimbursements from Pacific Gas and Electric Corporation ("PG&E") to the Company for certain claims paid to its policyholders related to recent wildfires, in accordance with PG&E's Plan of Reorganization approved by the United States Bankruptcy Court. These expected loss recoveries from PG&E were ceded to the Company's reinsurers as the original losses had previously been ceded to its reinsurers under the Treaty. The large negative ceded losses and loss adjustment expenses for the six months ended June 30, 2019 resulted from the re-estimation of the catastrophe loss reserves, including estimated subrogation, on the 2018 Camp and Woolsey Fires and the 2017 Southern California wildfires, which had previously been ceded to reinsurers under the Treaty, in conjunction with the sale of the Company's subrogation rights during the first quarter of 2019. The re-estimation primarily benefited the Company's reinsurers. See Note 10. Loss and Loss Adjustment Expense Reserves for additional information.

The Company's insurance subsidiaries, as primary insurers, are required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.
Revenue from Contracts with Customers (Topic 606)

The Company's revenue from contracts with customers is commission income earned from third-party insurers by its 100% owned insurance agencies, which amounted to approximately $4.5 million and $4.2 million, with related expenses of $3.2 million and $2.7 million, for the three months ended June 30, 2020 and 2019, respectively, and $9.2 million and $8.4 million, with related expenses of $6.2 million and $5.4 million, for the six months ended June 30, 2020 and 2019, respectively. All of the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting (see Note 13. Segment Information).
As of June 30, 2020 and December 31, 2019, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

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

The balance of capitalized implementation costs for cloud computing arrangements, net of accumulated amortization, was $5.7 million and $4.4 million at June 30, 2020 and December 31, 2019, respectively, which is included in other assets in the Company's consolidated balance sheets. The accumulated amortization was $1.0 million and $0.3 million at June 30, 2020 and December 31, 2019, respectively. The amortization expense related to the capitalized implementation costs was $0.4 million and $0.7 million for the three and six months ended June 30, 2020, respectively, which is included in other operating expenses in the Company's consolidated statements of operations. The Company had no amortization expenses for the three and six months ended June 30, 2019.

Allowance for Credit Losses

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) along with certain additional ASUs on Topic 326 using a modified retrospective transition method, and recognized the cumulative-effect adjustment of approximately $2 million to the beginning retained earnings of 2020. The cumulative-effect adjustment primarily resulted from re-estimating credit losses on the outstanding balances of the Company's premiums receivable and reinsurance recoverables at the adoption date. Topic 326 replaces the "incurred loss" methodology for recognizing credit losses with a methodology that reflects expected credit losses for financial assets that are not accounted for at fair value through net income. The Company's investment portfolio, not including accrued investment income, was not affected by Topic 326 as it applies the fair value option to all of its investments (see Note 4. Fair Value Option).

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

Evaluating the current trends or economic conditions that impact the Company's ability to collect premiums receivable and projecting those into the remaining life of premiums receivable in order to develop a reasonable and supportable forecast of the ultimate collectibility involve significant judgment and assumptions about future economic conditions. The Company believes that the high unemployment rate resulting from the outbreak of a novel strain of coronavirus (“COVID-19”) will lead to significant uncollectible amounts over the life of the premiums receivable balances outstanding at June 30, 2020. In addition, the Company has been offering payment grace periods upon request from customers, which adds an element of uncertainty to the collectibility. Actual uncollectible amounts could be considerably more or less than the estimate. If future economic conditions, including the severity of job losses in the states in which the Company operates, were to be much worse than expected, the actual uncollectible amounts could be significantly greater than the allowance for credit losses on premiums receivable. The Company monitors the overall credit risk of premiums receivable by regularly reviewing macroeconomic indicators such as unemployment and interest rates, regulatory developments such as restrictions on cancellation of policies for nonpayment of premiums, and insurance policy specific indicators such as trends in daily policy cancellations due to nonpayment of premiums and daily premium due date extensions granted to its insureds.

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Amounts in thousands)
Beginning balance	$10,000	$1,321	$1,445	$1,458
Cumulative effect of adopting ASU 2016-13 for premiums receivable	—	—	1,855	—
Beginning balance, as adjusted	10,000	1,321	3,300	1,458
Provision during the period for expected credit losses (1)	719	331	8,888	1,894
Write-off amounts during the period	(885)	(680)	(2,543)	(2,550)
Recoveries during the period of amounts previously written off	166	227	355	397
Ending balance	$10,000	$1,199	$10,000	$1,199
__________
(1) The provision during the six months ended June 30, 2020 increased significantly due to the adverse impact of worsening economic conditions following the outbreak of the COVID-19 pandemic on the estimate of uncollectible premiums receivable based on reasonable and supportable forecasts.

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

Generally, the Company uses a default analysis to estimate uncollectible reinsurance recoverables. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral and any liabilities held by the Company subject to a right of offset, and future default factors used to estimate the probability that the reinsurer may be unable to meet its future obligations in full. The determination of the future default factor is based on a historical default factor published by a major rating agency applicable to the particular financial strength rating class. Application of future default factors also requires considerable judgment and assumptions, such as timing of loss payments and duration of the outstanding recoverable balances. Based on its past experiences with major catastrophes, the Company assumed that the majority of the reinsurance recoverable balances on unpaid losses outstanding at June 30, 2020 will be billed and collected or written off over the course of the next 5 years, and that the outstanding reinsurance recoverable balances on paid losses will be collected or written off within a year.

AM Best's Financial Strength Ratings of the Company's reinsurers ranged between A- and A++ at June 30, 2020. While a ratings downgrade would result in an increase in provision for uncollectible reinsurance recoverables and a charge to earnings in that period, a downgrade in and of itself does not imply that the Company will be unable to collect all of the reinsurance recoverables from the reinsurers in question. To the extent the creditworthiness of the Company's reinsurers were to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the allowance for uncollectible reinsurance recoverables. The Company monitors credit risk by reviewing the credit ratings of its reinsurers, adequacy of letters of credit, and broader industry risks such as catastrophes impacting our reinsurers.

The following table presents a summary of changes in allowance for credit losses on reinsurance recoverables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Amounts in thousands)
Beginning balance	$148	$—	$—	$—
Cumulative effect of adopting ASU 2016-13 for reinsurance recoverables	—	—	159	—
Beginning balance, as adjusted	148	—	159	—
Provision during the period for expected credit losses	(60)	—	(71)	—
Write-off amounts during the period	—	—	—	—
Recoveries during the period of amounts previously written off	—	—	—	—
Ending balance	$88	$—	$88	$—

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

As a general policy, the Company writes off the accrued interest receivable balance when it receives a default notice or when the scheduled interest payment is not received, unless management determines that the default is temporary considering all of the relevant information. The Company believes that for the majority of its investment securities, writing off the uncollectible interest receivable balance within a year from the due date is considered timely. In all cases, the Company writes off the accrued interest receivable immediately if management determines that it is not reasonably expected that the payment will be received. The Company did not have any cumulative-effect adjustment as a result of adopting Topic 326 for its accrued interest receivables. The Company's accrued interest receivable balances are included in accrued investment income receivables in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off during the three and six months ended June 30, 2020 and 2019.

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

The following table presents the fair values of financial instruments:

	June 30, 2020	December 31, 2019

	(Amounts in thousands)
Assets
Investments	$4,402,159	$4,312,161
Note receivable	5,697	5,665
Liabilities
Options sold	1,977	77
Unsecured notes	409,050	394,279
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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at June 30, 2020 and December 31, 2019. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary of such VIEs. The Company's maximum exposure to loss with respect to these VIEs is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At June 30, 2020 and December 31, 2019, the Company had no outstanding unfunded commitments to these VIEs whereby the Company may be called by the VIEs during the commitment period to fund the purchase of new investments and the expenses of the VIEs.

Note Receivable
In August 2017, the Company completed the sale of approximately six acres of land located in Brea, California (the "Property"), for a total sale price of approximately $12.2 million. Approximately $5.7 million of the total sale price was received in the form of a promissory note (the "Note") and the remainder in cash. The Note is secured by a first trust deed and an assignment of rents on the Property, and bears interest at an annual rate of 3.5%, payable in monthly installments. The Note was originally set to mature on August 31, 2020. Effective August 1, 2020, the maturity date was extended to August 31, 2021, with no change in the annual interest rate. Interest earned on the Note is recognized in other revenues in the Company's consolidated statements of operations. The Company elected to apply the fair value option to the Note at the time it was first recognized. The fair value of note receivable is included in other assets in the Company's consolidated balance sheets, while the changes in fair value of note receivable are included in net realized investment gains or losses in the Company's consolidated statements of operations.

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
Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at June 30, 2020 and December 31, 2019 was obtained from a third party pricing service.

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

The following table presents gains (losses) due to changes in fair value of investments and the note receivable that are measured at fair value pursuant to application of the fair value option:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Amounts in thousands)
Fixed maturity securities	$50,251	$38,382	$238	$88,157
Equity securities	111,940	11,361	(74,433)	65,048
Short-term investments	4,639	491	2	1,225
Total investments	$166,830	$50,234	$(74,193)	$154,430
Note receivable	(1)	47	32	78
Total gains (losses)	$166,829	$50,281	$(74,161)	$154,508

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
The Company obtained unadjusted fair values on 98.5% of its investment portfolio at fair value from an independent pricing service at June 30, 2020. For a private equity fund that was classified as Level 3 and included in equity securities at December 31, 2019, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value. The fair value of the private equity fund was $1.2 million at December 31, 2019. The Company reclassified this fund from Level 3 to private equity funds measured at net asset value ("NAV") at March 31, 2020, due to the use of the practical expedient based on NAV in measuring the fair value of the fund.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $12.7 million and $18.9 million at fair value in commercial mortgage-backed securities at June 30, 2020 and December 31, 2019, respectively.

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
Private equity fund: Private equity fund that was not measured at NAV was valued based on underlying investments of the fund or assets similar to such investments in active markets, taking into consideration specific unadjusted broker quotes based on net fund value and unobservable inputs from at least one knowledgeable outside security broker related to liquidity assumptions.
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity funds measured at net asset value is determined using NAV as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. The strategy of two of the three such funds with a fair value of approximately $63.9 million at June 30, 2020 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers, and equity interests in vehicles established to purchase and warehouse loans; the strategy of the other such fund with a fair value of approximately $1.2 million at June 30, 2020 is to achieve favorable long-term financial returns and measurable positive social and environmental returns by investing in privately held technology, healthcare, specialty consumer goods and service companies. The Company has made all of its capital contributions in these funds and had no outstanding unfunded commitments at June 30, 2020 with respect to the funds. The underlying assets of the funds are expected to be liquidated over the period of approximately one to 10 years from June 30, 2020. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	June 30, 2020
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$23,852	$—	$—	$23,852
Municipal securities	—	2,727,359	—	2,727,359
Mortgage-backed securities	—	78,492	—	78,492
Corporate securities	—	262,739	—	262,739
Collateralized loan obligations	—	199,945	—	199,945
Other asset-backed securities	—	34,975	—	34,975
Total fixed maturity securities	23,852	3,303,510	—	3,327,362
Equity securities:
Common stock	645,362	—	—	645,362
Non-redeemable preferred stock	—	28,696	—	28,696
Private equity funds measured at net asset value (1)				65,105
Total equity securities	645,362	28,696	—	739,163
Short-term investments:
Short-term bonds	—	13,458	—	13,458
Money market instruments	322,176	—	—	322,176
Total short-term investments	322,176	13,458	—	335,634
Other assets:
Note receivable	—	5,697	—	5,697
Total assets at fair value	$991,390	$3,351,361	$—	$4,407,856
Liabilities
Other liabilities:
Options sold	$1,977	$—	$—	$1,977
Total liabilities at fair value	$1,977	$—	$—	$1,977

	December 31, 2019
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$22,637	$—	$—	$22,637
Municipal securities	—	2,554,208	—	2,554,208
Mortgage-backed securities	—	63,003	—	63,003
Corporate securities	—	235,565	—	235,565
Collateralized loan obligations	—	199,217	—	199,217
Other asset-backed securities	—	18,645	—	18,645
Total fixed maturity securities	22,637	3,070,638	—	3,093,275
Equity securities:
Common stock	586,367	—	—	586,367
Non-redeemable preferred stock	—	49,708	—	49,708
Private equity fund	—	—	1,203	1,203
Private equity funds measured at net asset value (1)				87,473
Total equity securities	586,367	49,708	1,203	724,751
Short-term investments:
Short-term bonds	2,822	30,080	—	32,902
Money market instruments	461,233	—	—	461,233
Total short-term investments	464,055	30,080	—	494,135
Other assets:
Note receivable	—	5,665	—	5,665
Total assets at fair value	$1,073,059	$3,156,091	$1,203	$4,317,826
Liabilities
Other liabilities:
Options sold	$77	$—	$—	$77
Total liabilities at fair value	$77	$—	$—	$77
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities:

	Private Equity Fund
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Amounts in thousands)
Beginning balance	$—	$1,213	$1,203	$1,445
Realized (losses) gains included in earnings	—	(7)	(1)	104
Settlements	—	—	—	(343)
Transfer out (1)	—	—	(1,202)	—
Ending balance	$—	$1,206	$—	$1,206
The amount of total gains for the period included in earnings attributable to assets still held at June 30	$—	$(7)	$—	$96
__________
(1) The private equity fund was reclassified from Level 3 to private equity funds measured at net asset value due to the use of the NAV practical expedient in measuring the fair value of the fund at March 31, 2020.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the six months ended June 30, 2020 and 2019. A private equity fund was reclassified from Level 3 to private equity funds measured at net asset value at March 31, 2020, as described above.

At June 30, 2020, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	June 30, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$372,333	$409,050	$—	$409,050	$—

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$372,133	$394,279	$—	$394,279	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at June 30, 2020 and December 31, 2019 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 11. Notes Payable for additional information on unsecured notes.

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

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Liability Derivatives
	June 30, 2020	December 31, 2019

	(Amount in thousands)
Options sold - Other liabilities	$1,977	$77
Total derivatives	$1,977	$77

	Gains (Losses) Recognized in Net Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Amounts in thousands)
Total return swap - Net realized investment gains (losses)	$—	$515	$—	$2,281
Options sold - Net realized investment gains (losses)	8,944	2,472	10,656	3,344
Total	$8,944	$2,987	$10,656	$5,625

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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2020 and 2019. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and six months ended June 30, 2020 and 2019. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 13. Segment Information for additional information on the reportable business segment).
Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of June 30, 2020:
Customer relationships	$53,213	$(52,470)	$743	11
Trade names	15,400	(7,379)	8,021	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$74,313	$(64,149)	$10,164

As of December 31, 2019:
Customer relationships	$53,213	$(52,319)	$894	11
Trade names	15,400	(7,058)	8,342	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$74,313	$(63,677)	$10,636

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and six months ended June 30, 2020 and 2019.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $0.2 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively, and $0.5 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively.

The following table presents the estimated future amortization expense related to other intangible assets as of June 30, 2020:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2020	$451
2021	902
2022	878
2023	714
2024	686
Thereafter	5,133
Total	$8,764

8. Share-Based Compensation

In February 2015, the Company's Board of Directors adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock are authorized for issuance under the 2015 Plan upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted stock unit ("RSU") or deferred stock awards. As of June 30, 2020, the Company had 70,000 stock options granted that were exercised or outstanding, and 4,830,000 shares of common stock available for future grant under the 2015 Plan.

Share-based compensation expenses for all stock options granted or modified are based on their estimated grant-date fair values. These compensation costs are recognized on a straight-line basis over the requisite service period of the award. The Company estimates forfeitures expected to occur in determining the amount of compensation cost to be recognized in each period. As of June 30, 2020, all outstanding stock options have a term of ten years from the date of grant and become exercisable in four equal installments on the first through fourth anniversaries of the grant date. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

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
As of June 30, 2020, the Company had $0.2 million of unrecognized compensation expense related to stock options awarded under the 2015 Plan, which will be recognized ratably over the remaining vesting period of approximately 1.6 years.

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

In February 2019, based on certification by the Compensation Committee of the Company's Board of Directors of the results of the three-year performance period ended December 31, 2018, all of the outstanding RSUs granted in 2016 expired unvested because the Company did not meet the minimum three-year performance threshold. There were no RSUs outstanding at June 30, 2020.
No RSUs or stock options were awarded during the six months ended June 30, 2020.
9. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

There were no changes to the total amount of unrecognized tax benefits related to tax uncertainties during the six months ended June 30, 2020.

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

At June 30, 2020, the Company’s deferred income taxes were in a net liability position, which included a combination of ordinary and capital deferred tax expenses or benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

10. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Six Months Ended June 30,
	2020	2019

	(Amounts in thousands)
Gross reserves, beginning of period	$1,921,255	$1,829,412
Reinsurance recoverables on unpaid losses, beginning of period	(76,100)	(180,859)
Cumulative effect of adopting ASU 2016-13 for reinsurance recoverables on unpaid losses (1)	149	—
Reinsurance recoverables on unpaid losses, beginning of period, as adjusted	(75,951)	(180,859)
Net reserves, beginning of period, as adjusted	1,845,304	1,648,553
Incurred losses and loss adjustment expenses related to:
Current year	1,119,502	1,276,235
Prior years	27,468	10,758
Total incurred losses and loss adjustment expenses	1,146,970	1,286,993
Loss and loss adjustment expense payments related to:
Current year	563,921	701,282
Prior years	612,773	557,457
Total payments	1,176,694	1,258,739
Net reserves, end of period	1,815,580	1,676,807
Reinsurance recoverables on unpaid losses, end of period	49,530	107,117
Gross reserves, end of period	$1,865,110	$1,783,924
__________
(1) See Note 1 for additional information on adoption of ASU 2016-13.

The increase in the provision for insured events of prior years during the six months ended June 30, 2020 of $27.5 million was primarily attributable to higher than estimated losses and loss adjustment expenses in the commercial automobile, homeowners and Florida private passenger automobile lines of insurance business. The increase in the provision for insured events of prior years during the six months ended June 30, 2019 of $10.8 million was primarily attributable to higher than estimated defense and cost containment expenses in the California automobile line of insurance business, partially offset by lower than estimated California homeowners losses largely due to reductions in the Company's retained losses on the Camp and Woolsey Fires under the Treaty after accounting for the assignment of subrogation rights and re-estimation of reserves as part of normal reserving procedures during the first quarter of 2019, as described further below.

For each of the six months ended June 30, 2020 and 2019, the Company recorded catastrophe losses net of reinsurance of approximately $14 million. Catastrophe losses due to the events that occurred during the six months ended June 30, 2020 totaled approximately $18 million, with no reinsurance benefits used for these losses, resulting primarily from extreme weather events outside of California and windstorms in California. These losses were partially offset by favorable development of approximately $4 million on prior years' catastrophe losses. Catastrophe losses due to the events that occurred during the six months ended June 30, 2019 totaled approximately $17 million, with no reinsurance benefits used for these losses, resulting primarily from winter storms in California and tornadoes and wind and hail storms in the Midwest. These losses were partially offset by favorable development of approximately $3 million on prior years' catastrophe losses.

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

11. Notes Payable

The following table presents information about the Company's notes payable:

	Lender	Interest Rate	Maturity Date	June 30, 2020	December 31, 2019

				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America and Wells Fargo Bank	LIBOR plus 112.5-162.5 basis points	March 29, 2022	—	—
Total principal amount				375,000	375,000
Less unamortized discount and debt issuance costs(3)				2,667	2,867
Total debt				$372,333	$372,133
__________
(1)On March 8, 2017, the Company completed a public debt offering issuing $375 million of senior notes. The notes are unsecured, senior obligations of the Company with a 4.4% annual coupon payable on March 15 and September 15 of each year commencing September 15, 2017. These notes mature on March 15, 2027. The Company used the proceeds from the notes to pay off amounts outstanding under the existing loan and credit facilities and for general corporate purposes. The Company incurred debt issuance costs of approximately $3.4 million, inclusive of underwriters' fees. The notes were issued at a slight discount of 99.847% of par, resulting in the effective annualized interest rate including debt issuance costs of approximately 4.45%.
(2)On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 17.1% at June 30, 2020, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of July 29, 2020, there have been no borrowings under this facility.
(3)The unamortized discount and debt issuance costs are associated with the publicly traded $375 million senior unsecured notes. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized debt issuance cost of approximately $0.1 million associated with the $50 million five-year unsecured revolving credit facility maturing on March 29, 2022 is included in other assets in the Company's consolidated balance sheets and amortized to interest expense over the term of the credit facility.
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
The following tables present the Company's operating results by reportable segment:

	Three Months Ended June 30,
	2020			2019
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$804.8	$7.1	$811.9	$881.8	$7.0	$888.8
Less:
Losses and loss adjustment expenses	492.1	3.2	495.3	653.3	3.3	656.6
Underwriting expenses	217.4	3.4	220.8	213.5	3.5	217.0
Underwriting gain	95.3	0.5	95.8	15.0	0.2	15.2
Investment income			34.2			35.0
Net realized investment gains			158.4			53.3
Other income			1.4			2.4
Interest expense			(4.3)			(4.3)
Pre-tax income			$285.5			$101.6
Net income			$228.2			$83.3

	Six Months Ended June 30,
	2020			2019
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$1,720.2	$14.3	$1,734.5	$1,744.9	$14.1	$1,759.0
Less:
Losses and loss adjustment expenses	1,140.3	6.7	1,147.0	1,280.1	6.9	1,287.0
Underwriting expenses	446.8	7.1	453.9	426.0	6.9	432.9
Underwriting gain	133.1	0.5	133.6	38.8	0.3	39.1
Investment income			68.7			69.2
Net realized investment (losses) gains			(92.9)			164.4
Other income			3.9			4.6
Interest expense			(8.5)			(8.5)
Pre-tax income			$104.8			$268.8
Net income			$89.0			$219.1

The following tables present the Company’s net premiums earned and direct premiums written by reportable segment and line of insurance business:

	Three Months Ended June 30,
	2020			2019
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$579.7	$—	$579.7	$684.3	$—	$684.3
Homeowners	146.5	—	146.5	123.9	—	123.9
Commercial automobile	51.1	—	51.1	51.4	—	51.4
Other	27.5	7.1	34.6	22.2	7.0	29.2
Net premiums earned	$804.8	$7.1	$811.9	$881.8	$7.0	$888.8

Private passenger automobile	$555.0	$—	$555.0	$697.6	$—	$697.6
Homeowners	180.7	—	180.7	159.0	—	159.0
Commercial automobile	55.8	—	55.8	55.8	—	55.8
Other	31.6	5.7	37.3	25.7	8.0	33.7
Direct premiums written	$823.1	$5.7	$828.8	$938.1	$8.0	$946.1

	Six Months Ended June 30,
	2020			2019
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$1,273.6	$—	$1,273.6	$1,356.9	$—	$1,356.9
Homeowners	286.0	—	286.0	243.2	—	243.2
Commercial automobile	106.3	—	106.3	101.0	—	101.0
Other	54.3	14.3	68.6	43.8	14.1	57.9
Net premiums earned	$1,720.2	$14.3	$1,734.5	$1,744.9	$14.1	$1,759.0

Private passenger automobile	$1,265.4	$—	$1,265.4	$1,402.9	$—	$1,402.9
Homeowners	328.2	—	328.2	289.9	—	289.9
Commercial automobile	117.5	—	117.5	110.2	—	110.2
Other	61.7	13.9	75.6	50.4	14.8	65.2
Direct premiums written	$1,772.8	$13.9	$1,786.7	$1,853.4	$14.8	$1,868.2

14. Subsequent Event

As part of the previously announced "Mercury Giveback" program related to reduced driving and business activities during the COVID-19 pandemic, the Company plans to return approximately $22 million of July premiums to its eligible policyholders in August 2020. Accordingly, the Company expects third quarter premiums earned and written to be reduced by approximately $22 million as a result of the refunds. The extension of the Giveback program through July 31, 2020 brings the total premium returned to the Company’s eligible policyholders to approximately $128 million since the beginning of the COVID-19 pandemic.

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

Note on COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization (the "WHO"), and the outbreak has become increasingly widespread in the United States, including in the markets in which the Company operates. The pandemic has had a notable impact on general economic conditions, including, but not limited to, the temporary closures of many businesses, “shelter in place” and other governmental orders, and reduced consumer spending. The Company is following guidelines established by the Centers for Disease Control, the WHO and orders issued by the state and local governments in which the Company operates. The Company has taken a number of precautionary steps to safeguard its business and employees from COVID-19, including activating its Business Continuity Plan. Most of the Company's employees have been working remotely, with only certain operationally critical employees working on site at various locations. The Company is monitoring and assessing the impact of the COVID-19 pandemic daily, including recommendations and orders issued by federal, state and local governments. In July 2020, the Company extended its "work-from-home" policy for most of its employees to the end of 2020 based on the latest information on the pandemic's developments.

The Company’s automobile line of business began experiencing a significant decrease in loss frequency in mid to late March, and it remained low throughout the second quarter of 2020 compared to the historical levels, although it began to increase in June 2020 as more drivers returned to the road following the gradual reopening of businesses in California and other states. The reduction in auto loss frequency was primarily due to reduced driving due to the shelter-in-place orders issued by state and local governments. Due to the uncertainty regarding COVID-19, it is unclear how long auto loss frequency will remain at these lower levels. Conversely, the severity of accidents, for both bodily injury and the cost to repair vehicles, has increased primarily due to high-speed serious accidents on less congested roads and freeways. The cost to repair vehicles may continue to increase due to supply chain and labor force issues. In addition, the Company's net premiums earned was negatively impacted as a result of premium refunds and credits voluntarily issued to policyholders by the Company, and also in compliance with the requests and directives from the California Insurance Commissioner (see C. Regulatory and Legal Matters below for additional details) and other insurance regulators in other states. COVID-19 is also impacting the ability of some of the Company’s policyholders to pay their insurance premiums, and the Company has granted limited grace periods to those needing financial assistance.

Many businesses have been required by state and local governments to cease or substantially reduce operations, and have suffered severe financial losses as a result. Many of these businesses have submitted claims to their insurers under the business interruption coverage of their commercial property policies, resulting in coverage disputes in many states. While the Company does insure a modest number of businesses with this business interruption coverage, these pandemic-related losses are not covered under the Company's policy terms and conditions. The Company’s business interruption, or “business income” coverage, requires a “direct physical loss” to the property that results in suspension of operations, such as a fire or water loss. The coverage is not triggered under the present circumstances. Most of the Company’s policies also contain an exclusion for losses caused directly or indirectly by “virus or bacteria.” This exclusion was adopted by many insurers after the SARS outbreak of 2003-2004, upon recognition that such a pandemic could result in losses far exceeding the capacity of individual insurers and the private insurance market as a whole. The Company does not believe it has any material exposure to business interruption claims.

Due to disruptions in the equity and fixed maturity securities markets following the outbreak of the COVID-19 pandemic, the Company's investment portfolio substantially declined in value during the quarter ended March 31, 2020, which resulted in large net realized investment losses in its consolidated statements of operations due to the application of the fair value option for its investment portfolio (see Note 4. Fair Value Option of the Notes to its Consolidated Financial Statements). Such decline in the fair value of the Company's investment portfolio has substantially recovered during the second quarter of 2020. In March 2020, the Federal Open Market Committee (“FOMC”) unveiled a set of aggressive measures to cushion the economic impact of the global COVID-19 crisis, including, among others, cutting the federal funds rate by 100 basis points to a range of 0.00% to 0.25% and establishing a series of emergency credit facilities in an effort to support the flow of credit in the economy, easing liquidity pressure and calming market turmoil. While volatility in the financial markets remains elevated, overall market liquidity concerns have eased following the actions taken by the FOMC. The Company believes that it will continue to have sufficient liquidity to support its business operations during the COVID-19 crisis and beyond without the forced sale of investments, based on its existing cash and short-term investments, future cash flows from operations, and $50 million of undrawn credit in its revolving credit facility.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, a substantial tax-and-spending package intended to provide additional economic stimulus to address the financial impact of the COVID-19 pandemic. The CARES Act includes, among other items, cash payments to individuals as well as emergency grants and forgivable loans to small businesses, if they meet certain criteria. To the extent the Company's existing or potential policyholders, both individuals and businesses, and its independent agents are aided by such CARES Act programs, the negative impact of the pandemic on its results of operations due to the reduced premiums written or increased uncollectible premiums may be mitigated. The Company continues to monitor the impact of the COVID-19 pandemic closely, as well as any effects that may result from the CARES Act. The extent of the impact of the pandemic on the Company's business and financial results will depend largely on future developments, including the duration of the pandemic, its impact on capital and financial markets and the related impact on consumer confidence and spending, the success of efforts to contain it, and the impact of actions taken in response, all of which are highly uncertain and cannot be predicted. As the impact of the COVID-19 pandemic continues to evolve, additional impacts may arise of which the Company is not currently aware.

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
The following tables present direct premiums written, by state and line of insurance business, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California (1)	$1,115,535	$283,606	$77,631	$68,206	$1,544,978	86.5%
Other states (2) (3)	149,868	44,554	39,914	7,377	241,713	13.5%
Total	$1,265,403	$328,160	$117,545	$75,583	$1,786,691	100.0%
	70.8%	18.4%	6.6%	4.2%	100.0%

	Six Months Ended June 30, 2019
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$1,230,853	$252,608	$68,901	$58,894	$1,611,256	86.2%
Other states (3)	172,065	37,318	41,278	6,254	256,915	13.8%
Total	$1,402,918	$289,926	$110,179	$65,148	$1,868,171	100.0%
	75.1%	15.5%	5.9%	3.5%	100.0%
______________
(1) California private passenger automobile and commercial automobile direct premiums written were reduced by approximately $92 million and $4 million, respectively, due to premium refunds and credits under the "Mercury Giveback" program associated with reduced driving during the COVID-19 pandemic.
(2) Other states private passenger automobile and commercial automobile direct premiums written were reduced by approximately $8 million and $1 million, respectively, due to premium refunds and credits, as described above.
(3)  No individual state accounted for more than 4% of total direct premiums written.

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

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company. There were no examinations outstanding at June 30, 2020.

On April 13, 2020, the California Insurance Commissioner issued Bulletin 2020-3 ordering insurers to make an initial premium adjustment within 120 days from the date of the Bulletin 2020-3 to adversely impacted California policyholders for the months of March and April 2020. The Commissioner granted insurers flexibility in determining how to quickly and fairly process the premium refunds. On May 15, 2020, the California Insurance Commissioner issued Bulletin 2020-4 extending the directives in Bulletin 2020-3 through May 31, 2020. On June 25, 2020, the California Insurance Commissioner issued Bulletin 2020-8 extending the previous directives of Bulletin 2020-3 and Bulletin 2020-4 through June 30, 2020, as well as any months subsequent to June 2020 if the COVID-19 pandemic continues to result in projected loss exposures remaining overstated or misclassified. The total amount of premiums returned to the Company's policyholders through refunds or credits for March through June of 2020 is expected to be approximately $106 million. The Company's net premiums earned and written were reduced by approximately $106 million for the three and six months ended June 30, 2020 as a result of these premium refunds and credits.

In each of February and July 2020, the California DOI approved a 6.99% rate increase on the California homeowners line of insurance business, which represented approximately 14% of the Company's total net premiums earned for the six months ended June 30, 2020. The Company implemented the February rate increase in April 2020 and expects to implement the July rate increase in October 2020.

In July 2019, the governor of California signed a bill that created a $21 billion fund (the "California Wildfire Fund") to help then bankrupt PG&E and the state's other investor-owned utility companies cover liabilities arising from future wildfires caused by their equipment. The bill requires investor-owned utility companies to put up half of the money in the California Wildfire Fund. The other half comes from surcharges paid by ratepayers across the state. In order to access the California Wildfire Fund, PG&E had to emerge from its bankruptcy proceedings by June 30, 2020. On July 1, 2020, PG&E made an announcement that it emerged out of bankruptcy and made an initial deposit of approximately $5 billion to the California Wildfire Fund. It is expected that the Company and other insurers will be reimbursed for some portion of the claims paid for its policyholders if it is determined that a future wildfire is caused by equipment failure. The announcement also confirmed that PG&E has funded the Subrogation Trust Fund with $11 billion, which was set up to reimburse insurance companies and other entities that paid claims by individuals and businesses related to wildfires in recent years. The Company recognized approximately $16 million, net of fees, in the second quarter of 2020 in anticipation of the initial distribution from this fund to the Company for certain claims paid to its policyholders related to recent wildfires. However, the subrogation recovery recognized was for losses and loss adjustment expenses previously ceded to the Company’s reinsurers, and therefore the recovery did not reduce losses and loss adjustment expenses net of reinsurance. The benefit to the Company, net of reinsurance and before taxes, was approximately $2 million, representing a reduction to reinstatement premiums previously recognized.

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

•The incurred loss method analyzes historical incurred case loss (case reserves plus paid losses) development to estimate ultimate losses. The Company applies development factors against current case incurred losses by accident period to calculate ultimate expected losses. The Company believes that the incurred loss method provides a reasonable basis for evaluating ultimate losses, particularly in the Company’s larger, more established lines of insurance business which have a long operating history.
•The paid loss method analyzes historical payment patterns to estimate the amount of losses yet to be paid.
•The average severity method analyzes historical loss payments and/or incurred losses divided by closed claims and/or total claims to calculate an estimated average cost per claim. From this, the expected ultimate average cost per claim can be estimated. The average severity method coupled with the claim count development method provide meaningful information regarding inflation and frequency trends that the Company believes is useful in establishing loss reserves. The claim count development method analyzes historical claim count development to estimate future incurred claim count development for current claims. The Company applies these development factors against current claim counts by accident period to calculate ultimate expected claim counts.
•The GLM determines an average severity for each percentile of claims that have been closed as a percentage of estimated ultimate claims. The average severities are applied to open claims to estimate the amount of losses yet to be paid. The GLM utilizes operational time, determined as a percentile of claims closed rather than a finite calendar period, which neutralizes the effect of changes in the timing of claims handling.

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
At June 30, 2020 and December 31, 2019, the Company recorded its point estimate of approximately $1.87 billion and $1.92 billion ($1.82 billion and $1.85 billion, net of reinsurance), respectively, in loss reserves, which included approximately $836.5 million and $846.7 million ($815.6 million and $829.2 million, net of reinsurance), respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to June 30, 2020 and December 31, 2019, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
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
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. At June 30, 2020, 98.5% of the fair value of these financial instruments is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment. The Company’s fixed maturity and equity securities are classified as “trading” and carried at fair value as required when applying the fair value option, with changes in fair value reflected in net realized investment gains or losses in the consolidated statements of operations. The majority of equity holdings, including non-redeemable preferred stocks, are actively traded on national exchanges or trading markets, and are valued at the last transaction price on the balance sheet date.
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

Income Taxes

At June 30, 2020, the Company’s deferred income taxes were in a net liability position mainly due to deferred tax liabilities generated by unrealized gains on securities held. These deferred tax liabilities were substantially offset by deferred tax assets resulting from unearned premiums, loss reserve discounting, and expense accruals. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
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

The Company’s effective income tax rate can be affected by several factors. These generally include large changes in fully-taxable income including net realized investment gains or losses, tax-exempt investment income, non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective tax rate for the six months ended June 30, 2020 was 15.0%, compared to 18.5% for the same period in 2019. Tax-exempt investment income of approximately $39 million coupled with pre-tax income of approximately $105 million decreased the effective tax rate to a rate much lower than the statutory tax rate of 21% for the six months ended June 30, 2020, while tax-exempt investment income of approximately $42 million coupled with relatively high pre-tax income of approximately $269 million lowered the effective tax rate to a rate moderately lower than the statutory rate of 21% for the same period in 2019.

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues

Net premiums earned and net premiums written for the three months ended June 30, 2020 decreased 8.6% and 12.5%, respectively, from the corresponding period in 2019. The Company's net premiums earned and written for the second quarter of 2020 were each reduced by approximately $106 million due to premium refunds and credits to its eligible policyholders associated with the "Mercury Giveback" program for reduced driving and business activities following the outbreak of the COVID-19 pandemic. The decrease in net premiums earned and net premiums written was primarily due to these premium refunds and credits and decline in the number of private passenger automobile policies written in California, partially offset by higher average premiums per policy arising from rate increases in the California homeowners line of insurance business and growth in the number of homeowners policies written in California.

Net premiums earned included ceded premiums earned of $11.8 million and $16.2 million for the three months ended June 30, 2020 and 2019, respectively. Net premiums written included ceded premiums written of $10.0 million and $10.3 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in ceded premiums earned for the three months ended June 30, 2020 compared to the same period in 2019 resulted mostly from ceded reinstatement premiums earned during the three months ended June 30, 2019 related to the Camp and Woolsey Fires in the fourth quarter of 2018, partially offset by an increase in ceded premiums earned resulting from higher reinsurance coverage and rates and growth in the covered book of business.

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

The following is a reconciliation of net premiums earned to net premiums written:

	Three Months Ended June 30,
	2020	2019

	(Amounts in thousands)
Net premiums earned	$811,898	$888,776
Change in net unearned premiums	7,014	47,303
Net premiums written	$818,912	$936,079

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended June 30,
	2020	2019

Loss ratio	61.0%	73.9%
Expense ratio	27.2%	24.4%
Combined ratio	88.2%	98.3%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The decrease in the loss ratio was primarily due to a significant decrease in loss frequency in the private passenger automobile line of insurance business stemming from the substantial decrease in overall driving following the "stay-at-home" orders issued in response to the COVID-19 pandemic in the states where the Company operates, as well as an increase in premium rates in the California homeowners line of insurance business, partially offset by a decrease in net premiums earned related to premium refunds and credits under the "Mercury Giveback" program as described above and an increase in loss severity in the California private passenger automobile line of insurance business.

The Company's loss ratio was affected by unfavorable development of approximately $12 million and $9 million on prior accident years' loss and loss adjustment expense reserves for the second quarter of 2020 and 2019, respectively. The unfavorable development for the second quarter of 2020 was primarily attributable to higher than estimated losses and loss adjustment expenses in the commercial automobile, homeowners and Florida private passenger automobile lines of insurance business. The majority of the unfavorable development in the second quarter of 2019 was attributable to higher than estimated defense and cost containment expenses in the California private passenger automobile line of insurance business.

In addition, the 2020 loss ratio was negatively impacted by approximately $14 million of catastrophe losses, excluding favorable development of approximately $2 million on prior years' catastrophe losses, primarily due to extreme weather events outside of California. The 2019 loss ratio was negatively impacted by approximately $6 million of catastrophe losses, excluding unfavorable development of approximately $3 million on prior years' catastrophe losses, primarily due to tornadoes and wind and hail storms in the Midwest.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for the three months ended June 30, 2020 increased compared to the same period in 2019, largely due to a decrease in net premiums earned related to premium refunds and credits as described above, without a corresponding decrease in policy acquisition costs and other operating expenses. The Company did not recoup commissions from its agents on the premiums returned to its eligible policyholders under the "Mercury Giveback" program.
Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax expense was $57.3 million and $18.3 million for the three months ended June 30, 2020 and 2019, respectively. The increase in income tax expense was primarily due to a $184 million increase in total pre-tax income. Tax-exempt investment income, a component of total pre-tax income, remained relatively unchanged compared to the same period in 2019.

Investments

The following table presents the investment results of the Company:

	Three Months Ended June 30,
	2020	2019

	(Dollars in thousands)
Average invested assets at cost (1)	$4,220,468	$3,995,712
Net investment income (2)
Before income taxes	$34,166	$35,032
After income taxes	$30,435	$31,404
Average annual yield on investments (2)
Before income taxes	3.2%	3.5%
After income taxes	2.9%	3.1%
Net realized investment gains	$158,426	$53,329
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2) Lower net investment income before and after income taxes for the three months ended June 30, 2020 compared to the corresponding period in 2019 resulted largely from a lower average yield on investments, partially offset by higher average invested assets. Average annual yield on investments before and after income taxes for the three months ended June 30, 2020 decreased compared to the corresponding period in 2019, primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher with lower yielding investments, as a result of decreasing market interest rates.

The following tables present the components of net realized investment gains (losses) included in net income:

	Three Months Ended June 30, 2020
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(2,040)	$50,251	$48,211
Equity securities (1)(3)	(13,159)	111,940	98,781
Short-term investments (1)	(2,148)	4,639	2,491
Note receivable (1)	—	(1)	(1)
Options sold	8,189	755	8,944
Total	$(9,158)	$167,584	$158,426

	Three Months Ended June 30, 2019
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$102	$38,382	$38,484
Equity securities (1)(3)	689	11,361	12,050
Short-term investments (1)	(730)	491	(239)
Note receivable (1)	—	47	47
Total return swaps	(75)	590	515
Options sold	2,503	(31)	2,472
Total	$2,489	$50,840	$53,329
__________
(1)The changes in fair value of the investment portfolio and note receivable resulted from application of the fair value option.
(2)The increase in fair value of fixed maturity securities for the second quarter of 2020 primarily resulted from the overall improvement in fixed maturity securities markets in the second quarter of 2020, following the overall market disruptions and dislocations in the first quarter of 2020 attributable to the outbreak of the COVID-19 pandemic. The increase in fair value of fixed maturity securities for the second quarter of 2019 was primarily due to decreases in market interest rates.
(3)The primary cause for the increase in fair value of equity securities for the second quarter of 2020 was the overall improvement in equity markets in the second quarter of 2020, following the overall market disruptions and dislocations in the first quarter of 2020 attributable to the outbreak of the COVID-19 pandemic. The primary cause for the increase in fair value of equity securities for the second quarter of 2019 was the overall improvement in equity markets.

Net Income (Loss)

	Three Months Ended June 30,
	2020	2019

	(Amounts in thousands, except per share data)
Net income	$228,211	$83,250
Basic average shares outstanding	55,358	55,353
Diluted average shares outstanding	55,358	55,363
Basic Per Share Data:
Net income	$4.12	$1.50
Net realized investment gains, net of tax	$2.26	$0.76
Diluted Per Share Data:
Net income	$4.12	$1.50
Net realized investment gains, net of tax	$2.26	$0.76

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues

Net premiums earned and net premiums written for the six months ended June 30, 2020 decreased 1.4% and 4.3%, respectively, from the corresponding period in 2019. The Company's net premiums earned and written for the first half of 2020 were each reduced by approximately $106 million due to premium refunds and credits to its eligible policyholders associated with the "Mercury Giveback" program for reduced driving and business activities following the outbreak of the COVID-19 pandemic. The decrease in net premiums earned and net premiums written was primarily due to these premium refunds and credits and decline in the number of private passenger automobile policies written in California, partially offset by higher average premiums per policy arising from rate increases in the California homeowners line of insurance business and growth in the number of homeowners policies written in California.

Net premiums earned included ceded premiums earned of $25.6 million and $30.8 million for the six months ended June 30, 2020 and 2019, respectively. Net premiums written included ceded premiums written of $21.4 million and $16.1 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in ceded premiums earned for the six months ended June 30, 2020 compared to the same period in 2019 resulted mostly from ceded reinstatement premiums earned during the six months ended June 30, 2019 related to the Camp and Woolsey Fires in the fourth quarter of 2018, partially offset by an increase in ceded premiums earned resulting from higher reinsurance coverage and rates and growth in the covered book of business. The increase in ceded premiums written for the six months ended June 30, 2020 compared to the same period in 2019 resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business, coupled with reductions in ceded reinstatement premiums in the first quarter of 2019 as a result of a decrease in estimated total losses and reinsurance benefits for the Camp and Woolsey Fires, as described further in Note 10. Loss and Loss Adjustment Expense Reserves of the Notes to Consolidated Financial Statements.

The following is a reconciliation of net premiums earned to net premiums written:

	Six Months Ended June 30,
	2020	2019

	(Amounts in thousands)
Net premiums earned	$1,734,471	$1,759,021
Change in net unearned premiums	38,656	93,506
Net premiums written	$1,773,127	$1,852,527

Expenses

The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Six Months Ended June 30,
	2020	2019

Loss ratio	66.1%	73.2%
Expense ratio	26.2%	24.6%
Combined ratio	92.3%	97.8%

The Company's loss ratio was affected by unfavorable development of approximately $27 million and $11 million on prior accident years' loss and loss adjustment expense reserves for the first half of 2020 and 2019, respectively. The unfavorable development for the first half of 2020 was primarily attributable to higher than estimated losses and loss adjustment expenses in the commercial automobile, homeowners and Florida private passenger automobile lines of insurance business. The majority of the unfavorable development for the first half of 2019 was attributable to higher than estimated defense and cost containment expenses in the California automobile line of insurance business, partially offset by lower than estimated California homeowners losses largely due to reductions in the Company's retained losses on the Camp and Woolsey Fires under the Treaty after accounting for the assignment of subrogation rights that occurred in the first quarter of 2019 and the re-estimation of reserves as part of normal reserving procedures.

In addition, the 2020 loss ratio was negatively impacted by approximately $18 million of catastrophe losses, excluding favorable development of approximately $4 million on prior years' catastrophe losses, primarily due to extreme weather events outside of California and windstorms in California. The 2019 loss ratio was also negatively impacted by approximately $17 million of catastrophe losses, excluding favorable development of approximately $3 million on prior years' catastrophe losses, primarily due to winter storms in California and tornadoes and wind and hail storms in the Midwest.

Excluding the effect of estimated prior accident years' loss development and catastrophe losses, the loss ratio was 63.5% and 71.6% for the first half of 2020 and 2019, respectively. The decrease in the loss ratio was primarily due to a significant decrease in loss frequency in the private passenger automobile line of insurance business stemming from the substantial decrease in overall driving following the "stay-at-home" orders issued in response to the COVID-19 pandemic in the states where the Company operates, as well as an increase in premium rates in the California homeowners line of insurance business, partially offset by a decrease in net premiums earned related to premium refunds and credits under the "Mercury Giveback" program as described above and an increase in loss severity in the California private passenger automobile line of insurance business.

The expense ratio for the six months ended June 30, 2020 increased compared to the same period in 2019, largely due to a decrease in net premiums earned related to premium refunds and credits as described above, without a corresponding decrease in policy acquisition costs and other operating expenses. The Company did not recoup commissions from its agents on the premiums returned to its eligible policyholders under the "Mercury Giveback" program. In addition, an increase in allowance for credit losses on premiums receivable in the first quarter of 2020, reflecting heightened credit risk for certain of the Company's policyholders as a result of the economic downturn caused by the COVID-19 pandemic, contributed to an increase in the expense ratio.
Income tax expense was $15.8 million and $49.6 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in income tax expense was primarily due to a $164 million decrease in total pre-tax income. Tax-exempt investment income, a component of total pre-tax income, remained relatively unchanged compared to the same period in 2019.

Investments

The following table presents the investment results of the Company:

	Six Months Ended June 30,
	2020	2019

	(Dollars in thousands)
Average invested assets at cost (1)	$4,218,721	$3,940,185
Net investment income (2)
Before income taxes	$68,661	$69,206
After income taxes	$60,968	$61,658
Average annual yield on investments (2)
Before income taxes	3.3%	3.5%
After income taxes	2.9%	3.1%
Net realized investment (losses) gains	$(92,894)	$164,403
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2) Lower net investment income before and after income taxes for the six months ended June 30, 2020 compared to the corresponding period in 2019 resulted largely from a lower average yield on investments, partially offset by higher average invested assets. Average annual yield on investments before and after income taxes for the six months ended June 30, 2020 decreased compared to the corresponding period in 2019, primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher with lower yielding investments, as a result of decreasing market interest rates.

The following tables present the components of net realized investment gains (losses) included in net income:

	Six Months Ended June 30, 2020
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(2,667)	$238	$(2,429)
Equity securities (1)(3)	(24,474)	(74,433)	(98,907)
Short-term investments (1)	(2,248)	2	(2,246)
Note receivable (1)	—	32	32
Options sold	10,175	481	10,656
Total	$(19,214)	$(73,680)	$(92,894)

	Six Months Ended June 30, 2019
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$1	$88,157	$88,158
Equity securities (1)(3)	5,940	65,048	70,988
Short-term investments (1)	(1,671)	1,225	(446)
Note receivable (1)	—	78	78
Total return swaps	(848)	3,129	2,281
Options sold	3,357	(13)	3,344
Total	$6,779	$157,624	$164,403
__________
(1)The changes in fair value of the investment portfolio and note receivable resulted from application of the fair value option.
(2)The increase in fair value of fixed maturity securities for the first half of 2020 primarily resulted from the overall improvement in fixed maturity securities markets in the second quarter of 2020, following the overall market disruptions and dislocations in the first quarter of 2020 attributable to the outbreak of the COVID-19 pandemic. The increase in fair value of fixed maturity securities for the first half of 2019 was primarily due to decreases in market interest rates.
(3)The primary cause for the decrease in fair value of equity securities for the first half of 2020 was the overall market disruptions and dislocations in the first quarter of 2020 following the outbreak of the COVID-19 pandemic. Such decline in fair value of equity securities has significantly recovered in the second quarter of 2020. The primary cause for the increase in fair value of equity securities for the first half of 2019 was the overall improvement in equity markets.

Net Income (Loss)

	Six Months Ended June 30,
	2020	2019

	(Amounts in thousands, except per share data)
Net income	$89,007	$219,117
Basic average shares outstanding	55,358	55,347
Diluted average shares outstanding	55,358	55,356
Basic Per Share Data:
Net income	$1.61	$3.96
Net realized investment (losses) gains, net of tax	$(1.32)	$2.35
Diluted Per Share Data:
Net income	$1.61	$3.96
Net realized investment (losses) gains, net of tax	$(1.32)	$2.35

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $597.8 million at June 30, 2020 as well as $50 million of credit available on a $50 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the

Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the six months ended June 30, 2020 was $259.6 million, a decrease of $6.0 million compared to the corresponding period in 2019. The decrease was primarily due to a decrease in collections from reinsurers on reinsurance recoverables, a decrease in premium collections, and an increase in payments for income taxes and other operating expenses, mostly offset by a decrease in payments for losses and loss adjustment expenses. The Company utilized the cash provided by operating activities during the six months ended June 30, 2020 primarily for the net purchases of investment securities and payment of dividends to its shareholders.

The following table presents the estimated fair value of fixed maturity securities at June 30, 2020 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$144,581
Due after one year through two years	268,092
Due after two years through three years	219,893
Due after three years through four years	85,441
Due after four years through five years	64,855
Total due within five years	$782,862

B. Reinsurance
For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake.

The Company is party to a Catastrophe Reinsurance Treaty (the "Treaty") covering a wide range of perils that is effective through June 30, 2021. For the 12 months ending June 30, 2021, the Treaty provides $717 million of coverage on a per occurrence basis after covered catastrophe losses exceed the $40 million Company retention limit. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies such as homeowners, but does cover losses from fires following an earthquake. The Treaty includes additional territorial and coverage limits as noted in the table below.

Coverage on individual catastrophes provided for the 12 months ending June 30, 2021 under the Treaty is presented below in various layers.

	Catastrophe Losses and LAE
	In Excess of	Up to	Percentage of Coverage

	(Amounts in millions)
Retained	$—	$40	—%
Layer of Coverage	40	100	70
Layer of Coverage (1)	100	400	100
Layer of Coverage (1) (2) (3)	400	775	100
__________
(1) Layer of Coverage represents multiple actual treaty layers that are grouped for presentation purposes.
(2) 13.4% of this layer covers only California wildfires and fires following an earthquake in California, and is not subject to reinstatement.
(3) 14% of this layer includes a territorial restriction covering California, Arizona and Nevada only.

For the 12 months ended June 30, 2020, the Treaty provided $600 million of coverage on a per occurrence basis after covered catastrophe losses exceeded the $40 million Company retention limit. The Treaty specifically excluded coverage for any Florida business and for California earthquake losses on fixed property policies such as homeowners, but did cover losses from fires following an earthquake. In addition, the Treaty excluded losses from wildfires on 89.5% of certain coverage layers of the Treaty as noted in the table below.

Coverage on individual catastrophes provided for the 12 months ended June 30, 2020 under the Treaty is presented below in various layers.

	Catastrophe Losses and LAE
	In Excess of	Up to	Percentage of Coverage

	(Amounts in millions)
Retained	$—	$40	—%
Layer of Coverage (1)	40	350	100
Layer of Coverage (wildfires not covered for 89.5% of this layer)	350	400	100
Layer of Coverage	400	456	100
Layer of Coverage (wildfires not covered for 89.5% of this layer)	456	500	100
Layer of Coverage (1)	500	640	100
__________
(1) Layer of Coverage represents multiple actual treaty layers that are grouped for presentation purposes.

The annual premium for the Treaty is approximately $50.3 million for the 12 months ending June 30, 2021, as compared to $38.0 million for the 12 months ended June 30, 2020. The increase in the annual premium is primarily due to an increase in reinsurance coverage and rates as well as growth in the covered book of business. The Treaty ending June 30, 2021 provides for one full reinstatement of coverage limits and reinstatement premiums are based on the amount of reinsurance benefits used by the Company at 100% of the annual premium rate, with the exception of the reinstatement restriction noted in the table above, up to the maximum reinstatement premium of approximately $46 million if the full amount of benefit is used for the 12 months ending June 30, 2021. The Treaty ended June 30, 2020 provided for one full reinstatement of coverage limits, and reinstatement premiums were based on the amount of reinsurance benefits used by the Company and at 100% of the annual premium rate with some minor exceptions, up to the maximum reinstatement premium of approximately $38 million if the full amount of benefit was used for the 12 months ended June 30, 2020.

The total amount of reinstatement premiums is recorded as ceded reinstatement premiums written at the time of the catastrophe event based on the total amount of reinsurance benefits expected to be used for the event, and such reinstatement premiums are recognized ratably over the remaining term of the Treaty as ceded reinstatement premiums earned.

The table below presents the combined total reinsurance premiums under the Treaty (annual premiums and reinstatement premiums) for the 12 months ending June 30, 2021 and 2020, respectively.

Treaty	Annual Premium	Reinstatement Premium (1)	Total Combined Premium (1)

	(Amounts in millions)
For the 12 months ending June 30, 2021	$50	$—	$50
For the 12 months ending June 30, 2020	$38	$—	$38
__________
(1) The reinstatement premium and the total combined premium for the treaty period ending June 30, 2021 are projected amounts to be paid based on the assumption that there will be no reinstatements occurring during this treaty period. The reinstatement premium for the treaty period ended June 30, 2020 is zero, as there were no actual reinstatement premiums paid.

The catastrophe events that occurred in 2020 caused approximately $18 million in losses to the Company, with no reinsurance benefits used under the Treaty for these losses, as none of the 2020 catastrophe events resulted in losses in excess of the Company’s per-occurrence retention limit under the Treaty of $40 million for the 12 months ended June 30, 2020.

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
The following table presents the composition of the total investment portfolio of the Company at June 30, 2020:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$23,603	$23,852
Municipal securities	2,604,563	2,727,359
Mortgage-backed securities	77,521	78,492
Corporate securities	261,504	262,739
Collateralized loan obligations	204,288	199,945
Other asset-backed securities	35,646	34,975
	3,207,125	3,327,362
Equity securities:
Common stock	605,372	645,362
Non-redeemable preferred stock	31,429	28,696
Private equity funds measured at net asset value (2)	100,326	65,105
	737,127	739,163
Short-term investments	335,556	335,634
Total investments	$4,279,808	$4,402,159
______________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.
(2) The fair value is measured using the NAV practical expedient. See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.
At June 30, 2020, 58.1% of the Company’s total investment portfolio at fair value and 76.9% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At June 30, 2020, 96.0% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.

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
The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	June 30, 2020	December 31, 2019

	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	12.7	13.9
including short-term investments	11.6	12.0
Call-adjusted average maturity:
excluding short-term investments	4.3	4.6
including short-term investments	3.9	4.0
Modified duration reflecting anticipated early calls:
excluding short-term investments	2.9	3.7
including short-term investments	2.6	3.2
Short-Term Investments	—	—

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at June 30, 2020, consistent with the average rating at December 31, 2019. The Company's municipal bond holdings of which 93.8% were tax exempt, represented 76.9% of its fixed maturity securities portfolio at June 30, 2020, at fair value, and are broadly diversified geographically. See Part I-Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and credit quality ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At June 30, 2020, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $18.9 million and $40.1 million, respectively, at fair value, and represented 0.6% and 1.2%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2019, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $19.2 million and $37.8 million, respectively, at fair value, and represented 0.6% and 1.2%, respectively, of total fixed maturity securities.
The overall credit ratings for the Company’s fixed maturity securities portfolio were relatively stable during the six months ended June 30, 2020, with 96.8% of fixed maturity securities at fair value experiencing no change in their overall rating. 0.6% and 2.6% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the six months ended June 30, 2020.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	June 30, 2020
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds:
Treasuries	$23,852	$—	$—	$—	$—	$23,852
Total	23,852	—	—	—	—	23,852
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	37,632	172,969	110,742	55,652	4,156	381,151
Uninsured	121,374	697,930	1,274,681	214,854	37,369	2,346,208
Total	159,006	870,899	1,385,423	270,506	41,525	2,727,359
	5.8%	31.9%	50.9%	9.9%	1.5%	100.0%
Mortgage-backed securities:
Commercial	7,077	—	1,462	4,129	—	12,668
Agencies	7,452	—	—	—	—	7,452
Non-agencies:
Prime	19,542	29,388	6,496	63	670	56,159
Alt-A	—	799	—	654	760	2,213
Total	34,071	30,187	7,958	4,846	1,430	78,492
	43.4%	38.5%	10.1%	6.2%	1.8%	100.0%
Corporate securities:
Basic materials	—	—	—	398	2,559	2,957
Communications	—	—	193	663	—	856
Consumer, cyclical	—	2,627	7,212	5,502	4,725	20,066
Consumer, non-cyclical	—	10,459	14,062	11,823	—	36,344
Energy	—	—	2,361	21,340	2,541	26,242
Financial	—	26,280	105,889	21,446	—	153,615
Industrial	—	—	—	15,810	—	15,810
Utilities	—	—	6,849	—	—	6,849
Total	—	39,366	136,566	76,982	9,825	262,739
	—%	15.0%	52.0%	29.3%	3.7%	100.0%
Collateralized loan obligations:
Corporate	32,331	32,240	135,374	—	—	199,945
Total	32,331	32,240	135,374	—	—	199,945
	16.2%	16.1%	67.7%	—%	—%	100.0%

Other asset-backed securities	—	20,000	6,336	2,395	6,244	34,975
	—%	57.2%	18.1%	6.8%	17.9%	100.0%
Total	$249,260	$992,692	$1,671,657	$354,729	$59,024	$3,327,362
	7.5%	29.8%	50.2%	10.7%	1.8%	100.0%
______________
(1)Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds

The Company had $23.9 million and $22.6 million, or 0.7% and 0.7%, of its fixed maturity securities portfolio, at fair value, in U.S. government bonds at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, Moody's and Fitch ratings for U.S. government-issued debt were Aaa and AAA, respectively, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 0.5 years and 1.0 years at June 30, 2020 and December 31, 2019, respectively.

Municipal Securities

The Company had $2.73 billion and $2.55 billion, or 82.0% and 82.6%, of its fixed maturity securities portfolio, at fair value, in municipal securities, $381.2 million and $344.7 million of which were insured, at June 30, 2020 and December 31, 2019, respectively. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute securities ratings and the underlying credit ratings as of June 30, 2020 and December 31, 2019.
At June 30, 2020 and December 31, 2019, 59.7% and 65.5%, respectively, of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement and ratings reflecting the credit of the underlying issuers. At June 30, 2020 and December 31, 2019, the average rating of the Company’s insured municipal securities was A+, which corresponded to the average rating of the investment grade bond insurers. The remaining 40.3% and 34.5% of insured municipal securities at June 30, 2020 and December 31, 2019, respectively, were non-rated or below investment grade, and were insured by bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 2.8 years and 3.7 years at June 30, 2020 and December 31, 2019, respectively.
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

Mortgage-Backed Securities

At June 30, 2020 and December 31, 2019, the mortgage-backed securities portfolio of $78.5 million and $63.0 million, or 2.4% and 2.0%, respectively, of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to “prime” residential and commercial real estate borrowers, except for $2.2 million and $2.4 million, respectively, at fair value ($2.2 million and $2.3 million at amortized cost) of Alt-A mortgages. Alt-A mortgage-backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $12.7 million and $18.9 million at fair value ($12.4 million and $18.5 million at amortized cost) in commercial mortgage-backed securities at June 30, 2020 and December 31, 2019, respectively.
The weighted-average rating of the Company’s Alt-A mortgage-backed securities was BBB- at June 30, 2020 and December 31, 2019. The weighted-average rating of the entire mortgage-backed securities portfolio was AA at June 30, 2020 and December 31, 2019. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 4.9 years and 3.1 years at June 30, 2020 and December 31, 2019, respectively.

Corporate Securities

Corporate securities included in fixed maturity securities were as follows:

	June 30, 2020	December 31, 2019

	(Amounts in thousands)
Corporate securities at fair value	$262,739	$235,565
Percentage of total fixed maturity securities portfolio	7.9%	7.6%
Modified duration	1.8 years	2.0 years
Weighted-average rating	A-	A-

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities were as follows:

	June 30, 2020	December 31, 2019

	(Amounts in thousands)
Collateralized loan obligations at fair value	$199,945	$199,218
Percentage of total fixed maturity securities portfolio	6.0%	6.4%
Modified duration	5.1 years	5.2 years
Weighted-average rating	A+	A+

Other Asset-Backed Securities

Other asset-backed securities included in fixed maturity securities were as follows:

	June 30, 2020	December 31, 2019

	(Amounts in thousands)
Other asset-backed securities at fair value	$34,975	$18,644
Percentage of total fixed maturity securities portfolio	1.1%	0.6%
Modified duration	1.9 years	1.8 years
Weighted-average rating	A+	A

Equity Securities

Equity holdings of $739.2 million and $724.8 million at fair value, as of June 30, 2020 and December 31, 2019, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The Company had a net (loss) gain of $(74.4) million and $65.0 million due to changes in fair value of the Company’s equity securities portfolio for the six months ended June 30, 2020 and 2019, respectively. The primary cause for the decrease in fair value of the Company’s equity securities portfolio for the six months ended June 30, 2020 was the overall market disruptions and dislocations in the first quarter of 2020 resulting from the outbreak of the COVID-19 pandemic. Such decline in fair value of the Company's equity securities has significantly recovered in the second quarter of 2020. The primary cause for the increase in fair value of the Company’s equity securities portfolio for the six months ended June 30, 2019 was the overall improvement in equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At June 30, 2020 and December 31, 2019, 16.8% of the total investment portfolio at fair value was held in equity securities.
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

On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 17.1% at June 30, 2020, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of July 29, 2020, there have been no borrowings under this facility.

The Company was in compliance with all of the financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at June 30, 2020.

For additional information on debt, see Note 11. Notes Payable of the Notes to Consolidated Financial Statements.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.59 billion at June 30, 2020, and net premiums written of $3.7 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.29 to 1 at June 30, 2020.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of June 30, 2020, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2019.

The following table presents municipal securities by state in descending order of holdings at fair value at June 30, 2020:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$374,216	AA-
Florida	249,981	A+
Illinois	218,223	A+
New York	174,455	A+
Pennsylvania	170,932	A+
Other states	1,539,552	A+
Total	$2,727,359

At June 30, 2020, the municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Texas and Florida. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.

Taxable fixed maturity securities represented 23.1% of the Company’s total fixed maturity securities portfolio at fair value at June 30, 2020. 3.1% of the Company’s taxable fixed maturity securities at fair value were comprised of U.S. government bonds, which were rated AAA at June 30, 2020. 2.3% of the Company’s taxable fixed maturity securities at fair value, representing 0.5% of its total fixed maturity securities portfolio at fair value, were rated below investment grade at June 30, 2020. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.

At June 30, 2020, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $645.4 million in common stocks, $28.7 million in non-redeemable preferred stocks, and $65.1 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 14.7% of total investments at fair value at June 30, 2020. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

	(Amounts in thousands, except average Beta)
Average Beta	1.07	0.83
Hypothetical reduction of 25% in the overall value of the stock market	$172,634	$121,671
Hypothetical reduction of 50% in the overall value of the stock market	$345,269	$243,342

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
The fixed maturity securities portfolio, which represented 75.6% of total investments at June 30, 2020 at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 2.6 years and 3.2 years at June 30, 2020 and December 31, 2019, respectively.

If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at June 30, 2020 would decrease by $96.0 million and $191.9 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company's fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

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

The Company's operations may be subject to disruptions due to the occurrence of public health emergencies, such as the recent COVID-19 pandemic, or other similar unexpected events, some of which may be intensified by the effects of a government response to such an event. In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization and shortly thereafter, the President of the United States declared a National Emergency. While still evolving, the COVID-19 pandemic has caused significant economic and financial turmoil both in the United States and globally.

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

The COVID-19 pandemic has caused, and could continue to cause, substantial disruptions to the Company's employees, distribution channels involving a network of independent agents, and policyholders due to factors such as self-isolation, travel limitations, and business restrictions, among others, which could result in significant declines in its premiums. Although the Company has activated its Business Continuity Plan and most of its employees are able to work remotely, there can be no assurance that the Plan will adequately mitigate the risks of business disruptions and interruptions. In addition, the Company relies on various third party service providers for certain functions of its operations, including, but not limited to, technology support, legal services and office supplies. The Company's operations could be negatively impacted by disruptions at these service providers caused by the pandemic. The COVID-19 pandemic has caused, and could continue to cause, labor shortages in the automobile repair industry and disruptions to the automotive parts supply chain, resulting in delays in automobile repairs and/or higher repair costs, which could adversely impact the Company's results of operations. These effects, individually or in the aggregate, could adversely impact the Company's business, financial condition, operating results and cash flows, and such adverse impacts may be material.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities by an individual who may be considered an affiliated purchaser of the Company within the meaning of Rule 10b-18(a)(3) of the Exchange Act, in open market transactions during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share

April 1 to 30, 2020	N/A	N/A
May 1 to 31, 2020	728,485	$36.67
June 1 to 30, 2020	N/A	N/A
Total	728,485	$36.67

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Share Repurchases

On July 31, 2020, the Company’s Board of Directors authorized the repurchase over a one-year period of up to $200 million of the Company’s Common Stock. The purchases may be made from time to time in the open market at the discretion of management at a price approved by the Board of Directors prior to the purchase. The Company may use its own funds, borrowings against a bank credit facility, and dividends received from the Insurance Companies to fund the share repurchases.

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

MERCURY GENERAL CORPORATION

Date: August 4, 2020	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: August 4, 2020	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer