Form 10-Q
period 2020-09-30
MERCURY GENERAL CORP
filed 2020-11-03
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At October 29, 2020, the registrant had issued and outstanding an aggregate of 55,357,691 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $3,344,014; $2,973,276)	$3,485,363	$3,093,275
Equity securities (cost $769,821; $648,282)	809,591	724,751
Short-term investments (cost $253,785; $494,060)	253,842	494,135
Total investments	4,548,796	4,312,161
Cash	322,129	294,398
Receivables:
Premiums	631,091	606,316
Allowance for credit losses on premiums receivable	(10,000)	(1,445)
Premiums receivable, net of allowance for credit losses	621,091	604,871
Accrued investment income	43,356	40,107
Other	10,014	6,464
Total receivables	674,461	651,442
Reinsurance recoverables	41,432	78,774
Allowance for credit losses on reinsurance recoverables	(58)	—
Reinsurance recoverables, net of allowance for credit losses	41,374	78,774
Deferred policy acquisition costs	251,462	233,166
Fixed assets (net of accumulated depreciation $280,032; $312,060)	174,924	168,986
Operating lease right-of-use assets	41,075	44,909
Current income taxes	—	7,642
Goodwill	42,796	42,796
Other intangible assets, net	9,939	10,636
Other assets	38,832	44,247
Total assets	$6,145,788	$5,889,157
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$1,941,986	$1,921,255
Unearned premiums	1,432,549	1,355,547
Notes payable	372,432	372,133
Accounts payable and accrued expenses	180,312	143,318
Operating lease liabilities	44,558	47,996
Current income taxes	6,401	—
Deferred income taxes	19,996	27,964
Other liabilities	246,722	221,442
Total liabilities	4,244,956	4,089,655
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,358; 55,358	98,934	98,828
Retained earnings	1,801,898	1,700,674
Total shareholders’ equity	1,900,832	1,799,502
Total liabilities and shareholders’ equity	$6,145,788	$5,889,157

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Net premiums earned	$899,304	$915,012	$2,633,775	$2,674,034
Net investment income	32,140	36,356	100,801	105,562
Net realized investment gains (losses)	64,436	33,324	(28,458)	197,726
Other	2,894	2,603	6,810	7,203
Total revenues	998,774	987,295	2,712,928	2,984,525
Expenses:
Losses and loss adjustment expenses	618,657	680,928	1,765,627	1,967,921
Policy acquisition costs	157,365	150,929	463,604	447,971
Other operating expenses	71,859	70,341	219,519	206,250
Interest	4,262	4,257	12,786	12,779
Total expenses	852,143	906,455	2,461,536	2,634,921
Income before income taxes	146,631	80,840	251,392	349,604
Income tax expense	27,774	11,558	43,528	61,205
Net income	$118,857	$69,282	$207,864	$288,399
Net income per share:
Basic	$2.15	$1.25	$3.75	$5.21
Diluted	$2.15	$1.25	$3.75	$5.21
Weighted average shares outstanding:
Basic	55,358	55,355	55,358	55,349
Diluted	55,358	55,366	55,358	55,360

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock, beginning of period	$98,898	$98,647	$98,828	$98,026
Proceeds from stock options exercised	—	—	—	591
Share-based compensation expense	36	36	106	88
Withholding tax on stock options exercised	—	—	—	(22)
Common stock, end of period	98,934	98,683	98,934	98,683
Retained earnings, beginning of period	1,717,917	1,669,315	1,700,674	1,519,658
Cumulative effect of adopting ASU 2016-13 (Note1)	—	—	(2,014)	—
Retained earnings, beginning of period, as adjusted	1,717,917	1,669,315	1,698,660	1,519,658
Net income	118,857	69,282	207,864	288,399
Dividends paid to shareholders	(34,876)	(34,736)	(104,626)	(104,196)
Retained earnings, end of period	1,801,898	1,703,861	1,801,898	1,703,861
Total shareholders’ equity, end of period	$1,900,832	$1,802,544	$1,900,832	$1,802,544

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$207,864	$288,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,617	47,412
Net realized investment losses (gains)	28,458	(197,726)
Increase in premiums receivable	(18,075)	(74,797)
Decrease in reinsurance recoverables	37,241	117,640
Changes in current and deferred income taxes	6,075	60,026
Increase in deferred policy acquisition costs	(18,296)	(22,563)
Increase in loss and loss adjustment expense reserves	20,731	25,799
Increase in unearned premiums	77,002	147,784
Increase in accounts payable and accrued expenses	38,879	40,764
Share-based compensation	106	88
Other, net	12,650	(19,233)
Net cash provided by operating activities	443,252	413,593
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(686,541)	(384,991)
Sales	127,336	55,882
Calls or maturities	154,180	258,810
Equity securities available for sale in nature:
Purchases	(1,001,624)	(852,903)
Sales	849,964	805,752
Calls	3,880	—
Changes in securities payable and receivable	11,923	3,771
Decrease (increase) in short-term investments	240,673	(168,378)
Purchases of fixed assets	(29,764)	(31,824)
Other, net	19,078	4,972
Net cash used in investing activities	(310,895)	(308,909)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(104,626)	(104,196)
Proceeds from stock options exercised	—	591
Net cash used in financing activities	(104,626)	(103,605)
Net increase in cash	27,731	1,079
Cash:
Beginning of the year	294,398	314,291
End of period	$322,129	$315,370
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$16,573	$16,567
Income taxes paid, net	$37,453	$1,178

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation

The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at September 30, 2020 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for more complete descriptions and discussions. Operating results and cash flows for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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
Earnings per Share

Potentially dilutive securities representing approximately 68,000 shares of common stock were excluded from the computation of diluted income per common share for each of the three and nine months ended September 30, 2020, because their effect would have been anti-dilutive. There were no potentially dilutive securities with anti-dilutive effect for the three and nine months ended September 30, 2019.
Dividends per Share

The Company declared and paid a dividend per share of $0.6300 and $0.6275 during the three months ended September 30, 2020 and 2019, respectively, and dividends per share of $1.8900 and $1.8825 during the nine months ended September 30, 2020 and 2019, respectively.
Deferred Policy Acquisition Costs

Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The

Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $157.4 million and $150.9 million for the three months ended September 30, 2020 and 2019, respectively, and $463.6 million and $448.0 million for the nine months ended September 30, 2020 and 2019, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $10.8 million and $12.5 million for the three months ended September 30, 2020 and 2019, respectively, and $31.7 million and $36.1 million for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company is party to a Catastrophe Reinsurance Treaty (the "Treaty") covering a wide range of perils that is effective through June 30, 2021. The Treaty provides $717 million of coverage on a per occurrence basis after covered catastrophe losses exceed the $40 million Company retention limit. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies, such as homeowners, but does cover losses from fires following an earthquake. The Treaty provides for one full reinstatement of coverage limits with a minor exception at the top coverage layer, and includes some additional minor territorial and coverage restrictions.

The Company recognized ceded premiums earned of approximately $15 million and $13 million for the three months ended September 30, 2020 and 2019, respectively, and $41 million and $44 million for the nine months ended September 30, 2020 and 2019, respectively, which are included in net premiums earned in its consolidated statements of operations. The Company recognized ceded losses and loss adjustment expenses of approximately $(7) million and $1 million for the three months ended September 30, 2020 and 2019, respectively, and $(23) million and $(51) million for the nine months ended September 30, 2020 and 2019, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The negative ceded losses and loss adjustment expenses for the three and nine months ended September 30, 2020 were due to the reimbursements from Pacific Gas and Electric Corporation ("PG&E") Subrogation Trust Fund to the Company for certain claims paid to its policyholders related to wildfires in the recent past years, in accordance with PG&E's Plan of Reorganization approved by the United States Bankruptcy Court. These loss recoveries from PG&E were ceded to the Company's reinsurers as the original losses had previously been ceded to its reinsurers under the Treaty. The large negative ceded losses and loss adjustment expenses for the nine months ended September 30, 2019 resulted from the re-estimation of the catastrophe loss reserves, including estimated subrogation, on the 2018 Camp and Woolsey Fires and the 2017 Southern California wildfires, which had previously been ceded to reinsurers under the Treaty, in conjunction with the sale of the Company's subrogation rights during the first quarter of 2019. The re-estimation primarily benefited the Company's reinsurers. See Note 10. Loss and Loss Adjustment Expense Reserves for additional information.

The Company's insurance subsidiaries, as primary insurers, are required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.
Revenue from Contracts with Customers (Topic 606)

The Company's revenue from contracts with customers is commission income earned from third-party insurers by its 100% owned insurance agencies, which amounted to approximately $4.5 million and $4.2 million, with related expenses of $2.8 million and $2.5 million, for the three months ended September 30, 2020 and 2019, respectively, and $13.7 million and $12.5 million, with related expenses of $9.0 million and $7.8 million, for the nine months ended September 30, 2020 and 2019, respectively. All of the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting (see Note 13. Segment Information).
As of September 30, 2020 and December 31, 2019, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

Capitalized Implementation Costs for Cloud Computing Arrangements

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2018-15, "Intangibles - Goodwill and

Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," on a prospective basis, which provides guidance that requires capitalizing and amortizing certain of the implementation costs. The majority of the Company's cloud computing arrangements relate to service contracts with third parties that host the Company's data and computing infrastructure that are used in providing services to and supporting transactions with its existing or potential policyholders and insurance agents.

The balance of capitalized implementation costs for cloud computing arrangements, net of accumulated amortization, was $5.2 million and $4.4 million at September 30, 2020 and December 31, 2019, respectively, which is included in other assets in the Company's consolidated balance sheets. The accumulated amortization was $1.5 million and $0.3 million at September 30, 2020 and December 31, 2019, respectively. The amortization expense related to the capitalized implementation costs was $0.6 million and $1.2 million for the three and nine months ended September 30, 2020, respectively, which is included in other operating expenses in the Company's consolidated statements of operations. The Company had no amortization expenses for the three and nine months ended September 30, 2019.

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

Evaluating the current trends or economic conditions that impact the Company's ability to collect premiums receivable and projecting those into the remaining life of premiums receivable in order to develop a reasonable and supportable forecast of the ultimate collectibility involve significant judgment and assumptions about future economic conditions. The Company believes that the sustained high unemployment rate resulting from the outbreak of a novel strain of coronavirus (“COVID-19”) will lead to significant uncollectible amounts over the life of the premiums receivable balances outstanding at September 30, 2020. In addition, the Company has been offering payment grace periods upon request from customers, which adds an element of uncertainty to the collectibility. Actual uncollectible amounts could be considerably more or less than the estimate. If future economic conditions, including the severity of job losses in the states in which the Company operates, were to be much worse than expected, the actual uncollectible amounts could be significantly greater than the allowance for credit losses on premiums receivable. The Company monitors the overall credit risk of premiums receivable by regularly reviewing macroeconomic indicators such as unemployment and interest rates, regulatory developments such as restrictions on cancellation of policies for nonpayment of premiums, and insurance policy specific indicators such as trends in policy cancellations and premium due date extensions granted to its insureds.

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Amounts in thousands)
Beginning balance	$10,000	$1,199	$1,445	$1,458
Cumulative effect of adopting ASU 2016-13 for premiums receivable	—	—	1,855	—
Beginning balance, as adjusted	10,000	1,199	3,300	1,458
Provision during the period for expected credit losses	559	1,506	9,448	4,421
Write-off amounts during the period	(735)	(1,660)	(3,279)	(5,231)
Recoveries during the period of amounts previously written off	176	268	531	665
Ending balance (1)	$10,000	$1,313	$10,000	$1,313
__________
(1) The allowance for credit losses on premiums receivable increased significantly in the first quarter of 2020 due to the adverse economic conditions following the outbreak of the COVID-19 pandemic, and remained high at September 30, 2020 based on the latest estimate of the uncollectible amount of premiums receivable.

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

Generally, the Company uses a default analysis to estimate uncollectible reinsurance recoverables. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral and any liabilities held by the Company subject to a right of offset, and future default factors used to estimate the probability that the reinsurer may be unable to meet its future obligations in full. The determination of the future default factor is based on a historical default factor published by a major rating agency applicable to the particular financial strength rating class. Application of future default factors also requires considerable judgment and assumptions, such as timing of loss payments and duration of the outstanding recoverable balances. Based on its past experiences with major catastrophes, the Company assumed that the majority of the reinsurance recoverable balances on unpaid losses outstanding at September 30, 2020 will be billed and collected or written off over the course of the next 5 years, and that the outstanding reinsurance recoverable balances on paid losses will be collected or written off within a year.

AM Best's Financial Strength Ratings of the Company's reinsurers ranged between B++ and A++ at September 30, 2020. While a ratings downgrade would result in an increase in provision for uncollectible reinsurance recoverables and a charge to earnings in that period, a downgrade in and of itself does not imply that the Company will be unable to collect all of the reinsurance recoverables from the reinsurers in question. To the extent the creditworthiness of the Company's reinsurers were to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the allowance for uncollectible reinsurance recoverables. The Company monitors credit risk by reviewing the credit ratings of its reinsurers, adequacy of letters of credit, and broader industry risks such as catastrophes impacting our reinsurers.

The following table presents a summary of changes in allowance for credit losses on reinsurance recoverables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Amounts in thousands)
Beginning balance	$88	$—	$—	$—
Cumulative effect of adopting ASU 2016-13 for reinsurance recoverables	—	—	159	—
Beginning balance, as adjusted	88	—	159	—
Provision during the period for expected credit losses	(30)	—	(101)	—
Write-off amounts during the period	—	—	—	—
Recoveries during the period of amounts previously written off	—	—	—	—
Ending balance	$58	$—	$58	$—

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

As a general policy, the Company writes off the accrued interest receivable balance when it receives a default notice or when the scheduled interest payment is not received, unless management determines that the default is temporary considering all of the relevant information. The Company believes that for the majority of its investment securities, writing off the uncollectible interest receivable balance within a year from the due date is considered timely. In all cases, the Company writes off the accrued interest receivable immediately if management determines that it is not reasonably expected that the payment will be received. The Company did not have any cumulative-effect adjustment as a result of adopting Topic 326 for its accrued interest receivables. The Company's accrued interest receivable balances are included in accrued investment income receivables in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off during the three and nine months ended September 30, 2020 and 2019.

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

The following table presents the fair values of financial instruments:

	September 30, 2020	December 31, 2019

	(Amounts in thousands)
Assets
Investments	$4,548,796	$4,312,161
Note receivable	5,736	5,665
Liabilities
Options sold	1,356	77
Unsecured notes	406,144	394,279
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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at September 30, 2020 and December 31, 2019. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary of such VIEs. The Company's maximum exposure to loss with respect to these VIEs is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At September 30, 2020 and December 31, 2019, the Company had no outstanding unfunded commitments to these VIEs whereby the Company may be called by the VIEs during the commitment period to fund the purchase of new investments and the expenses of the VIEs.

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
Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at September 30, 2020 and December 31, 2019 was obtained from a third party pricing service.

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

The following table presents gains (losses) due to changes in fair value of investments and the note receivable that are measured at fair value pursuant to application of the fair value option:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Amounts in thousands)
Fixed maturity securities	$21,112	$22,403	$21,350	$110,559
Equity securities	37,734	1,928	(36,699)	66,976
Short-term investments	(20)	(326)	(18)	898
Total investments	$58,826	$24,005	$(15,367)	$178,433
Note receivable	39	18	71	96
Total gains (losses)	$58,865	$24,023	$(15,296)	$178,529

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
The Company obtained unadjusted fair values on 98.4% of its investment portfolio at fair value from an independent pricing service at September 30, 2020. For a private equity fund that was classified as Level 3 and included in equity securities at December 31, 2019, the Company obtained specific unadjusted broker quotes based on net fund value and, to a lesser extent, unobservable inputs from at least one knowledgeable outside security broker to determine the fair value. The fair value of the private equity fund was $1.2 million at December 31, 2019. The Company reclassified this fund from Level 3 to private equity funds measured at net asset value ("NAV") at March 31, 2020, due to the use of the practical expedient based on NAV in measuring the fair value of the fund.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $12.0 million and $18.9 million at fair value in commercial mortgage-backed securities at September 30, 2020 and December 31, 2019, respectively.

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
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity funds measured at net asset value is determined using NAV as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. The strategy of two of the three such funds with a fair value of approximately $71.4 million at September 30, 2020 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers, and equity interests in vehicles established to purchase and warehouse loans; the strategy of the other such fund with a fair value of approximately $1.2 million at September 30, 2020 is to achieve favorable long-term financial returns and measurable positive social and environmental returns by investing in privately held technology, healthcare, specialty consumer goods and service companies. The Company has made all of its capital contributions in these funds and had no outstanding unfunded commitments at September 30, 2020 with respect to the funds. The underlying assets of the funds are expected to be liquidated over the period of approximately one year to 10 years from September 30, 2020. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	September 30, 2020
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$24,233	$—	$—	$24,233
Municipal securities	—	2,773,691	—	2,773,691
Mortgage-backed securities	—	70,366	—	70,366
Corporate securities	—	251,138	—	251,138
Collateralized loan obligations	—	257,004	—	257,004
Other asset-backed securities	—	108,931	—	108,931
Total fixed maturity securities	24,233	3,461,130	—	3,485,363
Equity securities:
Common stock	705,359	—	—	705,359
Non-redeemable preferred stock	—	31,677	—	31,677
Private equity funds measured at net asset value (1)				72,555
Total equity securities	705,359	31,677	—	809,591
Short-term investments:
Short-term bonds	—	15,005	—	15,005
Money market instruments	238,837	—	—	238,837
Total short-term investments	238,837	15,005	—	253,842
Other assets:
Note receivable	—	5,736	—	5,736
Total assets at fair value	$968,429	$3,513,548	$—	$4,554,532
Liabilities
Other liabilities:
Options sold	$1,356	$—	$—	$1,356
Total liabilities at fair value	$1,356	$—	$—	$1,356

	December 31, 2019
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$22,637	$—	$—	$22,637
Municipal securities	—	2,554,208	—	2,554,208
Mortgage-backed securities	—	63,003	—	63,003
Corporate securities	—	235,565	—	235,565
Collateralized loan obligations	—	199,217	—	199,217
Other asset-backed securities	—	18,645	—	18,645
Total fixed maturity securities	22,637	3,070,638	—	3,093,275
Equity securities:
Common stock	586,367	—	—	586,367
Non-redeemable preferred stock	—	49,708	—	49,708
Private equity fund	—	—	1,203	1,203
Private equity funds measured at net asset value (1)				87,473
Total equity securities	586,367	49,708	1,203	724,751
Short-term investments:
Short-term bonds	2,822	30,080	—	32,902
Money market instruments	461,233	—	—	461,233
Total short-term investments	464,055	30,080	—	494,135
Other assets:
Note receivable	—	5,665	—	5,665
Total assets at fair value	$1,073,059	$3,156,091	$1,203	$4,317,826
Liabilities
Other liabilities:
Options sold	$77	$—	$—	$77
Total liabilities at fair value	$77	$—	$—	$77
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities:

	Private Equity Fund
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Amounts in thousands)
Beginning balance	$—	$1,206	$1,203	$1,445
Realized (losses) gains included in earnings	—	(2)	(1)	102
Settlements	—	—	—	(343)
Transfer out (1)	—	—	(1,202)	—
Ending balance	$—	$1,204	$—	$1,204
The amount of total (losses) gains for the period included in earnings attributable to assets still held at September 30	$—	$(2)	$—	$94
__________
(1) The private equity fund was reclassified from Level 3 to private equity funds measured at net asset value due to the use of the NAV practical expedient in measuring the fair value of the fund at March 31, 2020.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the nine months ended

September 30, 2020 and 2019. A private equity fund was reclassified from Level 3 to private equity funds measured at net asset value at March 31, 2020, as described above.

At September 30, 2020, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	September 30, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$372,432	$406,144	$—	$406,144	$—

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$372,133	$394,279	$—	$394,279	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at September 30, 2020 and December 31, 2019 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 11. Notes Payable for additional information on unsecured notes.

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

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Liability Derivatives
	September 30, 2020	December 31, 2019

	(Amount in thousands)
Options sold - Other liabilities	$1,356	$77
Total derivatives	$1,356	$77

	Gains (Losses) Recognized in Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Amounts in thousands)
Total return swap - Net realized investment gains (losses)	$—	$(376)	$—	$1,905
Options sold - Net realized investment gains (losses)	7,144	1,559	17,799	4,904
Total	$7,144	$1,183	$17,799	$6,809

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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2020 and 2019. No accumulated goodwill impairment losses exist. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and nine months ended September 30, 2020 and 2019. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 13. Segment Information for additional information on the reportable business segment).
Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of September 30, 2020:
Customer relationships	$53,213	$(52,534)	$679	11
Trade names	15,400	(7,540)	7,860	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$74,313	$(64,374)	$9,939

As of December 31, 2019:
Customer relationships	$53,213	$(52,319)	$894	11
Trade names	15,400	(7,058)	8,342	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$74,313	$(63,677)	$10,636

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and nine months ended September 30, 2020 and 2019.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $0.2 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively, and $0.7 million and $3.8 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table presents the estimated future amortization expense related to other intangible assets as of September 30, 2020:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2020	$226
2021	902
2022	878
2023	714
2024	686
Thereafter	5,133
Total	$8,539

8. Share-Based Compensation

In February 2015, the Company's Board of Directors adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock are authorized for issuance under the 2015 Plan upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted stock unit ("RSU") or deferred stock awards. As of September 30, 2020, the Company had 70,000 stock options granted that were exercised or outstanding, and 4,830,000 shares of common stock available for future grant under the 2015 Plan.

Share-based compensation expenses for all stock options granted or modified are based on their estimated grant-date fair values. These compensation costs are recognized on a straight-line basis over the requisite service period of the award. The Company estimates forfeitures expected to occur in determining the amount of compensation cost to be recognized in each period. As of September 30, 2020, all outstanding stock options have a term of ten years from the date of grant and become exercisable in four equal installments on the first through fourth anniversaries of the grant date. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

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
As of September 30, 2020, the Company had $0.2 million of unrecognized compensation expense related to stock options awarded under the 2015 Plan, which will be recognized ratably over the remaining vesting period of approximately 1.4 years.

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

In February 2019, based on certification by the Compensation Committee of the Company's Board of Directors of the results of the three-year performance period ended December 31, 2018, all of the outstanding RSUs granted in 2016 expired unvested because the Company did not meet the minimum three-year performance threshold. There were no RSUs outstanding at September 30, 2020.
No RSUs or stock options were awarded during the nine months ended September 30, 2020.
9. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

There was a $1,417,000 decrease to the total amount of unrecognized tax benefits related to tax uncertainties during the nine months ended September 30, 2020. The decrease was the result of the payment of the assessment related to a California Franchise Tax Board (“FTB”) audit for tax years 2014 through 2016.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2017 through 2019 for federal taxes, and 2011 through 2013 and 2017 through 2019 for California state taxes. For tax years 2014 through 2016, the Company received Notices of Proposed Assessments (“NPAs”) related to the Company’s California apportionment factor and paid the total assessment with interest to the FTB in the third quarter of 2020. For tax years 2011 through 2013, the Company received NPAs and submitted a formal protest to the FTB in 2018.

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

At September 30, 2020, the Company’s deferred income taxes were in a net liability position, which included a combination of ordinary and capital deferred tax expenses or benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

10. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Nine Months Ended September 30,
	2020	2019

	(Amounts in thousands)
Gross reserves, beginning of period	$1,921,255	$1,829,412
Reinsurance recoverables on unpaid losses, beginning of period	(76,100)	(180,859)
Cumulative effect of adopting ASU 2016-13 for reinsurance recoverables on unpaid losses (1)	149	—
Reinsurance recoverables on unpaid losses, beginning of period, as adjusted	(75,951)	(180,859)
Net reserves, beginning of period, as adjusted	1,845,304	1,648,553
Incurred losses and loss adjustment expenses related to:
Current year	1,740,116	1,957,598
Prior years	25,511	10,323
Total incurred losses and loss adjustment expenses	1,765,627	1,967,921
Loss and loss adjustment expense payments related to:
Current year	937,373	1,149,659
Prior years	786,180	715,451
Total payments	1,723,553	1,865,110
Net reserves, end of period	1,887,378	1,751,364
Reinsurance recoverables on unpaid losses, end of period	54,608	103,847
Gross reserves, end of period	$1,941,986	$1,855,211
__________
(1) See Note 1 for additional information on adoption of ASU 2016-13.

The increase in the provision for insured events of prior years during the nine months ended September 30, 2020 of $25.5 million was primarily attributable to higher than estimated losses and loss adjustment expenses in the homeowners and commercial automobile lines of insurance business, partially offset by favorable development in the California private passenger automobile line of insurance business. The increase in the provision for insured events of prior years during the nine months ended September 30, 2019 of $10.3 million was primarily attributable to higher than estimated defense and cost containment expenses in the California automobile line of insurance business, partially offset by favorable development in certain of the Company's other lines of insurance business.

For the nine months ended September 30, 2020 and 2019, the Company recorded catastrophe losses net of reinsurance of approximately $43 million and $17 million, respectively. Catastrophe losses due to the events that occurred during the nine months ended September 30, 2020 totaled approximately $48 million, with no reinsurance benefits used for these losses, resulting primarily from wildfires and windstorms in California and extreme weather events outside of California. These losses were partially offset by favorable development of approximately $5 million on prior years' catastrophe losses. Catastrophe losses due to the events that occurred during the nine months ended September 30, 2019 totaled approximately $20 million, with no reinsurance benefits used for these losses, resulting primarily from winter storms in California, a hurricane in Texas, and tornadoes and wind and hail storms in the Midwest. These losses were partially offset by favorable development of approximately $3 million on prior years' catastrophe losses.

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

11. Notes Payable

The following table presents information about the Company's notes payable:

	Lender	Interest Rate	Maturity Date	September 30, 2020	December 31, 2019

				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America and Wells Fargo Bank	LIBOR plus 112.5-162.5 basis points	March 29, 2022	—	—
Total principal amount				375,000	375,000
Less unamortized discount and debt issuance costs(3)				2,568	2,867
Total debt				$372,432	$372,133
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
(2)On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 16.5% at September 30, 2020, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of October 29, 2020, there have been no borrowings under this facility.
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
The following tables present the Company's operating results by reportable segment:

	Three Months Ended September 30,
	2020			2019
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$892.0	$7.3	$899.3	$907.9	$7.1	$915.0
Less:
Losses and loss adjustment expenses	614.9	3.8	618.7	677.3	3.6	680.9
Underwriting expenses	225.4	3.7	229.1	217.8	3.5	221.3
Underwriting gain (loss)	51.7	(0.2)	51.5	12.8	—	12.8
Investment income			32.1			36.4
Net realized investment gains			64.4			33.3
Other income			2.9			2.6
Interest expense			(4.3)			(4.3)
Pre-tax income			$146.6			$80.8
Net income			$118.9			$69.3

	Nine Months Ended September 30,
	2020			2019
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$2,612.2	$21.6	$2,633.8	$2,652.8	$21.2	$2,674.0
Less:
Losses and loss adjustment expenses	1,755.2	10.4	1,765.6	1,957.4	10.5	1,967.9
Underwriting expenses	672.2	10.9	683.1	643.8	10.4	654.2
Underwriting gain	184.8	0.3	185.1	51.6	0.3	51.9
Investment income			100.8			105.6
Net realized investment (losses) gains			(28.5)			197.7
Other income			6.8			7.2
Interest expense			(12.8)			(12.8)
Pre-tax income			$251.4			$349.6
Net income			$207.9			$288.4

The following tables present the Company’s net premiums earned and direct premiums written by reportable segment and line of insurance business:

	Three Months Ended September 30,
	2020			2019
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$653.0	$—	$653.0	$698.2	$—	$698.2
Homeowners	151.2	—	151.2	133.5	—	133.5
Commercial automobile	57.8	—	57.8	53.5	—	53.5
Other	30.0	7.3	37.3	22.7	7.1	29.8
Net premiums earned	$892.0	$7.3	$899.3	$907.9	$7.1	$915.0

Private passenger automobile	$667.4	$—	$667.4	$743.9	$—	$743.9
Homeowners	183.7	—	183.7	162.9	—	162.9
Commercial automobile	62.0	—	62.0	55.2	—	55.2
Other	35.9	8.0	43.9	25.8	9.2	35.0
Direct premiums written	$949.0	$8.0	$957.0	$987.8	$9.2	$997.0

	Nine Months Ended September 30,
	2020			2019
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$1,926.5	$—	$1,926.5	$2,055.1	$—	$2,055.1
Homeowners	437.3	—	437.3	376.7	—	376.7
Commercial automobile	164.1	—	164.1	154.5	—	154.5
Other	84.3	21.6	105.9	66.5	21.2	87.7
Net premiums earned	$2,612.2	$21.6	$2,633.8	$2,652.8	$21.2	$2,674.0

Private passenger automobile	$1,932.8	$—	$1,932.8	$2,146.8	$—	$2,146.8
Homeowners	511.9	—	511.9	452.8	—	452.8
Commercial automobile	179.5	—	179.5	165.4	—	165.4
Other	97.6	21.9	119.5	76.2	24.0	100.2
Direct premiums written	$2,721.8	$21.9	$2,743.7	$2,841.2	$24.0	$2,865.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Note on COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization (the "WHO"), and the outbreak has become increasingly widespread in the United States, including in the markets in which the Company operates. The pandemic has had a notable impact on general economic conditions, including, but not limited to, the temporary closures of many businesses, “shelter in place” and other governmental orders, and reduced consumer spending. The Company is following guidelines established by the Centers for Disease Control, the WHO and orders issued by the state and local governments in which the Company operates. The Company has taken a number of precautionary steps to safeguard its business and employees from COVID-19, including activating its Business Continuity Plan. Most of the Company's employees have been working remotely, with only certain operationally critical employees working on site at various locations. The Company is monitoring and assessing the impact of the COVID-19 pandemic daily, including recommendations and orders issued by federal, state and local governments. In September 2020, the Company extended its "work-from-home" policy for most of its employees to June 2021 based on the latest information on the pandemic's developments.

The Company’s automobile line of business began experiencing a significant decrease in loss frequency in mid to late March, and it remained lower than the historical levels throughout the second and third quarters of 2020, although it began to increase in June and throughout the third quarter of 2020 as more drivers returned to the road following the gradual reopening of businesses in California and other states. The reduction in auto loss frequency was primarily due to reduced driving resulting from the shelter-in-place orders issued by state and local governments. Due to the uncertainty regarding COVID-19, it is unclear how long auto loss frequency will remain at these lower levels. Conversely, the severity of accidents, for both bodily injury and the cost to repair vehicles, has increased primarily due to a higher percentage of high-speed serious accidents on less congested roads and freeways. The cost to repair vehicles may remain high due to supply chain and labor force issues. In addition, the Company's net premiums earned was negatively impacted as a result of premium refunds and credits voluntarily issued to policyholders by the Company, and also in compliance with the requests and directives from the California Insurance Commissioner (see C. Regulatory and Legal Matters below for additional details) and other insurance regulators in other states. COVID-19 is also impacting the ability of some of the Company’s policyholders to pay their insurance premiums, and the Company has granted limited grace periods to those needing financial assistance.

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

Due to disruptions in the equity and fixed maturity securities markets following the outbreak of the COVID-19 pandemic, the Company's investment portfolio substantially declined in value during the quarter ended March 31, 2020, which resulted in large net realized investment losses in its consolidated statements of operations due to the application of the fair value option for its investment portfolio (see Note 4. Fair Value Option of the Notes to its Consolidated Financial Statements). Such decline in the fair value of the Company's investment portfolio has substantially recovered during the second and third quarters of 2020. In March 2020, the Federal Open Market Committee (“FOMC”) unveiled a set of aggressive measures to cushion the economic impact of the global COVID-19 crisis, including, among others, cutting the federal funds rate by 100 basis points to a range of 0.00% to 0.25% and establishing a series of emergency credit facilities in an effort to support the flow of credit in the economy, easing liquidity pressure and calming market turmoil. While volatility in the financial markets remains elevated, overall market liquidity concerns have eased following the actions taken by the FOMC. The Company believes that it will continue to have sufficient liquidity to support its business operations during the COVID-19 crisis and beyond without the forced sale of investments, based on its existing cash and short-term investments, future cash flows from operations, and $50 million of undrawn credit in its revolving credit facility.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, a substantial tax-and-spending package intended to provide additional economic stimulus to address the financial impact of the COVID-19 pandemic. The CARES Act includes, among other items, cash payments to individuals as well as emergency grants and forgivable loans to small businesses, if they meet certain criteria. To the extent the Company's existing or potential policyholders, both individuals and businesses, and its independent agents are aided by such CARES Act programs, the negative impact of the pandemic on its results of operations due to the reduced premiums written or increased uncollectible premiums is mitigated. The Company continues to monitor the impact of the COVID-19 pandemic closely, as well as any effects that may further result from the CARES Act. The extent of the impact of the pandemic on the Company's business and financial results will depend largely on future developments, including the duration of the pandemic, its impact on capital and financial markets and the related impact on consumer confidence and spending, the success of efforts to contain it, and the impact of actions taken in response, all of which are highly uncertain and cannot be predicted. As the impact of the COVID-19 pandemic continues to evolve, additional impacts may arise of which the Company is not currently aware.

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
The following tables present direct premiums written, by state and line of insurance business, for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California (1)	$1,703,301	$439,287	$118,847	$107,648	$2,369,083	86.3%
Other states (2) (3)	229,554	72,571	60,621	11,824	374,570	13.7%
Total	$1,932,855	$511,858	$179,468	$119,472	$2,743,653	100.0%
	70.4%	18.7%	6.5%	4.4%	100.0%

	Nine Months Ended September 30, 2019
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$1,885,432	$393,536	$104,351	$89,662	$2,472,981	86.3%
Other states (3)	261,405	59,271	61,036	10,542	392,254	13.7%
Total	$2,146,837	$452,807	$165,387	$100,204	$2,865,235	100.0%
	74.9%	15.8%	5.8%	3.5%	100.0%
______________
(1) California private passenger automobile and commercial automobile direct premiums written were reduced by approximately $112 million and $6 million, respectively, due to premium refunds and credits under the "Mercury Giveback" program associated with reduced driving during the COVID-19 pandemic.
(2) Other states private passenger automobile and commercial automobile direct premiums written were reduced by approximately $9 million and $1 million, respectively, due to premium refunds and credits, as described above.
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

The following table presents a summary of recent and upcoming examinations:

State	Exam Type	Period Under Review	Status

CA	Premium Tax	2015 to 2018	Notice of examination was received in the third quarter of 2020.
TX	Premium and Maintenance Tax	2016 to 2019	The DOI commenced the audits in the third quarter of 2020.
CA	Market Conduct	2014	Final report of examination was adopted by the DOI on November 6, 2019.

During the course of and at the conclusion of the examinations, the examining DOI generally reports findings to the Company. On October 30, 2020, the Company received notice from the DOI that the market conduct examination report mentioned above was being reviewed for potential further action in connection with some of the findings in the report.

On April 13, 2020, the California Insurance Commissioner issued Bulletin 2020-3 ordering insurers to make an initial premium adjustment within 120 days from the date of the Bulletin 2020-3 to adversely impacted California policyholders for the months of March and April 2020. The Commissioner granted insurers flexibility in determining how to quickly and fairly process the premium refunds. On May 15, 2020, the California Insurance Commissioner issued Bulletin 2020-4 extending the directives in Bulletin 2020-3 through May 31, 2020. On June 25, 2020, the California Insurance Commissioner issued Bulletin 2020-8 extending the previous directives of Bulletin 2020-3 and Bulletin 2020-4 through June 30, 2020, as well as any months subsequent to June 2020 if the COVID-19 pandemic continues to result in projected loss exposures remaining overstated or misclassified. The total amount of premiums returned to the Company's policyholders through refunds or credits for March through September of 2020 is approximately $128 million. The Company's net premiums earned was reduced by approximately $21 million and $128 million for the three and nine months ended September 30, 2020, respectively, as a result of these premium refunds and credits.

In each of February and July 2020, the California DOI approved a 6.99% rate increase on the California homeowners line of insurance business, which represented approximately 14% of the Company's total net premiums earned for the nine months ended September 30, 2020. The Company implemented the February rate increase in April 2020 and the July rate increase in October 2020.

In July 2019, the governor of California signed a bill that created a $21 billion fund (the "California Wildfire Fund") to help then bankrupt PG&E and the state's other investor-owned utility companies cover liabilities arising from future wildfires caused by their equipment. The bill requires investor-owned utility companies to put up half of the money in the California Wildfire Fund. The other half comes from surcharges paid by ratepayers across the state. In order to access the California Wildfire Fund, PG&E had to emerge from its bankruptcy proceedings by June 30, 2020. On July 1, 2020, PG&E made an announcement that it emerged out of bankruptcy and made an initial deposit of approximately $5 billion to the California Wildfire Fund. It is expected that the Company and other insurers will be reimbursed for some portion of the claims paid for its policyholders if it is determined that a wildfire is caused by equipment failure. The announcement also confirmed that PG&E has funded the Subrogation Trust Fund with $11 billion, which was set up to reimburse insurance companies and other entities that paid claims by individuals and businesses related to wildfires in the recent past years. The Company received approximately $23 million, net of fees, in the third quarter of 2020 from the Subrogation Trust Fund. However, the subrogation recovery recognized was for losses and loss adjustment expenses previously ceded to the Company’s reinsurers, and therefore the recovery did not reduce losses and loss adjustment expenses net of reinsurance. The benefit to the Company, net of reinsurance and before taxes, was approximately $3 million, representing a reduction to reinstatement premiums previously recognized.

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
At September 30, 2020 and December 31, 2019, the Company recorded its point estimate of approximately $1.94 billion and $1.92 billion ($1.89 billion and $1.85 billion, net of reinsurance), respectively, in loss reserves, which included approximately $858.7 million and $846.7 million ($838.6 million and $829.2 million, net of reinsurance), respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to September 30, 2020 and December 31, 2019, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

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
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. At September 30, 2020, 98.4% of the fair value of these financial instruments is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment. The Company’s fixed maturity and equity securities are classified as “trading” and carried at fair value as required when applying the fair value option, with changes in fair value reflected in net realized investment gains or losses in the consolidated statements of operations. The majority of equity holdings, including non-redeemable preferred stocks, are actively traded on national exchanges or trading markets, and are valued at the last transaction price on the balance sheet date.
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

Income Taxes

At September 30, 2020, the Company’s deferred income taxes were in a net liability position mainly due to deferred tax liabilities generated by unrealized gains on securities held. These deferred tax liabilities were substantially offset by deferred tax assets resulting from unearned premiums, loss reserve discounting, and expense accruals. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
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

The Company’s effective income tax rate can be affected by several factors. These generally include large changes in fully taxable income including net realized investment gains or losses, tax-exempt investment income, non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. Tax-exempt investment income of approximately $59 million coupled with pre-tax income of approximately $251 million resulted in an effective tax rate of 17.3%, below the statutory tax rate of 21%, for the nine months ended September 30, 2020, and tax-exempt investment income of approximately $63 million coupled with pre-tax income of approximately $350 million resulted in an effective tax rate of 17.5% for the same period in 2019.

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues

Net premiums earned and net premiums written for the three months ended September 30, 2020 decreased 1.7% and 4.1%, respectively, from the corresponding period in 2019. The Company's net premiums earned and written for the third quarter of 2020 were each reduced by approximately $21 million due to premium refunds and credits to its eligible policyholders associated with the "Mercury Giveback" program for reduced driving and business activities following the outbreak of the COVID-19 pandemic. The decrease in net premiums earned and net premiums written was primarily due to these premium refunds and credits and to a decline in the number of private passenger automobile policies written in California, partially offset by higher average premiums per policy arising from rate increases in the California homeowners line of insurance business and growth in the number of homeowners policies written in California.

Net premiums earned included ceded premiums earned of $15.2 million and $13.3 million for the three months ended September 30, 2020 and 2019, respectively. Net premiums written included ceded premiums written of $14.2 million and $14.3 million for the three months ended September 30, 2020 and 2019, respectively. The increase in ceded premiums earned for the three months ended September 30, 2020 compared to the same period in 2019 resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

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

The following is a reconciliation of net premiums earned to net premiums written:

	Three Months Ended September 30,
	2020	2019

	(Amounts in thousands)
Net premiums earned	$899,304	$915,012
Change in net unearned premiums	43,584	68,044
Net premiums written	$942,888	$983,056

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended September 30,
	2020	2019

Loss ratio	68.8%	74.4%
Expense ratio	25.5%	24.2%
Combined ratio	94.3%	98.6%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The decrease in the loss ratio was primarily due to a significant decrease in loss frequency in the private passenger automobile line of insurance business stemming from the substantial decrease in overall driving following the "stay-at-home" orders issued in response to the COVID-19 pandemic in the states where the Company operates, partially offset by premium refunds and credits under the "Mercury Giveback" program as described above, an increase in loss severity in the private passenger automobile line of insurance business, and higher losses in the homeowners line of insurance business.

The loss ratio was affected by favorable development of approximately $2 million and $1 million on prior accident years' loss and loss adjustment expense reserves for the third quarter of 2020 and 2019, respectively. In addition, the 2020 loss ratio was negatively impacted by approximately $30 million of catastrophe losses, excluding favorable development of approximately $1 million on prior years' catastrophe losses, primarily due to wildfires in California and storms in the Eastern Seaboard and Midwest. The 2019 loss ratio was negatively impacted by approximately $3 million of catastrophe losses, primarily due to a hurricane in Texas.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for the three months ended September 30, 2020 increased compared to the same period in 2019, largely due to premium refunds and credits as described above, without a corresponding decrease in policy acquisition costs and other operating expenses. The Company did not recoup commissions from its agents on the premiums returned to its eligible policyholders under the "Mercury Giveback" program.
Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax expense was $27.8 million and $11.6 million for the three months ended September 30, 2020 and 2019, respectively. The increase in income tax expense was primarily due to a $66 million increase in total pre-tax income. Tax-exempt investment income, a component of total pre-tax income, remained relatively steady with the same period in 2019.

Investments

The following table presents the investment results of the Company:

	Three Months Ended September 30,
	2020	2019

	(Dollars in thousands)
Average invested assets at cost (1)	$4,328,804	$4,048,498
Net investment income (2)
Before income taxes	$32,140	$36,356
After income taxes	$28,789	$32,186
Average annual yield on investments (2)
Before income taxes	3.0%	3.6%
After income taxes	2.7%	3.2%
Net realized investment gains	$64,436	$33,324
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2) Lower net investment income before and after income taxes for the three months ended September 30, 2020 compared to the corresponding period in 2019 resulted largely from a lower average yield on investments, partially offset by higher average invested assets. Average annual yield on investments before and after income taxes for the three months ended September 30, 2020 decreased compared to the corresponding period in 2019, primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher with lower yielding investments, as a result of decreasing market interest rates.

The following tables present the components of net realized investment gains (losses) included in net income:

	Three Months Ended September 30, 2020
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$225	$21,112	$21,337
Equity securities (1)(3)	(1,767)	37,734	35,967
Short-term investments (1)	(31)	(20)	(51)
Note receivable (1)	—	39	39
Options sold	7,638	(494)	7,144
Total	$6,065	$58,371	$64,436

	Three Months Ended September 30, 2019
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(15)	$22,403	$22,388
Equity securities (1)(3)	8,414	1,928	10,342
Short-term investments (1)	(281)	(326)	(607)
Note receivable (1)	—	18	18
Total return swaps	(931)	555	(376)
Options sold	1,525	34	1,559
Total	$8,712	$24,612	$33,324
__________
(1)The changes in fair value of the investment portfolio and note receivable resulted from application of the fair value option.
(2)The increase in fair value of fixed maturity securities for the third quarter of 2020 primarily resulted from the continuing improvement in fixed maturity securities markets in the third quarter of 2020, following the overall market disruptions and dislocations in the first quarter of 2020 attributable to the outbreak of the COVID-19 pandemic. The increase in fair value of fixed maturity securities for the third quarter of 2019 was primarily due to decreases in market interest rates.
(3)The primary cause for the increase in fair value of equity securities for the third quarter of 2020 was the continuing improvement in equity markets in the third quarter of 2020, following the overall market disruptions and dislocations in the first quarter of 2020 attributable to the outbreak of the COVID-19 pandemic. The primary cause for the increase in fair value of equity securities for the third quarter of 2019 was the overall improvement in equity markets.

Net Income

	Three Months Ended September 30,
	2020	2019

	(Amounts in thousands, except per share data)
Net income	$118,857	$69,282
Basic average shares outstanding	55,358	55,355
Diluted average shares outstanding	55,358	55,366
Basic Per Share Data:
Net income	$2.15	$1.25
Net realized investment gains, net of tax	$0.92	$0.47
Diluted Per Share Data:
Net income	$2.15	$1.25
Net realized investment gains, net of tax	$0.92	$0.47

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues

Net premiums earned and net premiums written for the nine months ended September 30, 2020 decreased 1.5% and 4.2%, respectively, from the corresponding period in 2019. The Company's net premiums earned and written for the nine months ended September 30, 2020 were each reduced by approximately $128 million due to premium refunds and credits to its eligible policyholders associated with the "Mercury Giveback" program for reduced driving and business activities following the outbreak of the COVID-19 pandemic. The decrease in net premiums earned and net premiums written was primarily due to these premium refunds and credits and to a decline in the number of private passenger automobile policies written in California, partially offset by higher average premiums per policy arising from rate increases in the California homeowners line of insurance business and growth in the number of homeowners policies written in California.

Net premiums earned included ceded premiums earned of $40.8 million and $44.1 million for the nine months ended September 30, 2020 and 2019, respectively. Net premiums written included ceded premiums written of $35.6 million and $30.4 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in ceded premiums earned for the nine months ended September 30, 2020 compared to the same period in 2019 resulted mostly from ceded reinstatement premiums earned during the first half of 2019 related to the California wildfires in the second half of 2018, partially offset by an increase in ceded premiums earned resulting from higher reinsurance coverage and rates and growth in the covered book of business. The increase in ceded premiums written for the nine months ended September 30, 2020 compared to the same period in 2019 resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

The following is a reconciliation of net premiums earned to net premiums written:

	Nine Months Ended September 30,
	2020	2019

	(Amounts in thousands)
Net premiums earned	$2,633,775	$2,674,034
Change in net unearned premiums	82,241	161,549
Net premiums written	$2,716,016	$2,835,583

Expenses

The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Nine Months Ended September 30,
	2020	2019

Loss ratio	67.0%	73.6%
Expense ratio	25.9%	24.5%
Combined ratio (1)	93.0%	98.1%
__________
(1)Combined ratio for the nine months ended September 30, 2020 does not sum due to rounding.

The loss ratio was affected by unfavorable development of approximately $26 million and $10 million on prior accident years' loss and loss adjustment expense reserves for the nine months ended September 30, 2020 and 2019, respectively. The unfavorable development for the nine months ended September 30, 2020 was primarily attributable to higher than estimated losses and loss adjustment expenses in the homeowners and commercial automobile lines of insurance business, partially offset by favorable development in the California private passenger automobile line of insurance business. The majority of the unfavorable development for the nine months ended September 30, 2019 was attributable to higher than estimated defense and cost containment expenses in the California automobile line of insurance business, partially offset by favorable development in certain of the Company's other lines of insurance business.

In addition, the 2020 loss ratio was negatively impacted by approximately $48 million of catastrophe losses, excluding favorable development of approximately $5 million on prior years' catastrophe losses, primarily due to wildfires and windstorms in California and extreme weather events outside of California. The 2019 loss ratio was also negatively impacted by approximately $20 million of catastrophe losses, excluding favorable development of approximately $3 million on prior years' catastrophe losses, primarily due to winter storms in California, a hurricane in Texas, and tornadoes and wind and hail storms in the Midwest.

Excluding the effect of estimated prior accident years' loss development and catastrophe losses, the loss ratio was 64.3% and 72.5% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in the loss ratio was primarily due to a significant decrease in loss frequency in the private passenger automobile line of insurance business stemming from the substantial decrease in overall driving following the "stay-at-home" orders issued in response to the COVID-19 pandemic in the states where the Company operates, partially offset by premium refunds and credits under the "Mercury Giveback" program as described above, an increase in loss severity in the private passenger automobile line of insurance business, and higher losses in the homeowners line of insurance business.
The expense ratio for the nine months ended September 30, 2020 increased compared to the same period in 2019, largely due to premium refunds and credits as described above, without a corresponding decrease in policy acquisition costs and other operating expenses. The Company did not recoup commissions from its agents on the premiums returned to its eligible policyholders under the "Mercury Giveback" program. In addition, an increase in allowance for credit losses on premiums receivable in the first quarter of 2020, reflecting heightened credit risk for certain of the Company's policyholders as a result of the economic downturn caused by the COVID-19 pandemic, contributed to an increase in the expense ratio.
Income tax expense was $43.5 million and $61.2 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in income tax expense was primarily due to a $98 million decrease in total pre-tax income. Tax-exempt investment income, a component of total pre-tax income, remained relatively steady with the same period in 2019.

Investments

The following table presents the investment results of the Company:

	Nine Months Ended September 30,
	2020	2019

	(Dollars in thousands)
Average invested assets at cost (1)	$4,256,759	$3,976,582
Net investment income (2)
Before income taxes	$100,801	$105,562
After income taxes	$89,757	$93,844
Average annual yield on investments (2)
Before income taxes	3.2%	3.5%
After income taxes	2.8%	3.2%
Net realized investment (losses) gains	$(28,458)	$197,726
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2) Lower net investment income before and after income taxes for the nine months ended September 30, 2020 compared to the corresponding period in 2019 resulted largely from a lower average yield on investments, partially offset by higher average invested assets. Average annual yield on investments before and after income taxes for the nine months ended September 30, 2020 decreased compared to the corresponding period in 2019, primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher with lower yielding investments, as a result of decreasing market interest rates.

The following tables present the components of net realized investment gains (losses) included in net income:

	Nine Months Ended September 30, 2020
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(2,442)	$21,350	$18,908
Equity securities (1)(3)	(26,240)	(36,699)	(62,939)
Short-term investments (1)	(2,279)	(18)	(2,297)
Note receivable (1)	—	71	71
Options sold	17,812	(13)	17,799
Total	$(13,149)	$(15,309)	$(28,458)

	Nine Months Ended September 30, 2019
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(14)	$110,559	$110,545
Equity securities (1)(3)	14,354	66,976	81,330
Short-term investments (1)	(1,952)	898	(1,054)
Note receivable (1)	—	96	96
Total return swaps	(1,779)	3,684	1,905
Options sold	4,883	21	4,904
Total	$15,492	$182,234	$197,726
__________
(1)The changes in fair value of the investment portfolio and note receivable resulted from application of the fair value option.
(2)The increase in fair value of fixed maturity securities for the nine months ended September 30, 2020 primarily resulted from the overall improvement in fixed maturity securities markets in the second and third quarters of 2020, following the overall market disruptions and dislocations in the first quarter of 2020 attributable to the outbreak of the COVID-19 pandemic. The increase in fair value of fixed maturity securities for the nine months ended September 30, 2019 was primarily due to decreases in market interest rates.
(3)The primary cause for the decrease in fair value of equity securities for the nine months ended September 30, 2020 was the overall market disruptions and dislocations in the first quarter of 2020 following the outbreak of the COVID-19 pandemic. Such decline in fair value of equity securities has significantly recovered in the second and third quarters of 2020. The primary cause for the increase in fair value of equity securities for the nine months ended September 30, 2019 was the overall improvement in equity markets.

Net Income

	Nine Months Ended September 30,
	2020	2019

	(Amounts in thousands, except per share data)
Net income	$207,864	$288,399
Basic average shares outstanding	55,358	55,349
Diluted average shares outstanding	55,358	55,360
Basic Per Share Data:
Net income	$3.75	$5.21
Net realized investment (losses) gains, net of tax	$(0.41)	$2.82
Diluted Per Share Data:
Net income	$3.75	$5.21
Net realized investment (losses) gains, net of tax	$(0.41)	$2.82

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $576.0 million at September 30, 2020 as well as $50 million of credit available on a $50 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the nine months ended September 30, 2020 was $443.3 million, an increase of $29.7 million compared to the corresponding period in 2019. The increase was primarily due to a decrease in payments for losses and loss adjustment expenses, mostly offset by a decrease in collections from reinsurers on reinsurance recoverables, a decrease in premium collections, and an increase in payments for income taxes. The Company utilized the cash provided by operating activities during the nine months ended September 30, 2020 primarily for the net purchases of investment securities and payment of dividends to its shareholders.

The following table presents the estimated fair value of fixed maturity securities at September 30, 2020 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$200,220
Due after one year through two years	391,050
Due after two years through three years	191,334
Due after three years through four years	78,030
Due after four years through five years	56,297
Total due within five years	$916,931

B. Reinsurance
For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake.

The Company is party to a Catastrophe Reinsurance Treaty (the "Treaty") covering a wide range of perils that is effective through June 30, 2021. For the 12 months ending June 30, 2021, the Treaty provides $717 million of coverage on a per occurrence basis after covered catastrophe losses exceed the $40 million Company retention limit. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies such as homeowners, but does cover losses from fires following an earthquake. The Treaty includes additional territorial and coverage restrictions as noted in the table below.

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

Treaty	Annual Premium	Reinstatement Premium (1)	Total Combined Premium (1)

	(Amounts in millions)
For the 12 months ending June 30, 2021	$50	$—	$50
For the 12 months ended June 30, 2020	$38	$—	$38
__________
(1) The reinstatement premium and the total combined premium for the treaty period ending June 30, 2021 are projected amounts to be paid based on the assumption that there will be no reinstatements occurring during this treaty period. The reinstatement premium for the treaty period ended June 30, 2020 is zero, as there were no actual reinstatement premiums paid.

The catastrophe events that occurred in 2020 caused approximately $48 million in losses to the Company, including a series of wildfires in California during the third quarter of 2020, with no reinsurance benefits used under the Treaty for these losses as none of the 2020 catastrophe events resulted in losses in excess of the Company’s per-occurrence retention limit under the Treaty of $40 million for each of the 12 months ended June 30, 2020 and 2021.

The catastrophe events that occurred in 2019 caused approximately $54 million in losses to the Company, including a series of wildfires in California during the fourth quarter of 2019. However, no reinsurance benefits were available to the Company under the Treaty for these catastrophe losses, as none of the 2019 catastrophe events resulted in losses in excess of the Company’s per-occurrence retention limit under the Treaty of $10 million for the 12 months ended June 30, 2019 and $40 million for the 12 months ended June 30, 2020.

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
The following table presents the composition of the total investment portfolio of the Company at September 30, 2020:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$24,083	$24,233
Municipal securities	2,633,074	2,773,691
Mortgage-backed securities	68,689	70,366
Corporate securities	250,292	251,138
Collateralized loan obligations	258,133	257,004
Other asset-backed securities	109,743	108,931
	3,344,014	3,485,363
Equity securities:
Common stock	638,066	705,359
Non-redeemable preferred stock	31,429	31,677
Private equity funds measured at net asset value (2)	100,326	72,555
	769,821	809,591
Short-term investments	253,785	253,842
Total investments	$4,367,620	$4,548,796
______________
(1)    Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.
(2)    The fair value is measured using the NAV practical expedient. See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.
At September 30, 2020, 56.9% of the Company’s total investment portfolio at fair value and 74.3% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At September 30, 2020, 94.1% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.

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
The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	September 30, 2020	December 31, 2019

	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	11.9	13.9
including short-term investments	11.1	12.0
Call-adjusted average maturity:
excluding short-term investments	4.2	4.6
including short-term investments	3.9	4.0
Modified duration reflecting anticipated early calls:
excluding short-term investments	3.4	3.7
including short-term investments	3.2	3.2
Short-Term Investments	—	—

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at September 30, 2020, consistent with the average rating at December 31, 2019. The Company's municipal bond holdings of which 93.4% were tax exempt, represented 74.3% of its fixed maturity securities portfolio at September 30, 2020, at fair value, and are broadly diversified geographically. See Part I-Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and credit quality ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At September 30, 2020, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $18.9 million and $45.3 million, respectively, at fair value, and represented 0.5% and 1.3%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2019, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $19.2 million and $37.8 million, respectively, at fair value, and represented 0.6% and 1.2%, respectively, of total fixed maturity securities.
The overall credit ratings for the Company’s fixed maturity securities portfolio were relatively stable during the nine months ended September 30, 2020, with 94.4% of fixed maturity securities at fair value experiencing no change in their overall rating. 1.6% and 4.0% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the nine months ended September 30, 2020.
The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	September 30, 2020
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds:
Treasuries	$24,233	$—	$—	$—	$—	$24,233
Total	24,233	—	—	—	—	24,233
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	37,551	176,627	110,226	52,884	3,595	380,883
Uninsured	112,844	755,699	1,259,911	226,226	38,128	2,392,808
Total	150,395	932,326	1,370,137	279,110	41,723	2,773,691
	5.4%	33.6%	49.4%	10.1%	1.5%	100.0%
Mortgage-backed securities:
Commercial	6,344	—	1,489	4,133	—	11,966
Agencies	1,400	—	—	—	—	1,400
Non-agencies:
Prime	18,766	28,723	6,712	60	644	54,905
Alt-A	—	724	—	637	734	2,095
Total	26,510	29,447	8,201	4,830	1,378	70,366
	37.7%	41.7%	11.7%	6.9%	2.0%	100.0%
Corporate securities:
Basic materials	—	—	—	400	2,557	2,957
Communications	—	—	191	483	—	674
Consumer, cyclical	—	2,625	7,509	5,546	4,938	20,618
Consumer, non-cyclical	—	10,394	14,297	11,879	—	36,570
Energy	—	—	2,326	18,219	1,680	22,225
Financial	—	13,009	98,718	33,753	—	145,480
Industrial	—	—	—	15,822	—	15,822
Utilities	—	—	6,792	—	—	6,792
Total	—	26,028	129,833	86,102	9,175	251,138
	—%	10.4%	51.6%	34.3%	3.7%	100.0%
Collateralized loan obligations:
Corporate	77,636	28,772	144,596	—	6,000	257,004
Total	77,636	28,772	144,596	—	6,000	257,004
	30.2%	11.2%	56.3%	—%	2.3%	100.0%

Other asset-backed securities	48,000	47,000	6,820	1,175	5,936	108,931
	44.1%	43.1%	6.3%	1.1%	5.4%	100.0%
Total	$326,774	$1,063,573	$1,659,587	$371,217	$64,212	$3,485,363
	9.4%	30.5%	47.6%	10.7%	1.8%	100.0%
______________
(1)Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds

The Company had $24.2 million and $22.6 million, or 0.7% and 0.7%, of its fixed maturity securities portfolio, at fair value, in U.S. government bonds at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, Moody's and Fitch ratings for U.S. government-issued debt were Aaa and AAA, respectively, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 0.5 years and 1.0 years at September 30, 2020 and December 31, 2019, respectively.

Municipal Securities

The Company had $2.77 billion and $2.55 billion, or 79.6% and 82.6%, of its fixed maturity securities portfolio, at fair value, in municipal securities, $380.9 million and $344.7 million of which were insured, at September 30, 2020 and December 31, 2019, respectively. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute securities ratings and the underlying credit ratings as of September 30, 2020 and December 31, 2019.
At September 30, 2020 and December 31, 2019, 59.1% and 65.5%, respectively, of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement and ratings reflecting the credit of the underlying issuers. At September 30, 2020 and December 31, 2019, the average rating of the Company’s insured municipal securities was A+, which corresponded to the average rating of the investment grade bond insurers. The remaining 40.9% and 34.5% of insured municipal securities at September 30, 2020 and December 31, 2019, respectively, were non-rated or below investment grade, and were insured by bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 3.5 years and 3.7 years at September 30, 2020 and December 31, 2019, respectively.
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

Mortgage-Backed Securities

At September 30, 2020 and December 31, 2019, the mortgage-backed securities portfolio of $70.4 million and $63.0 million, or 2.0% and 2.0%, respectively, of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to “prime” residential and commercial real estate borrowers, except for $2.1 million and $2.4 million, respectively, at fair value ($2.1 million and $2.3 million at amortized cost) of Alt-A mortgages. Alt-A mortgage-backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $12.0 million and $18.9 million at fair value ($11.7 million and $18.5 million at amortized cost) in commercial mortgage-backed securities at September 30, 2020 and December 31, 2019, respectively.
The weighted-average rating of the Company’s Alt-A mortgage-backed securities was BBB- at September 30, 2020 and December 31, 2019. The weighted-average rating of the entire mortgage-backed securities portfolio was AA at September 30, 2020 and December 31, 2019. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 5.7 years and 3.1 years at September 30, 2020 and December 31, 2019, respectively.

Corporate Securities

Corporate securities included in fixed maturity securities were as follows:

	September 30, 2020	December 31, 2019

	(Amounts in thousands)
Corporate securities at fair value	$251,138	$235,565
Percentage of total fixed maturity securities portfolio	7.2%	7.6%
Modified duration	1.8 years	2.0 years
Weighted-average rating	A-	A-

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities were as follows:

	September 30, 2020	December 31, 2019

	(Amounts in thousands)
Collateralized loan obligations at fair value	$257,004	$199,218
Percentage of total fixed maturity securities portfolio	7.4%	6.4%
Modified duration	4.9 years	5.2 years
Weighted-average rating	AA-	A+

Other Asset-Backed Securities

Other asset-backed securities included in fixed maturity securities were as follows:

	September 30, 2020	December 31, 2019

	(Amounts in thousands)
Other asset-backed securities at fair value	$108,931	$18,644
Percentage of total fixed maturity securities portfolio	3.1%	0.6%
Modified duration	1.7 years	1.8 years
Weighted-average rating	AA+	A

Equity Securities

Equity holdings of $809.6 million and $724.8 million at fair value, as of September 30, 2020 and December 31, 2019, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The Company had a net (loss) gain of $(36.7) million and $67.0 million due to changes in fair value of the Company’s equity securities portfolio for the nine months ended September 30, 2020 and 2019, respectively. The primary cause for the decrease in fair value of the Company’s equity securities portfolio for the nine months ended September 30, 2020 was the overall market disruptions and dislocations in the first quarter of 2020 resulting from the outbreak of the COVID-19 pandemic. Such decline in fair value of the Company's equity securities has significantly recovered in the second and third quarters of 2020. The primary cause for the increase in fair value of the Company’s equity securities portfolio for the nine months ended September 30, 2019 was the overall improvement in equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At September 30, 2020, 17.8% of the total investment portfolio at fair value was held in equity securities, compared to 16.8% at December 31, 2019 .
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

On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 16.5% at September 30, 2020, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of October 29, 2020, there have been no borrowings under this facility.

The Company was in compliance with all of the financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at September 30, 2020.

For additional information on debt, see Note 11. Notes Payable of the Notes to Consolidated Financial Statements.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.64 billion at September 30, 2020, and net premiums written of $3.6 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.21 to 1 at September 30, 2020.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of September 30, 2020, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2019.

The following table presents municipal securities by state in descending order of holdings at fair value at September 30, 2020:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$374,813	AA-
Florida	258,766	A+
Illinois	225,227	A
California	187,801	A+
New York	180,282	A+
Other states	1,546,802	A+
Total	$2,773,691

At September 30, 2020, the municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Texas and Florida. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.

Taxable fixed maturity securities represented 25.7% of the Company’s total fixed maturity securities portfolio at fair value at September 30, 2020. 2.7% of the Company’s taxable fixed maturity securities at fair value were comprised of U.S. government bonds, which were rated AAA at September 30, 2020. 1.8% of the Company’s taxable fixed maturity securities at fair value, representing 0.5% of its total fixed maturity securities portfolio at fair value, were rated below investment grade at September 30, 2020. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.

At September 30, 2020, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $705.4 million in common stocks, $31.7 million in non-redeemable preferred stocks, and $72.6 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 15.5% of total investments at fair value at September 30, 2020. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

	(Amounts in thousands, except average Beta)
Average Beta	1.08	0.83
Hypothetical reduction of 25% in the overall value of the stock market	$190,447	$121,671
Hypothetical reduction of 50% in the overall value of the stock market	$380,894	$243,342

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

The fixed maturity securities portfolio, which represented 76.6% of total investments at September 30, 2020 at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 3.2 years at September 30, 2020 and December 31, 2019.

If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at September 30, 2020 would decrease by $119.3 million and $238.6 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company's fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

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

While it is not possible at this time to estimate the duration of the COVID-19 pandemic and the ultimate impact it could have on the Company's business, the continued spread of COVID-19 and the measures taken by certain countries, as well as measures taken by state and local governments in the United States, could adversely impact the Company's business, results of operations or financial condition. The extent to which the COVID-19 pandemic further impacts the Company's business will depend on future developments, including new information that may emerge concerning the severity of the virus and actions to contain its impact, that are highly uncertain and unpredictable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Third Amendment Agreement to Credit Agreement, dated as of October 28, 2020, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders thereto.

15.1	Report of Independent Registered Public Accounting Firm.

15.2	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

MERCURY GENERAL CORPORATION

Date: November 3, 2020	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: November 3, 2020	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer