Form 10-K
period 2020-12-31
MERCURY GENERAL CORP
filed 2021-02-16
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2020 was $1,079,757,233 (which represents 26,497,110 shares of common equity held by non-affiliates multiplied by $40.75, the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).

At February 11, 2021, the registrant had issued and outstanding an aggregate of 55,357,691 shares of its Common Stock.
____________________________

Documents Incorporated by Reference
Certain information from the registrant’s definitive proxy statement for the 2021 Annual Meeting of Shareholders is incorporated herein by reference into Part III hereof.

MERCURY GENERAL CORPORATION

PART I

Item 1.Business

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

The direct premiums written for the years ended December 31, 2020, 2019 and 2018 by state and line of insurance business were:

Year Ended December 31, 2020
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California (1)	$2,266,115	$579,747	$161,619	$149,627	$3,157,108	86.4%
Other states (2) (3)	302,819	99,194	79,169	15,871	497,053	13.6%
Total	$2,568,934	$678,941	$240,788	$165,498	$3,654,161	100.0%
	70.3%	18.6%	6.6%	4.5%	100.0%

Year Ended December 31, 2019
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$2,478,477	$520,062	$139,367	$123,735	$3,261,641	86.4%
Other states (3)	342,005	78,478	77,960	14,506	512,949	13.6%
Total	$2,820,482	$598,540	$217,327	$138,241	$3,774,590	100.0%
	74.6%	15.9%	5.8%	3.7%	100.0%

Year Ended December 31, 2018
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$2,346,403	$458,065	$120,234	$114,838	$3,039,540	85.6%
Florida	126,756	7	14,149	114	141,026	4.0%
Other states (3)	230,417	66,838	64,069	9,027	370,351	10.4%
Total	$2,703,576	$524,910	$198,452	$123,979	$3,550,917	100.0%
	76.1%	14.8%	5.6%	3.5%	100.0%
_____________
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

The Company offers the following types of homeowners coverage: dwelling, liability, personal property, fire, and other hazards.

The following table presents the Company's published maximum limits of coverage:

Insurance type	Published maximum limits of coverage
Private Passenger Automobile - bodily injury (BI)	$500,000 per person; $500,000 per accident (1)
Private Passenger Automobile (combined policy limits)	$500,000 per accident
Private Passenger Automobile - property damage	$250,000 per accident (1)
Commercial Automobile (combined policy limits)	$1,000,000 per accident
Homeowner property	no maximum (2) (3)
Homeowner liability	$1,000,000 (3)
Commercial property	no maximum (2)
Umbrella liability	$5,000,000 (4)
________
(1) The majority of the Company’s automobile policies have coverage limits that are equal to or less than $100,000 per person and $300,000 per accident for BI and $50,000 per accident for property damage.
(2) The Company has a per-risk reinsurance treaty covering losses of $5 million in excess of $5 million, and facultative reinsurance coverage for losses above $10 million.
(3) The majority of the Company’s homeowners policies have liability coverage limits of $300,000 or less, a replacement value of $500,000 or less, and a total insured value of $1,000,000 or less.
(4) The majority of the Company’s umbrella policies have coverage limits of $1,000,000. The commercial umbrella liability is 100% reinsured.

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

Human Capital

The Company had approximately 4,300 employees at December 31, 2020. The Company's employees are critical to its continued success, and it focuses significant attention on attracting and retaining talented and motivated individuals. The Company pays its employees fairly and competitively and offers a wide range of benefits regardless of gender, race or ethnicity. The Company benchmarks and sets pay ranges based on market data and considering such factors as employees' roles, experiences and performance, and the location of their job. Individual goals are set annually for each employee, and attainment of those goals is an element of the employee’s performance assessment. The Company regularly reviews its compensation practices, both in terms of its overall workforce and individual employees, to ensure its pay is fair and equitable.

The Company also reviews employee engagement and satisfaction surveys to monitor employee morale and receive feedback on a variety of issues, in order to improve the employee experience and identify opportunities to continually strengthen its culture. The Company devotes extensive resources to employee training and development, including tuition assistance for career-enhancing academic and professional programs. The Company recognizes that its success is based on the talents and dedication of those it employs, and it is highly invested in their success.

The Company is committed to hiring, developing and supporting a diverse and inclusive workplace. All of the Company's employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace, must adhere to a code of conduct that sets standards for appropriate behavior, and are required to take annual training on preventing, identifying, reporting and stopping any type of unlawful discrimination.

The Company sponsors a wellness program designed to enhance physical, financial and mental well-being for all of its employees, and encourages healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives. The Company implemented safety protocols and new procedures to protect its employees and customers in response to the COVID-19 pandemic. This includes having the vast majority of its employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

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

Mercury General conducts its business through the following subsidiaries:

Insurance Companies	Formed or Acquired	A.M. Best Rating	Primary States
Mercury Casualty Company ("MCC")(1)	1961	A	CA, AZ, NV, NY, VA
Mercury Insurance Company ("MIC")(1)	1972	A	CA
California Automobile Insurance Company ("CAIC")(1)	1975	A	CA
California General Underwriters Insurance Company, Inc. ("CGU")(1)	1985	A	CA
Mercury Insurance Company of Illinois	1989	A	IL, NJ
Mercury Insurance Company of Georgia	1989	A	GA
Mercury Indemnity Company of Georgia	1991	A	GA
Mercury National Insurance Company	1991	A	IL
American Mercury Insurance Company	1996	A-	OK, CA, TX, VA
American Mercury Lloyds Insurance Company ("AML")	1996	A-	TX
Mercury County Mutual Insurance Company	2000	A-	TX
Mercury Insurance Company of Florida	2001	A	FL
Mercury Indemnity Company of America	2001	A	FL, NJ
Workmen’s Auto Insurance Company ("WAIC")(1)	2015	Non-rated	CA

Non-Insurance Companies	Formed or Acquired	Purpose
Mercury Select Management Company, Inc.	1997	AML’s attorney-in-fact
Mercury Insurance Services LLC	2000	Management services to subsidiaries
AIS Management LLC	2009	Parent company of AIS and PoliSeek
Auto Insurance Specialists LLC ("AIS")	2009	Insurance agency
PoliSeek AIS Insurance Solutions, Inc. ("PoliSeek")	2009	Insurance agency
Animas Funding LLC ("AFL")	2013	Special purpose investment vehicle
Fannette Funding LLC ("FFL")	2014	Special purpose investment vehicle
Mercury Plus Insurance Services LLC	2018	Insurance agency
_____________
(1)The term "California Companies" refers to MCC, MIC, CAIC, CGU, and WAIC.

Production and Servicing of Business
The Company sells its policies through a network of approximately 9,520 independent agents, its 100% owned insurance agencies, AIS and PoliSeek, and directly through internet sales portals. Approximately 1,800, 1,280, and 1,280 of the independent agents are located in California, Florida, and Texas, respectively. The independent agents and agencies are independent contractors selected and contracted by the Company and generally also represent competing insurance companies. Certain of these independent agencies are under the common ownership of a parent company; however, they each operate autonomously with their own contractual agreements with the Company and hence are accounted for as separate independent agencies. Excluding AIS and PoliSeek, independent agents and agencies collectively accounted for approximately 86% of the Company's direct premiums written in 2020 and no single independent agent or agency accounted for more than 1.1% of the Company’s direct premiums written during any of the last three years. AIS and PoliSeek represented the Company as independent agencies prior to their acquisition in 2009, and continue to act as independent agencies selling policies for a number of other insurance companies. Policies sold directly through the internet sales portals are assigned to and serviced by the Company's agents and agencies, including AIS and PoliSeek.

The Company believes that it compensates its agents above the industry average. Net commissions incurred in 2020 were approximately 16% of net premiums written.

The Company’s advertising budget is allocated among television, radio, newspaper, internet, and direct mailing media with the intent to provide the best coverage available within targeted media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to generate leads, create brand awareness, and remain competitive in the current insurance climate. In 2020, the Company incurred approximately $38 million in net advertising expense.

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

In California, "good drivers," as defined by the California Insurance Code, accounted for approximately 87% of the Company's California voluntary private passenger automobile policies-in-force at December 31, 2020, while higher risk categories accounted for approximately 13%. The Company's private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averaged approximately 96% in 2020, 2019, and 2018.

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

The following table provides a reconciliation of beginning and ending estimated reserve balances for the years indicated:

RECONCILIATION OF NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Gross reserves at January 1(1)	$1,921,255	$1,829,412	$1,510,613
Reinsurance recoverables on unpaid losses	(76,100)	(180,859)	(64,001)
Cumulative effect of adopting ASU 2016-13	149	—	—
Reinsurance recoverables on unpaid losses, as adjusted	(75,951)	(180,859)	(64,001)
Net reserves at January 1, as adjusted(1)	1,845,304	1,648,553	1,446,612
Incurred losses and loss adjustment expenses related to:
Current year	2,372,364	2,696,230	2,483,693
Prior years	22,979	9,794	93,096
Total incurred losses and loss adjustment expenses	2,395,343	2,706,024	2,576,789
Loss and loss adjustment expense payments related to:
Current year	1,366,661	1,651,550	1,543,828
Prior years	937,142	857,872	831,020
Total payments	2,303,803	2,509,422	2,374,848
Net reserves at December 31(1)	1,936,844	1,845,155	1,648,553
Reinsurance recoverables on unpaid losses	54,460	76,100	180,859
Gross reserves at December 31(1)	$1,991,304	$1,921,255	$1,829,412
_____________
(1)Under statutory accounting principles ("SAP"), reserves are stated net of reinsurance recoverables on unpaid losses whereas under U.S. generally accepted accounting principles ("GAAP"), reserves are stated gross of reinsurance recoverables on unpaid losses.

The increase in the provision for insured events of prior years in 2020 of approximately $23.0 million primarily resulted from higher than estimated losses and loss adjustment expenses in the homeowners and commercial automobile lines of insurance business, partially offset by favorable development in the private passenger automobile line of insurance business.

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

The Company recorded catastrophe losses net of reinsurance of approximately $64 million, $53 million, and $67 million in 2020, 2019, and 2018, respectively. Catastrophe losses due to events that occurred in 2020 totaled approximately $69 million, with no reinsurance benefits used for these losses, resulting primarily from wildfires and windstorms in California and extreme weather events outside of California. These losses were partially offset by favorable development of approximately $5 million on prior years' catastrophe losses. Catastrophe losses before reinsurance benefits totaled approximately $57 million in 2019, primarily resulting from wildfires and winter storms in California, a hurricane in Texas, and tornadoes and wind and hail storms in the Midwest. These losses were partially offset by favorable development of approximately $4 million on prior years' catastrophe losses. Catastrophe losses before reinsurance benefits totaled approximately $289 million in 2018, primarily resulting from wildfires in Northern and Southern California and weather-related catastrophes across several states.

Statutory Accounting Principles
The Company’s results are reported in accordance with GAAP, which differ in some respects from amounts reported under SAP prescribed by insurance regulatory authorities. Some of the significant differences under GAAP are described below:
•Policy acquisition costs such as commissions, premium taxes, and other costs that vary with and are primarily related to the successful acquisition of new and renewal insurance contracts, are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, whereas under SAP, these costs are expensed as incurred.
•Certain assets are included in the consolidated balance sheets, whereas under SAP, such assets are designated as "nonadmitted assets," and charged directly against statutory surplus. These assets consist primarily of premium receivables that are outstanding for more than 90 days, deferred tax assets that do not meet statutory requirements for recognition, furniture, equipment, leasehold improvements, capitalized software, and prepaid expenses.
•Amounts related to ceded reinsurance are shown gross as prepaid reinsurance premiums and reinsurance recoverables, whereas under SAP, these amounts are netted against unearned premium reserves and loss and loss adjustment expense reserves.
•Fixed-maturity securities are reported at fair value, whereas under SAP, these securities are reported at amortized cost, or the lower of amortized cost, or fair value, depending on the specific type of security.
•Equity securities are marked to market through the consolidated statements of operations, whereas under SAP, these securities are marked to market through unrealized gains and losses in surplus.
•Goodwill is reported as the excess of cost of an acquired entity over the fair value of the underlying assets and assessed periodically for impairment. Intangible assets are amortized over their useful lives. Under SAP, goodwill is reported as the excess of cost of an acquired entity over the statutory book value and amortized over 10 years. Its carrying value is limited to 10% of adjusted surplus. Under SAP, intangible assets are not recognized.
•The differing treatment of income and expense items results in a corresponding difference in federal income tax expense. Changes in deferred income taxes are reflected as an item of income tax benefit or expense, whereas under SAP, changes in deferred income taxes are recorded directly to statutory surplus as regards policyholders. Admittance testing under SAP may result in a charge to unassigned surplus for non-admitted portions of deferred tax assets. Under GAAP, a valuation allowance may be recorded against the deferred tax assets and reflected as an expense.
•Certain assessments paid to regulatory agencies that are recoverable from policyholders in future periods are expensed, whereas under SAP, these assessments are recorded as receivables.

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

The following table presents, on a statutory basis, the Insurance Companies’ loss, expense and combined ratios, and the private passenger automobile industry combined ratio. The Insurance Companies’ ratios (Company-wide) include lines of insurance business other than private passenger automobile that accounted for 29.7% of direct premiums written in 2020; hence, the Company believes its combined ratio (for private passenger automobile only) is more comparable to the industry ratios.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Loss ratio (Company-wide)	67.4%	75.2%	76.6%	76.6%	75.3%
Expense ratio (Company-wide)	26.2%	24.5%	24.5%	25.3%	25.7%
Combined ratio (Company-wide)(2)	93.6%	99.7%	101.0%	101.9%	101.0%
Combined ratio (Company's private passenger automobile only)	88.3%	98.2%	99.5%	99.3%	100.8%
Industry combined ratio (all writers)(1)	N/A	98.1%	97.3%	102.2%	106.0%
Industry combined ratio (excluding direct writers)(1)	N/A	97.3%	97.8%	99.9%	99.7%
____________
(1)Source: A.M. Best, Aggregates & Averages (2016 through 2019), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).
(2)Combined ratio for 2018 does not sum due to rounding.

Premiums to Surplus Ratio
The following table presents the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Guidelines established by the National Association of Insurance Commissioners (the "NAIC") indicate that this ratio should be no greater than 3 to 1.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Amounts in thousands, except ratios)
Net premiums written	$3,611,543	$3,731,723	$3,495,633	$3,215,910	$3,155,788
Policyholders’ surplus	$1,768,103	$1,539,998	$1,471,547	$1,589,226	$1,441,571
Ratio	2.0 to 1	2.4 to 1	2.4 to 1	2.0 to 1	2.2 to 1

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

Tax considerations are important in portfolio management. The Company closely monitors the timing and recognition of capital gains and losses to maximize the realization of any deferred tax assets arising from capital losses. The Company had no capital loss carryforward at December 31, 2020.

Investment Portfolio
The following table presents the composition of the Company’s total investment portfolio:

	December 31,
	2020		2019		2018
	Cost(1)	Fair Value	Cost(1)	Fair Value	Cost(1)	Fair Value
			(Amounts in thousands)
Taxable bonds	$936,762	$943,836	$635,283	$637,272	$424,945	$419,352
Tax-exempt state and municipal bonds	2,451,656	2,605,974	2,337,993	2,456,003	2,544,596	2,565,809
Total fixed maturities	3,388,418	3,549,810	2,973,276	3,093,275	2,969,541	2,985,161
Equity securities	695,150	803,851	648,282	724,751	544,082	529,631
Short-term investments	376,547	375,609	494,060	494,135	254,518	253,299
Total investments	$4,460,115	$4,729,270	$4,115,618	$4,312,161	$3,768,141	$3,768,091
__________
(1)Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.

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

Investment Results
The following table presents the investment results of the Company for the most recent five years:

	Year Ended December 31,
	2020	2019	2018	2017	2016
		(Dollars in thousands)
Average invested assets at cost(1) (2)	$4,291,888	$4,008,601	$3,740,497	$3,582,122	$3,390,769
Net investment income(3)
Before income taxes	$134,858	$141,263	$135,838	$124,930	$121,871
After income taxes	$120,043	$125,637	$121,476	$109,243	$107,140
Average annual yield on investments(3)
Before income taxes	3.1%	3.5%	3.6%	3.5%	3.6%
After income taxes	2.8%	3.1%	3.3%	3.1%	3.2%
Net realized investment gains (losses) after income taxes	$67,727	$176,006	$(105,481)	$54,373	$(22,266)
 __________
(1)Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2)At December 31, 2020, fixed maturity securities with call features totaled $3.1 billion at fair value and $3.0 billion at amortized cost.
(3)During 2020, net investment income before and after income taxes decreased primarily due to a lower average yield on investments, partially offset by higher average invested assets. Average annual yield on investments before and after income taxes decreased primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher with lower yielding investments, as a result of decreasing market interest rates.

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

In addition, the marketing efforts of independent agents can provide a competitive advantage. Based on the most recent regularly published statistical compilations of premiums written in 2019, the Company was the sixth largest writer of private passenger automobile insurance in California and the seventeenth largest in the United States.

The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company has historically seen premium growth during hard market conditions. The Company believes that the automobile insurance industry in 2020 has generally experienced a significant softening of the market. Insurance carriers lowered rates to reflect lower loss frequencies as stay-at-home orders issued by the state and local governments following the COVID-19 pandemic led to a decrease in the number of accidents, although this also depends on individual state profitability and the carriers' growth appetite.

Reinsurance

For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake. For more detailed discussion, see "Regulation—Insurance Assessments" below.

The Company is the assuming reinsurer under a Catastrophe Participation Reinsurance Contract ("Contract") effective through December 31, 2021. The Company reimburses a group of affiliates of a ceding company for a proportional share of a portfolio of catastrophe losses based on the premiums ceded to the Company under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 71%. The total assumed premium under the Contract is $7.5 million and $12.5 million for the years ending December 31, 2020 and 2021, respectively. The total possible amount of losses for the Company under the Contract is $18.8 million and $31.3 million for the years ending December 31, 2020 and 2021, respectively. If the actual loss ratio is less than the threshold loss ratio, the Company is eligible to receive a certain portion of the underwriting profit. The Company recorded $5.3 million in incurred losses under the Contract for the year ended December 31, 2020.

The Company is party to a Catastrophe Reinsurance Treaty ("Treaty") covering a wide range of perils that is effective through June 30, 2021. For the 12 months ending June 30, 2021, the Treaty provides $717 million of coverage on a per occurrence basis after covered catastrophe losses exceed the $40 million Company retention limit. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies, such as homeowners, but does cover losses from fires following an earthquake. The Treaty provides for one full reinstatement of coverage limits with a minor exception at the top coverage layer and includes some additional minor territorial and coverage limits, as noted in the table below.

Coverage on individual catastrophes provided for the 12 months ending June 30, 2021 under the Treaty is presented below in various layers:

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

Coverage on individual catastrophes provided for the 12 months ended June 30, 2020 under the Treaty is presented below in various layers:

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

The table below presents the combined total reinsurance premiums under the Treaty (annual premiums and reinstatement premiums) for the 12 months ending June 30, 2021 and 2020, respectively:

Treaty	Annual Premium	Reinstatement Premium (1)	Total Combined Premium (1)

	(Amounts in millions)
For the 12 months ending June 30, 2021	$50	$—	$50
For the 12 months ended June 30, 2020	38	—	38
__________
(1) The reinstatement premium and the total combined premium for the treaty period ending June 30, 2021 are projected amounts to be paid based on the assumption that there will be no reinstatements occurring during this treaty period. The reinstatement premium for the treaty period ended June 30, 2020 is zero, as there were no actual reinstatement premiums paid.

The catastrophe events that occurred in 2020 caused approximately $69 million in losses to the Company, including a series of California wildfires in the second half of 2020, with no reinsurance benefits used under the Treaty for these losses as none of the 2020 catastrophe events resulted in losses in excess of the Company’s per-occurrence retention limit under the Treaty of $40 million for each of the 12 months ending June 30, 2020 and 2021.

The catastrophe events that occurred in 2019 caused approximately $54 million in losses to the Company as of December 31, 2020, including a series of California wildfires in the fourth quarter of 2019. However, no reinsurance benefits were available to the Company under the Treaty for these catastrophe losses, as none of the 2019 catastrophe events resulted in losses in excess of the Company’s per-occurrence retention limit under the Treaty of $10 million for the 12 months ended June 30, 2019 and $40 million for the 12 months ended June 30, 2020.

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

Insurance rates in California, Georgia, New York, New Jersey, and Nevada require prior approval from the state DOI, while insurance rates in Illinois, Texas, Virginia, Oklahoma, and Arizona must only be filed with the respective DOI before they are implemented. Florida has a modified version of use and file laws. Insurance laws and regulations in all states in which the Company operates provide that rates must not be excessive, inadequate, or unfairly discriminatory.

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

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company made direct financial contributions of approximately $131,000 and $122,000 to officeholders and candidates in 2020 and 2019, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The risk-based capital ("RBC") formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2020, 2019 and 2018, each of the Insurance Companies exceeded the minimum required RBC level. For more detailed information, see "Liquidity and Capital Resources—F. Regulatory Capital Requirements" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Own Risk and Solvency Assessment

Insurance companies are required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its most recent ORSA Summary Report with the California DOI in November 2020. Compliance with the ORSA requirements did not have a material impact on the Company's consolidated financial statements.

Insurance Assessments

The California Insurance Guarantee Association ("CIGA") was created to pay claims on behalf of insolvent property and casualty insurers. Each year, these claims are estimated by CIGA and the Company is assessed for its pro-rata share based on prior year California premiums written in the particular line. These assessments are currently limited to 2% of premiums written in the preceding year and are recouped through a mandated surcharge to policyholders in the year after the assessment. There were no material CIGA assessments in 2020.

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowner policy directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other revenue in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 28, 2020, the most recent date at which information was available, was $78.0 million. There was no assessment made in 2020.

The Insurance Companies in other states are also subject to the provisions of similar insurance guaranty associations. There were no material assessments or payments during 2020 in other states.

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

California-domiciled insurance companies are also required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2020, the Insurance Companies are permitted to pay in 2021, without obtaining DOI approval for extraordinary dividends, $222 million in dividends to Mercury General, of which $196 million may be paid by the California Companies.

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

Assigned Risks
Automobile liability insurers in California are required to sell BI liability, property damage liability, medical expense, and uninsured motorist coverage to a proportionate number (based on the insurer’s share of the California automobile casualty insurance market) of those drivers applying for placement as "assigned risks." Drivers seek placement as assigned risks because their driving records or other relevant characteristics, as defined by the Proposition, make them difficult to insure in the voluntary market. In 2020, assigned risks represented less than 0.1% of total automobile direct premiums earned. The Company attributes the low level of assignments to the competitive voluntary market. Many of the other states in which the Company conducts business offer programs similar to that of California. These programs are not a significant contributor to the business written in those states.

Information about the Company's Executive Officers
The following table presents certain information concerning the executive officers of the Company as of February 11, 2021:

Name	Age	Position
George Joseph	99	Chairman of the Board
Gabriel Tirador	56	President and Chief Executive Officer
Theodore R. Stalick	57	Senior Vice President and Chief Financial Officer
Christopher Graves	55	Vice President and Chief Investment Officer
Abby Hosseini	61	Vice President and Chief Information Officer
Victor G. Joseph	34	Vice President and Chief Underwriting Officer
Brandt N. Minnich	54	Vice President and Chief Marketing Officer
Randall R. Petro	57	Vice President and Chief Claims Officer
Jeffrey M. Schroeder	44	Vice President and Chief Product Officer
Heidi C. Sullivan	52	Vice President and Chief Human Capital Officer
Erik Thompson	52	Vice President, Advertising and Public Relations
Charles Toney	59	Vice President and Chief Actuary
Judy A. Walters	74	Vice President, Corporate Affairs and Secretary

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

Mr. Stalick, Senior Vice President and Chief Financial Officer, joined the Company as Corporate Controller in 1997. He was appointed Chief Accounting Officer in October 2000 and Vice President and Chief Financial Officer in 2001. In July 2013, he was named Senior Vice President and Chief Financial Officer. Mr. Stalick is a Certified Public Accountant.

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

Item 1A.Risk Factors
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
For the year ended December 31, 2020, the Company generated approximately 86% of its direct automobile insurance premiums written in California. The Company’s financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in the states in which the Company operates and changes in any of these conditions could negatively impact the Company’s results of operations.

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
The Company’s financial condition, results of operations, and liquidity depend on its ability to underwrite and set premiums accurately for the risks it assumes. Premium rate adequacy is necessary to generate sufficient premium to offset losses, loss adjustment expenses, and underwriting expenses and to earn a profit. In order to price its products accurately, the Company must collect and properly analyze a substantial volume of data; develop, test, and apply appropriate rating formulae; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. The Company’s ability to undertake these efforts successfully, and as a result, price accurately, is subject to a number of risks and uncertainties, including but not limited to:
•availability of sufficient reliable data;
•incorrect or incomplete analysis of available data;
•uncertainties inherent in estimates and assumptions, generally;

•selection and application of appropriate rating formulae or other pricing methodologies;
•successful innovation of new pricing strategies;
•recognition of changes in trends and in the projected severity and frequency of losses;
•the Company’s ability to forecast renewals of existing policies accurately;
•unanticipated court decisions, legislation or regulatory action;
•ongoing changes in the Company’s claim settlement practices;
•changes in operating expenses;
•changing driving patterns;
•extra-contractual liability arising from bad faith claims;
•catastrophes, including those which may be related to climate change;
•unexpected medical inflation; and
•unanticipated inflation in automobile repair costs, automobile parts prices, and used car prices.

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

The Company’s ability to retain its existing business or to attract new business in its Insurance Companies is affected by its rating by A.M. Best. A.M. Best currently rates all of the Insurance Companies with sufficient operating history as either A (Excellent) or A- (Excellent). On February 4, 2021, A.M. Best affirmed the Financial Strength Rating ("FSR") of A (Excellent) with Stable outlook for the Company's A rated entities and A- (Excellent) with Stable outlook for the Company's A- rated entities. The Company believes that if it is unable to maintain its A.M. Best ratings within the A ratings range, it may face greater challenges to grow its premium volume sufficiently to attain its financial performance goals, which may adversely affect the Company’s business, financial condition, and results of operations. One of the smaller Insurance Companies, Workmen's Auto Insurance Company, is not rated by A.M. Best and the rating is not critical to the type of business it produces.

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
At December 31, 2020, approximately 55% of the Company’s total investment portfolio at fair value and approximately 73% of its total fixed maturity securities at fair value were invested in tax-exempt municipal bonds. With such a large percentage of the Company’s investment portfolio invested in municipal bonds, the performance of the Company’s investment portfolio, including the cash flows generated by the investment portfolio, is significantly dependent on the performance of municipal bonds. If the value of municipal bond markets in general or any of the Company’s municipal bond holdings deteriorates, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

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
The Company sells its insurance policies primarily through a network of approximately 9,520 independent agents. The Company must compete with other insurance carriers for these agents’ business. Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions, or more attractive non-cash incentives. To maintain its relationship with these independent agents, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of customer satisfaction. If these independent agents find it preferable to do business with the Company’s competitors, it would be difficult to renew the Company’s existing business or attract new business. State regulations may also limit the manner in which the Company’s producers are compensated or incentivized. Such developments could negatively impact the Company’s relationship with these parties and ultimately reduce revenues.

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
At December 31, 2020, the Company’s consolidated balance sheets reflected approximately $43 million of goodwill and $11 million of other intangible assets. The Company evaluates whether events or circumstances have occurred that suggest that the fair values of its goodwill and other intangible assets are below their respective carrying values. The determination that the fair values of the Company’s goodwill and other intangible assets are less than their carrying values may result in an impairment write-down. An impairment write-down would be reflected as expense and could have a material adverse effect on the Company’s results of operations during the period in which it recognizes the expense. In the future, the Company may incur impairment charges related to goodwill and other intangible assets already recorded or arising out of future acquisitions.

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
Approximately 70% of the Company’s direct premiums written for the year ended December 31, 2020 were generated from private passenger automobile insurance policies. Adverse developments in the market for personal automobile insurance or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the Company’s results of operations to suffer. The property-casualty insurance industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, wild fires, sinkholes, earthquakes and, to a lesser degree, explosions, terrorist attacks, and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, new and used car valuations, medical costs, and changes in non-economic costs due to changes in the legal and regulatory environments. In addition, the advent of driverless cars and usage-based insurance could materially alter the way that automobile insurance is marketed, priced, and underwritten.

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

Other Regulations. The Company must also comply with regulations involving, among other matters:
•the use of non-public consumer information and related privacy issues;
•the use of credit history in underwriting and rating;
•limitations on the ability to charge policy fees;
•limitations on types and amounts of investments;
•the payment of dividends;
•the acquisition or disposition of an insurance company or of any company controlling an insurance company;
•involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, assessments and other governmental charges;
•reporting with respect to financial condition;
•periodic financial and market conduct examinations performed by state insurance department examiners; and
•the other regulations discussed in this Annual Report on Form 10-K.

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

Risks Related to Technology and Cybersecurity

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

In addition, despite system redundancy, the implementation of security measures, and the existence of a disaster recovery plan for the Company’s information technology systems, these systems are vulnerable to damage or interruption from:
•earthquake, fire, flood and other natural disasters;
•terrorist attacks and attacks by computer viruses, hackers, phishing, ransomware, or other exploits;
•power loss in areas not covered by backup power generators;
•unauthorized access; and
•computer systems, internet, telecommunications or data network failure.

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

Risks Related to the COVID-19 Pandemic and Other Widespread Health Emergencies

Pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases could disrupt the Company's business and adversely affect its results of operations and financial condition.

The Company's operations may be subject to disruptions due to the occurrence of public health emergencies, such as the COVID-19 pandemic, or other similar unexpected events, some of which may be intensified by the effects of a government response to such an event. In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization and shortly thereafter, the President of the United States declared a National Emergency. While still evolving, the COVID-19 pandemic has caused significant economic and financial turmoil both in the United States and globally.

The implementation of restrictions by federal, state and local authorities to slow the spread of COVID-19 could disrupt the Company's business and operations. As providers of essential services, the Company may be required to continue to provide services to its policyholders regardless of the ability of certain policyholders affected by COVID-19 to make timely payments for such services, due to the moratoriums issued by the DOIs of certain states on the cancellation or non-renewal of insurance policies for the non-payment of premiums. The inability to collect, or delays in collecting payments for services provided could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, the DOIs of certain states have issued and may continue to issue directives requiring insurers to refund a portion of premiums to their policyholders due to reduced driving and business activities during the pandemic, which could adversely impact the Company's financial condition, operating results and cash flows.

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

The United States and many other countries around the world have experienced a resurgence of the pandemic in the fall and winter of 2020. While it is not possible at this time to estimate the duration of the COVID-19 pandemic and the ultimate impact it could have on the Company's business, the continued spread of COVID-19 and the measures taken by certain countries, as well as measures taken by state and local governments in the United States, could adversely impact the Company's business, results of operations or financial condition. The extent to which the COVID-19 pandemic further impacts the Company's business will depend on future developments, including the duration and spread of COVID-19, the acceptance and effectiveness of vaccines, and the impact of COVID-19 and related containment and mitigation measures on its policyholders and employees, all of which are highly uncertain, unpredictable and outside its control.

General Risk Factors

The Company is controlled by a small number of shareholders who will be able to exert significant influence over matters requiring shareholder approval, including change of control transactions.
George Joseph and Gloria Joseph collectively own more than 50% of the Company’s common stock. Accordingly,

George Joseph and Gloria Joseph have the ability to exert significant influence on the actions the Company may take in the future, including change of control transactions. From time to time, certain institutional investors also each own over 5% of the Company's common stock. This concentration of ownership may conflict with the interests of the Company’s other shareholders and lenders.

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

Item 1B.Unresolved Staff Comments
None.

Item 2.Properties
The Company owns the following buildings which are mostly occupied by the Company’s employees. Space not occupied by the Company may be leased to independent third party tenants.

Location	Purpose	Size in Square Feet	Percent Occupied by the Company at December 31, 2020
Brea, CA	Home office and I.T. facilities (2 buildings)	236,000	100%
Folsom, CA	Administrative and Data Center	88,000	100%
Los Angeles, CA	Executive offices	41,000	95%
Rancho Cucamonga, CA	Administrative	127,000	100%
Clearwater, FL	Administrative	162,000	51%
Oklahoma City, OK	Administrative	100,000	25%

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

Item 3.Legal Proceedings
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

Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
The shares of the Company's common stock are listed and traded on the New York Stock Exchange (trading symbol: MCY).
The closing price of the Company’s common stock on February 11, 2021 was $56.50.
Holders
As of February 11, 2021, there were approximately 122 holders of record of the Company’s common stock.
Dividends

For financial statement purposes, the Company records dividends on the declaration date. The Company intends to continue paying quarterly dividends; however, the continued payment and amount of cash dividends will depend upon the Company’s operating results, overall financial condition, capital requirements, and general business conditions.

Holding Company Act
Pursuant to the Holding Company Act, California-domiciled insurance companies are required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2020, the Insurance Companies are permitted to pay in 2021, without obtaining DOI approval for extraordinary dividends, $222 million in dividends to Mercury General, of which $196 million may be paid by the California Companies.

For a discussion of certain restrictions on the payment of dividends to Mercury General by some of its insurance subsidiaries, see Note 13. Dividends, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

Performance Graph

The following graph compares the cumulative total shareholder returns on the Company’s common stock (trading symbol: MCY) with the cumulative total returns on the Standard and Poor’s 500 Composite Stock Price Index ("S&P 500 Index") and the Company’s industry peer group over the last five years. The graph assumes that $100 was invested on December 31, 2015 in each of the Company’s Common Stock, the S&P 500 Index and the industry peer group and the reinvestment of all dividends.

Comparative Five-Year Cumulative Total Returns
Stock Price Plus Reinvested Dividends
$240
$220
$200
$180
$160
$140
$120
$100
$80
2015
2016
2017
2018
2019
2020
Mercury General
Industry Peer Group
S&P 500 Index

	2015	2016	2017	2018	2019	2020
Mercury General	$100.00	$135.27	$125.49	$127.60	$126.04	$143.31
Industry Peer Group	100.00	120.71	146.44	147.30	174.14	179.66
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04

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

Item 6.Selected Financial Data
The following selected financial and operating data are derived from the Company’s audited consolidated financial statements. The selected financial and operating data should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2020	2019	2018	2017	2016
		(Amounts in thousands, except per share data)
Income Data:
Net premiums earned (1)	$3,555,635	$3,599,418	$3,368,411	$3,195,437	$3,131,773
Net investment income	134,858	141,263	135,838	124,930	121,871
Net realized investment gains (losses)	85,731	222,793	(133,520)	83,650	(34,255)
Other	8,287	9,044	9,275	11,945	8,294
Total revenues	3,784,511	3,972,518	3,380,004	3,415,962	3,227,683
Losses and loss adjustment expenses	2,395,343	2,706,024	2,576,789	2,444,884	2,355,138
Policy acquisition costs	627,788	602,085	572,164	555,350	562,545
Other operating expenses	285,831	269,305	244,630	233,475	235,314
Interest	17,048	17,035	17,036	15,168	3,962
Total expenses	3,326,010	3,594,449	3,410,619	3,248,877	3,156,959
Income (loss) before income taxes	458,501	378,069	(30,615)	167,085	70,724
Income tax expense (benefit)	83,894	57,982	(24,887)	22,208	(2,320)
Net income (loss)	$374,607	$320,087	$(5,728)	$144,877	$73,044
Per Share Data:
Basic earnings (loss) per share	$6.77	$5.78	$(0.10)	$2.62	$1.32
Diluted earnings (loss) per share	$6.77	$5.78	$(0.10)	$2.62	$1.32
Dividends paid per share	$2.5225	$2.5125	$2.5025	$2.4925	$2.4825
__________
(1) Net premiums earned for 2020 was reduced by approximately $128 million due to premium refunds and credits under the "Mercury Giveback" program associated with reduced driving during the COVID-19 pandemic.

	December 31,
	2020	2019	2018	2017	2016
		(Amounts in thousands, except per share data)
Balance Sheet Data:
Total investments	$4,729,270	$4,312,161	$3,768,091	$3,732,728	$3,547,560
Total assets	6,328,246	5,889,157	5,433,729	5,101,323	4,788,718
Loss and loss adjustment expense reserves	1,991,304	1,921,255	1,829,412	1,510,613	1,290,248
Unearned premiums	1,405,873	1,355,547	1,236,181	1,101,927	1,074,437
Notes payable	372,532	372,133	371,734	371,335	320,000
Shareholders’ equity	2,032,597	1,799,502	1,617,684	1,761,387	1,752,402
Book value per share	36.72	32.51	29.23	31.83	31.70

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company is headquartered in Los Angeles, California and writes primarily personal automobile lines of business selling policies through a network of independent agents, 100% owned insurance agents and direct channels, in 11 states: Arizona, California, Florida, Georgia, Illinois, Nevada, New Jersey, New York, Oklahoma, Texas, and Virginia. The Company also offers homeowners, commercial automobile, commercial property, mechanical protection, fire, and umbrella insurance. Private passenger automobile lines of insurance business accounted for approximately 70% of the $3.7 billion of the Company’s direct premiums written in 2020, and approximately 88% of the private passenger automobile premiums were written in California.

In 2021, the Company intends to cease accepting new business and renewing existing policies for the commercial automobile line of insurance business in Arizona, Georgia, Illinois and Nevada. The commercial automobile line of insurance business in those states has been volatile and challenged the Company’s objective of growing the business profitably. The Company plans to focus resources on the states and lines of insurance business with better opportunities for sustainable growth. The combined net premiums written in 2020 for the commercial automobile line of insurance business in those states was approximately $20 million.

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

2020 Financial Performance Summary
The Company’s net income for the year ended December 31, 2020 was $374.6 million, or $6.77 per diluted share, compared to $320.1 million, or $5.78 per diluted share, for the same period in 2019. Included in net income was $134.9 million of pre-tax net investment income that was generated during 2020 on a portfolio of $4.7 billion, at fair value, at December 31, 2020, compared to $141.3 million of pre-tax net investment income that was generated during 2019 on a portfolio of $4.3 billion, at fair value, at December 31, 2019. Also included in net income were pre-tax net realized investment gains of $85.7 million and $222.8 million in 2020 and 2019, respectively, and pre-tax catastrophe losses, net of reinsurance benefits and related reinstatement premiums earned, of approximately $60.9 million and $65.3 million in 2020 and 2019, respectively.

During 2020, the Company continued its marketing efforts to enhance name recognition and lead generation. The Company believes that its marketing efforts, combined with its ability to maintain relatively low prices and a strong reputation, make its insurance products competitive in California and in other states.

The Company believes its thorough underwriting process gives it an advantage over its competitors. The Company’s agent relationships and underwriting and claims processes are its most important competitive advantages.

The Company’s operating results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $606 million and $520 million in 2020 and 2019, respectively. Cash flow from operations has been used to pay shareholder dividends and help support growth.

Economic and Industry Wide Factors
•Regulatory Uncertainty—The insurance industry is subject to strict state regulation and oversight and is governed by the laws of each state in which each insurance company operates. State regulators generally have substantial power and authority over insurance companies including, in some states, approving rate changes and rating factors, restricting cancellation and non-renewal of insurance policies, and establishing minimum capital and surplus requirements. In many states, insurance commissioners may emphasize different agendas or interpret existing regulations differently than previous commissioners. There is no certainty that current or future regulations and the interpretation of those regulations by insurance commissioners and the courts will not have an adverse impact on the Company.
•Cost Uncertainty—Because insurance companies pay claims after premiums are collected, the ultimate cost of an insurance policy is not known until well after the policy revenues are earned. Consequently, significant assumptions are made when establishing insurance rates and loss reserves. While insurance companies use sophisticated models and experienced actuaries to assist in setting rates and establishing loss reserves, there can be no assurance that current rates or current reserve estimates will be adequate. Furthermore, there can be no assurance that insurance regulators will approve rate increases when the Company’s actuarial analyses indicate that they are needed.
•Economic Conditions—The Company’s financial condition, results of operations, and liquidity may be negatively impacted by global, national and local economic conditions, such as recessions, increased levels of unemployment, inflation, and large fluctuations in interest rates. Further, volatility in global capital markets could adversely affect the Company’s investment portfolio. The Company is not able to predict the timing and effect of these factors, or their duration and severity.
•Inflation—The largest cost component for automobile insurers is losses, which include medical, replacement automobile parts, and labor costs. There can be significant variation in the overall increases in medical cost inflation, and it is often years after the respective fiscal period ends before sufficient claims have closed for the inflation rate to be known with a reasonable degree of certainty. Therefore, it can be difficult to establish reserves and set premium rates, particularly when actual inflation rates may be higher or lower than anticipated.
•Loss Frequency—Another component of overall loss costs is loss frequency, which is the number of claims per risk insured. Loss frequency trends are affected by many factors such as fuel prices, the economy, the prevalence of distracted driving, collision avoidance and other technology in vehicles, and stay-at-home orders issued by state and local governments due to the pandemic.
•Underwriting Cycle and Competition—The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company believes that the automobile insurance industry in 2020 has generally experienced a significant softening of the market. Insurance carriers lowered rates to reflect lower loss frequencies as stay-at-home orders issued by the state and local governments following the COVID-19 pandemic led to a decrease in the number of accidents, although this also depends on individual state profitability and the carriers' growth appetite.

Technology

In 2020, the Company continued its insurance platform modernization initiative to migrate its lines of insurance business to Guidewire’s InsuranceSuite, a widely adopted industry-leading software for property and casualty insurance. The Company has completed the migration to InsuranceSuite for all of its claims processing, and for many of the states and lines of insurance business in which the Company operates for its underwriting processing. The Company expects to complete the migration for the remaining states and lines of insurance business, including the policy and billing centers of the California private passenger automobile line of insurance business, over the next few years. In addition, the Company implemented a new product offering for Commercial Multi-Peril insurance, and improved paperless eDelivery as well as customer portal and billing self-service capabilities in 2020.

Since March of 2020, the Company has been leveraging its information technology capabilities to enable all of its employees to work from home using mobile and collaborative technologies. The Company's other technology accomplishments in 2020 include: completion of major enhancements to its core network infrastructure and application systems, including a major Guidewire software upgrade which leverages new feature enhancements and adds capacity and performance; implementation of omni-channel customer service; development of a mobile application; and deployment of major technology enhancements to its customer portal, and several other technologies, such as computer vision and machine learning for photo-based estimation, mobile appraisal and business rules engine, Usage-Based Insurance, Robotic Process Automation, and enhancements to its cloud-based business analytics capabilities.

In 2021, the Company intends to continue to invest in modernization of its technology platforms, and deploy advanced technologies for enhanced digital customer experience, cross selling and customer relationship management, which will improve its customer acquisition process based on direct-to-consumer and agent distribution models.

Note on COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization (the "WHO"), and the outbreak has become increasingly widespread in the United States, including in the markets in which the Company operates. The pandemic has had a notable impact on general economic conditions, including, but not limited to, the temporary closures of many businesses, “shelter in place” and other governmental orders, and reduced consumer spending. The Company is following guidelines established by the Centers for Disease Control, the WHO and orders issued by the state and local governments in which the Company operates. The Company has taken a number of precautionary steps to safeguard its business and employees from COVID-19, including activating its Business Continuity Plan. Most of the Company's employees have been working remotely, with only certain operationally critical employees working on site at various locations. The Company is monitoring and assessing the impact of the COVID-19 pandemic daily, including recommendations and orders issued by federal, state and local governments. In September 2020, the Company extended its "work-from-home" policy for most of its employees to June 2021, and may further extend the policy, if necessary, based on the latest information on the pandemic's developments.

The Company’s automobile line of business began experiencing a significant decrease in loss frequency in mid to late March, and it remained lower than the historical levels through the end of 2020, although it began to increase in June and the second half of 2020 as more drivers returned to the road following the gradual reopening of businesses in California and other states. The reduction in auto loss frequency was primarily due to reduced driving resulting from the shelter-in-place orders issued by state and local governments. Due to the uncertainty regarding COVID-19, it is unclear how long auto loss frequency will remain at these lower levels. Conversely, the severity of accidents, for both bodily injury and the cost to repair vehicles, has increased primarily due to a higher percentage of high-speed serious accidents on less congested roads and freeways. The cost to repair vehicles may remain high due to supply chain and labor force issues. In addition, the Company's net premiums earned was negatively impacted as a result of premium refunds and credits voluntarily issued to policyholders by the Company, and also in compliance with the requests and directives from the California Insurance Commissioner (see B. Regulatory and Legal Matters below for additional details) and other insurance regulators in other states. COVID-19 is also impacting the ability of some of the Company’s policyholders to pay their insurance premiums, and the Company has granted limited grace periods to those needing financial assistance.

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

Due to disruptions in the equity and fixed maturity securities markets following the outbreak of the COVID-19 pandemic, the Company's investment portfolio substantially declined in value during the quarter ended March 31, 2020. Such decline in the fair value of the Company's investment portfolio has recovered during the subsequent quarters of 2020. In March 2020, the Federal Open Market Committee (“FOMC”) unveiled a set of aggressive measures to cushion the economic impact of the global COVID-19 crisis, including, among others, cutting the federal funds rate by 100 basis points to a range of 0.00% to 0.25% and establishing a series of emergency credit facilities in an effort to support the flow of credit in the economy, easing liquidity pressure and calming market turmoil. While volatility in the financial markets remains elevated, overall market liquidity concerns have eased following the actions taken by the FOMC. The Company believes that it will continue to have sufficient liquidity to support its business operations during the COVID-19 crisis and beyond without the forced sale of investments, based on its existing cash and short-term investments, future cash flows from operations, and $50 million of undrawn credit in its revolving credit facility.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, a substantial tax-and-spending package intended to provide additional economic stimulus to address the financial impact of the COVID-19 pandemic. The CARES Act includes, among other items, cash payments to individuals as well as emergency grants and forgivable loans to small businesses, if they meet certain criteria. On December 27, 2020, the President signed an additional round of COVID-19 relief legislation. To the extent the Company's existing or potential policyholders, both individuals and businesses, and its independent agents are aided by such relief programs, the negative impact of the pandemic on its results of operations due to the reduced premiums written or increased uncollectible premiums is mitigated.

The Company will continue to monitor the impact of the COVID-19 pandemic, and the effects of the CARES Act and any future rounds of such relief legislation. The extent of the impact of the pandemic on the Company's business and financial results will depend largely on future developments, including the duration of the pandemic, its impact on capital and financial markets and the related impact on consumer confidence and spending, the success of efforts to contain it such as broad vaccine rollout, and the impact of actions taken in response, all of which are highly uncertain and cannot be predicted. As the impact of the COVID-19 pandemic continues to evolve, additional impacts may arise.
B. Regulatory and Legal Matters
The process for implementing rate changes varies by state. For more detailed information related to insurance rate approval, see "Item 1. Business—Regulation."
During 2020, the Company implemented rate changes in ten states. In California, the following rate increases were approved by the California DOI for lines of business that exceeded 5% of the Company's total net premiums earned in 2020:

▪In each of February and July 2020, the California DOI approved a 6.99% rate increase on the California homeowners line of insurance business, which represented approximately 14% of the Company's total net premiums earned in 2020. The Company implemented the February rate increase in April 2020 and the July rate increase in October 2020.

On April 13, 2020, the California Insurance Commissioner issued Bulletin 2020-3 ordering insurers to make an initial premium adjustment within 120 days from the date of the Bulletin 2020-3 to adversely impacted California policyholders for the months of March and April 2020. The Commissioner granted insurers flexibility in determining how to quickly and fairly process the premium refunds. On May 15, 2020, the California Insurance Commissioner issued Bulletin 2020-4 extending the directives in Bulletin 2020-3 through May 31, 2020. The Bulletin 2020-8, originally issued on June 25, 2020 and amended on December 3, 2020, extended the previous directives of Bulletin 2020-3 and Bulletin 2020-4 through June 30, 2020, as well as any months subsequent to June 2020 because the COVID-19 pandemic continued to result in projected loss exposures remaining overstated or misclassified. The total amount of premiums returned to the Company's policyholders through refunds or credits in 2020 was approximately $128 million. The Company's net premiums earned was reduced by approximately $128 million for the twelve months ended December 31, 2020 as a result of these premium refunds and credits.

In July 2019, the governor of California signed a bill that created a $21 billion fund (the "California Wildfire Fund") to help PG&E and the state's other investor-owned utility companies cover liabilities arising from future wildfires caused by their equipment. The bill requires investor-owned utility companies to put up half of the money in the California Wildfire Fund. The other half comes from surcharges paid by ratepayers across the state. In order to access the California Wildfire Fund, PG&E had to emerge from its bankruptcy proceedings by June 30, 2020. On July 1, 2020, PG&E made an announcement that it emerged out of bankruptcy and made an initial deposit of approximately $5 billion to the California Wildfire Fund. It is expected that the Company and other insurers will be reimbursed for some portion of the claims paid for its policyholders if it is determined that a wildfire is caused by equipment failure. The announcement also confirmed that PG&E has funded the Subrogation Trust Fund with $11 billion, which was set up to reimburse insurance companies and other entities that paid claims by individuals and businesses related to wildfires in recent past years. The Company received approximately $23 million, net of fees, in 2020 from the Subrogation Trust Fund. However, the subrogation recovery recognized was for losses and loss adjustment expenses previously ceded to the Company’s reinsurers, and therefore the recovery did not reduce losses and loss adjustment expenses net of reinsurance. The benefit to the Company, net of reinsurance and before taxes, was approximately $3 million, representing a reduction to reinstatement premiums previously recognized.

In November and December 2020, the California Insurance Commissioner issued a mandatory moratorium on cancellations and non-renewals of policies of residential property insurance after the declaration of a state of emergency through Bulletins 2020-11, 2020-12 and 2020-13. These Bulletins list declarations of a state of emergency issued by the California Governor in August, September and November 2020, along with the ZIP Codes within and adjacent to the fire perimeters in counties subject to each state of emergency. The mandatory moratorium prohibits insurers from canceling or refusing to renew a policy of residential property insurance for a property located in any ZIP Code listed in these Bulletins for one year after the declaration of a state of emergency and in effect at the time of the declared emergency, based solely on the fact that the insured structure is located in an area in which a fire has occurred. The Company will comply with these Bulletins and does not believe that these Bulletins will have a material adverse impact on its financial condition or cash flows.

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

(1) Inflation

For the Company’s California automobile lines of insurance business, total reserves are comprised of the following:

•BI reserves—approximately 75% of total reserves

•Material damage ("MD") reserves, including collision and comprehensive property damage—approximately

10% of total reserves
•Loss adjustment expense reserves—approximately 15% of total reserves.
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

The following table presents the typical closure patterns of BI claims in the Company's California personal automobile insurance coverage:

	% of Total
	Claims Closed	Dollars Paid
BI claims closed in the accident year reported	40%	13%
BI claims closed one year after the accident year reported	77%	51%
BI claims closed two years after the accident year reported	92%	77%
BI claims closed three years after the accident year reported	97%	89%

BI claims closed in the accident year reported are generally the smaller and less complex claims that settle for approximately $5,000 to $6,000 on average, whereas the total average settlement, once all claims are closed in a particular accident year, is approximately $15,000 to $20,000. The Company creates incurred and paid loss triangles to estimate ultimate losses utilizing historical payment and reserving patterns and evaluates the results of this analysis against its frequency and severity analysis to establish BI loss reserves. The Company adjusts development factors to account for inflation trends it sees in loss severity. As a larger proportion of claims from an accident year are settled, there emerges a higher degree of certainty for the loss reserves established for that accident year. At December 31, 2020, the accident years that are most likely to develop are the 2018 through 2020 accident years; however, it is possible that older accident years could develop as well.

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

During 2020, the Company experienced a decrease in loss frequency primarily resulting from the shelter-in-place orders issued by state and local governments in response to the COVID-19 pandemic. In addition, the COVID-19 pandemic created greater uncertainty in the reserve estimates: A greater number of large claims may emerge from the 2020 accident year compared to the prior accident years as claimants may be reluctant to go to a medical provider due to the pandemic but subsequently seek monetary compensation to ease the economic hardship attributable to the pandemic. A lower percentage of minor accidents with lower average severity experienced during the pandemic are likely to push the total average severity higher. There is reduced subrogation potential due to increased single-vehicle accidents during 2020. Automobile parts and labor costs will be higher if further supply shortages emerge due to the prolonged pandemic. Based on these factors and uncertainty attributable to the pandemic, the reserve estimates for the 2020 accident year are subject to a greater degree of variability.

The Company believes that it is reasonably possible that the California automobile BI severity could vary from recorded amounts by as much as 12%, 8%, and 6% for 2020, 2019, and 2018 accident years, respectively; however, the variation could be more or less than these amounts.

During the years 2016 through 2020, the changes in the loss severity amounts for the three preceding accident years from the prior year amounts (BI severity variance from prior year) have ranged as follows:

	High	Low
Immediate preceding accident year	1.4%	(5.1)%
Second preceding accident year	7.5%	(3.1)%
Third preceding accident year	5.2%	(2.9)%

The following table presents the effects on the California automobile BI loss reserves for the 2020, 2019, and 2018 accident years based on possible variations in the severity recorded; however, the actual variations could be more or less than these amounts:

California Automobile Bodily Injury Inflation Reserve Sensitivity Analysis

Accident Year	Number of Claims Expected		Actual Recorded Severity at 12/31/2020		Implied Inflation Rate Recorded (1)		(A) Pro-forma severity if actual severity is lower by 12% for 2020, 8% for 2019, and 6% for 2018	(B) Pro-forma severity if actual severity is higher by 12% for 2020, 8% for 2019, and 6% for 2018	Favorable loss development if actual severity is less than recorded (Column A)	Unfavorable loss development if actual severity is more than recorded (Column B)
2020	19,896	(2)	$20,557	(2)	23.5%	(2)	$18,090	$23,024	$49,083,000	$(49,083,000)
2019	29,526		$16,649		9.7%		$15,317	$17,981	$39,329,000	$(39,329,000)
2018	28,685		$15,171		11.0%		$14,261	$16,081	$26,103,000	$(26,103,000)
2017	28,358		$13,670		—		—	—	—	—
Total Loss Development—Favorable (Unfavorable)									$114,515,000	$(114,515,000)
___________
(1)    Implied inflation rate is calculated by dividing the difference between the current and prior year actual recorded severity by the prior year actual recorded severity. The Company believes that severity increases are caused by litigation, medical costs, inflation, and increased utilization of medical procedures.
(2)    During 2020, the Company experienced a significant reduction in loss frequency resulting from the shelter-in-place orders issued by state and local governments in response to the COVID-19 pandemic, which led to the smaller number of claims expected for the 2020 accident year compared to the prior accident years. Conversely, a higher percentage of high-speed serious accidents on less congested roads combined with a lower percentage of minor accidents had the effect of increasing the actual recorded severity across the total claims population. Consequently, the implied inflation rate recorded for the 2020 accident year is skewed upward.

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

The COVID-19 pandemic created greater uncertainty in the claims count development for the 2020 accident year. The Company believes that the reduced services for non-critical cases at medical facilities and fear of infection during the pandemic combined with the economic hardship caused by the pandemic are likely to increase the late reporting of claims seeking settlement for monetary compensation. At December 31, 2020, there were 17,829 California automobile BI claims reported for the 2020 accident year, and while actual development in recent years has ranged approximately from 3% to 7%, the Company estimates that the BI claims for the 2020 accident year are expected to ultimately grow by approximately 11.6%, as it expects an increase in late reporting of claims given the high level of uncertainty in claims reporting patterns associated with the COVID-19 pandemic. The Company further believes that it is reasonable to expect that the range of the development for the 2020 accident year is subject to greater variability due to uncertainty related to the pandemic and could be as great as between 0% and 20%. However, actual development may be more or less than the expected range.

The following table presents the effects on loss development of different claim counts within the broader possible range at December 31, 2020:

California Automobile Bodily Injury Claim Count Reserve Sensitivity Analysis

2020 Accident Year	Claims Reported	Amount Recorded at 12/31/2020 at Approximately 11.6% Claim Count Development	Total Expected Amount If Claim Count Development is 0%	Total Expected Amount If Claim Count Development is 20%
Claim count	17,829	19,896	17,829	21,395
Approximate average cost per claim	Not meaningful	$20,557	$20,557	$20,557
Total dollars	Not meaningful	$409,002,000	$366,511,000	$439,817,000
Total Loss Development—Favorable (Unfavorable)			$42,491,000	$(30,815,000)

(3) Unexpected Losses From Older Accident Periods

Unexpected losses are generally not provided for in the current loss reserve because they are not known or expected and tend to be unquantifiable. Once known, the Company establishes a provision for the losses, but it is not possible to provide any meaningful sensitivity analysis as to the potential size of any unexpected losses. These losses can be caused by many factors, including unexpected legal interpretations of coverage, ineffective claims handling, regulations extending claims reporting periods, assumption of unexpected or unknown risks, adverse court decisions as well as many unknown factors. During 2020, the Company did not incur any material unexpected losses related to claims from accident periods prior to 2017.

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
Discussion of Losses and Loss Reserves and Prior Period Loss Development

At December 31, 2020 and 2019, the Company recorded its point estimate of approximately $1.99 billion and $1.92 billion ($1.94 billion and $1.85 billion, net of reinsurance), respectively, in loss and loss adjustment expense reserves, which included approximately $885 million and $847 million ($864 million and $829 million, net of reinsurance), respectively, of incurred-but-not-reported liabilities ("IBNR"). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to December 31, 2020 and 2019, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

The Company evaluates its loss reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For 2020, the Company reported unfavorable development of approximately $23 million on the 2019 and prior accident years’ loss and loss adjustment expense reserves. The unfavorable development in 2020 was primarily attributable to higher than estimated losses and loss adjustment expenses in the homeowners and commercial automobile lines of insurance business, partially offset by favorable development in the private passenger automobile line of insurance business.

The Company recorded catastrophe losses net of reinsurance of approximately $64 million in 2020. Catastrophe losses due to the catastrophe events that occurred during 2020 totaled approximately $69 million, with no reinsurance benefits used for these losses. The majority of the 2020 catastrophe losses resulted from wildfires and windstorms in California and extreme weather events outside of California. These losses were partially offset by favorable development of approximately $5 million on prior years' catastrophe losses.

Fair Value of Financial Instruments
Financial instruments recorded in the consolidated balance sheets include investments, note receivable, other receivables, accounts payable, options sold, and notes payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of other receivables and accounts payable approximate their fair values. All investments are carried on the consolidated balance sheets at fair value, as described in Note 2. Financial Instruments, of the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. 98.3% of the fair value of these financial instruments held at December 31, 2020 is based on observable market prices, observable pricing parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment. The Company’s fixed maturity and equity securities are classified as “trading” and carried at fair value as required when applying the fair value option, with changes in fair value reflected in net realized investment gains or losses in the consolidated statements of operations. The majority of equity holdings, including non-redeemable preferred stocks, are actively traded on national exchanges or trading markets, and are valued at the last transaction price on the balance sheet date.

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

Income Taxes

At December 31, 2020, the Company’s deferred income taxes were in a net liability position mainly due to deferred tax liabilities generated by unrealized gains on securities held and deferred acquisition costs. These deferred tax liabilities were substantially offset by deferred tax assets resulting from unearned premiums, loss reserve discounting, and expense accruals. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.
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

The Company’s effective income tax rate can be affected by several factors. These generally include large changes in fully-taxable income including net realized investment gains or losses, tax-exempt investment income, nondeductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. Tax-exempt investment income of approximately $78 million coupled with pre-tax income of approximately $459 million resulted in an effective tax rate of 18.3%, below the statutory tax rate of 21%, in 2020, and tax-exempt investment income of approximately $82 million coupled with pre-tax income of approximately $378 million resulted in an effective tax rate of 15.3% in 2019.

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

RESULTS OF OPERATIONS
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenues

Net premiums earned and net premiums written in 2020 decreased 1.2% and 3.2%, respectively, from 2019. The Company's net premiums earned and written in 2020 were each reduced by approximately $128 million due to premium refunds and credits to its eligible policyholders associated with the "Mercury Giveback" program for reduced driving and business activities following the outbreak of the COVID-19 pandemic. The decrease in net premiums earned and net premiums written was primarily due to these premium refunds and credits and to a decline in the number of private passenger automobile policies written in California, partially offset by higher average premiums per policy arising from rate increases in the California homeowners line of insurance business and growth in the number of homeowners policies written in California.

Net premiums earned included ceded premiums earned of $56.2 million and $56.7 million in 2020 and 2019, respectively. Net premiums written included ceded premiums written of $50.6 million and $43.8 million in 2020 and 2019, respectively. The increase in ceded premiums written resulted mostly from higher reinsurance coverage, higher rates, and growth in the covered book of business.

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

The following is a reconciliation of total net premiums earned to net premiums written:

	Year Ended December 31,
	2020	2019
	(Amounts in thousands)
Net premiums earned	$3,555,635	$3,599,418
Change in net unearned premiums	55,908	132,305
Net premiums written	$3,611,543	$3,731,723

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Company's consolidated loss, expense, and combined ratios determined in accordance with GAAP:

	Year Ended December 31,
	2020	2019
Loss ratio	67.4%	75.2%
Expense ratio	25.7%	24.2%
Combined ratio	93.1%	99.4%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company’s loss ratio was affected by unfavorable development of approximately $23 million and $10 million on prior accident years’ loss and loss adjustment expense reserves for the years ended December 31, 2020 and 2019, respectively. The unfavorable development in 2020 was primarily attributable to higher than estimated losses and loss adjustment expenses in the homeowners and commercial automobile lines of insurance business, partially offset by favorable development in the private passenger automobile line of insurance business, while the unfavorable development in 2019 was primarily attributable to higher than estimated defense and cost containment expenses in the California automobile line of insurance business, partially offset by favorable development in certain of the Company's other lines of insurance business.

The 2020 loss ratio was negatively impacted by a total of approximately $64 million of catastrophe losses, net of reinsurance benefits, primarily due to wildfires and windstorms in California and extreme weather events outside of California. The 2019 loss ratio was also negatively impacted by a total of approximately $53 million of catastrophe losses, net of reinsurance benefits, primarily due to wildfires and winter storms in California, a hurricane in Texas, and tornadoes and wind and hail storms in the Midwest.

Excluding the effect of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 64.8% and 73.3% for the years ended December 31, 2020 and 2019, respectively. The decrease in the loss ratio was primarily due to a significant decrease in loss frequency in the private passenger automobile line of insurance business stemming from the substantial decrease in overall driving following the "stay-at-home" orders issued in response to the COVID-19 pandemic in the states where the Company operates, partially offset by premium refunds and credits under the "Mercury Giveback" program as described above, an increase in loss severity in the private passenger automobile line of insurance business, and higher losses in the homeowners line of insurance business.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The increase in the expense ratio is largely due to premium refunds and credits as described above, without a corresponding decrease in policy acquisition costs and other operating expenses. The Company did not recoup commissions from its agents on the premiums returned to its eligible policyholders under the "Mercury Giveback" program. In addition, an increase in allowance for credit losses on premiums receivable, reflecting heightened credit risk for certain of the Company's policyholders as a result of the economic downturn caused by the COVID-19 pandemic, contributed to an increase in the expense ratio.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax expense was $83.9 million and $58.0 million for the years ended December 31, 2020 and 2019, respectively. The $25.9 million increase in income tax expense was mainly due to a significant increase in pre-tax income of $80.4 million.

Tax-exempt investment income, a component of total pre-tax income, remained relatively steady with the same period in 2019.
Investments
The following table presents the investment results of the Company:

	Year Ended December 31,
	2020	2019
	(Amounts in thousands)
Average invested assets at cost (1)	$4,291,888	$4,008,601
Net investment income (2)
Before income taxes	$134,858	$141,263
After income taxes	$120,043	$125,637
Average annual yield on investments (2)
Before income taxes	3.1%	3.5%
After income taxes	2.8%	3.1%
Net realized investment gains (losses)	$85,731	$222,793
__________
(1)Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2)Net investment income before and after income taxes decreased primarily due to a lower average yield on investments, partially offset by higher average invested assets. Average annual yield on investments before and after income taxes decreased primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher with lower yielding investments, as a result of decreasing market interest rates.

The following tables present the components of net realized investment gains (losses) included in net income:

	Year Ended December 31, 2020
	Gains (Losses) Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturity securities (1)(2)	$(2,412)	$41,394	$38,982
Equity securities (1)(3)	(4,543)	32,232	27,689
Short-term investments (1)	(2,292)	(1,014)	(3,306)
Note receivable (1)	—	60	60
Options sold	22,322	(16)	22,306
Total	$13,075	$72,656	$85,731

	Year Ended December 31, 2019
	Gains (Losses) Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturity securities (1)(2)	$1,347	$104,379	$105,726
Equity securities (1)(3)	19,322	90,920	110,242
Short-term investments (1)	(1,956)	1,295	(661)
Note receivable (1)	—	108	108
Total return swaps	1,039	—	1,039
Options sold	6,329	10	6,339
Total	$26,081	$196,712	$222,793
__________
(1)The changes in fair value of the investment portfolio and note receivable resulted from the application of the fair value option.
(2)The increases in fair value of fixed maturity securities in 2020 and 2019 were primarily due to decreases in market interest rates.
(3)The increases in fair value of equity securities in 2020 and 2019 were primarily due to the overall improvement in equity markets.

Net Income

	Year Ended December 31,
	2020	2019
	(Amounts in thousands, except per share data)
Net income	$374,607	$320,087
Basic average shares outstanding	55,358	55,351
Diluted average shares outstanding	55,358	55,360
Basic Per Share Data:
Net income	$6.77	$5.78
Net realized investment gains, net of tax	$1.22	$3.18
Diluted Per Share Data:
Net income	$6.77	$5.78
Net realized investment gains, net of tax	$1.22	$3.18

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-K for the year ended December 31, 2019 for a discussion of changes in its results of operations from the year ended December 31, 2018 to the year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES
A. General
The Company is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders. Under current insurance law, the Insurance Companies are entitled to pay ordinary dividends of approximately $222 million in 2021 to Mercury General. The Insurance Companies paid Mercury General ordinary dividends of $121 million during 2020. As of December 31, 2020, Mercury General had approximately $140 million in investments and cash that could be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets, and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General, payment of debt and debt service costs, and the purchase of investments.

B. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $724.1 million at December 31, 2020 as well as a $50 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the year ended December 31, 2020 was $605.6 million, an increase of $85.9 million compared to the year ended December 31, 2019. The increase was primarily due to a decrease in payments for losses and loss adjustment expenses, partially offset by a decrease in collections from reinsurers on reinsurance recoverables, an increase in payments for income taxes and a decrease in premium collections net of premium refunds. The Company utilized the cash provided by operating activities during the year ended December 31, 2020 primarily for the net purchases of investment securities and payment of dividends to its shareholders.

The following table presents the estimated fair value of fixed maturity securities at December 31, 2020 by contractual maturity in the next five years.

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$246,708
Due after one year through two years	376,850
Due after two years through three years	213,301
Due after three years through four years	52,459
Due after four years through five years	50,457
$939,775

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

The following table presents the composition of the total investment portfolio of the Company at December 31, 2020:

	Cost(1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$13,756	$13,816
Municipal securities	2,632,559	2,791,212
Mortgage-backed securities	91,527	93,264
Corporate securities	240,486	241,366
Collateralized loan obligations	256,558	256,891
Other asset-backed securities	153,532	153,261
	3,388,418	3,549,810
Equity securities:
Common stock	563,394	691,782
Non-redeemable preferred stock	31,430	32,660
Private equity funds measured at net asset value (2)	100,326	79,409
	695,150	803,851
Short-term investments	376,547	375,609
Total investments	$4,460,115	$4,729,270
 __________
(1)Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.
(2)The fair value is measured using the net asset value practical expedient. See Note 4. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.

At December 31, 2020, 55.1% of the Company’s total investment portfolio at fair value and 73.4% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At December 31, 2020, 92.8% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.
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

The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	December 31, 2020	December 31, 2019
	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	11.7	13.9
including short-term investments	10.6	12.0
Call-adjusted average maturities:
excluding short-term investments	4.1	4.6
including short-term investments	3.7	4.0
Modified duration reflecting anticipated early calls:
excluding short-term investments	3.4	3.7
including short-term investments	3.0	3.2
Short-Term Investments	—	—

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value at December 31, 2020, consistent with the average rating at December 31, 2019. The Company’s municipal bond holdings, of which 93.4% were tax exempt, represented 78.6% of its fixed maturity portfolio at December 31, 2020, at fair value, and were broadly diversified geographically.

To calculate the weighted-average credit quality ratings as disclosed throughout this Annual Report on Form 10-K, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each security’s average of ratings assigned by nationally recognized securities rating organizations.

Taxable holdings consist principally of investment grade issues. At December 31, 2020, fixed maturity holdings rated below investment grade and non-rated bonds totaled $25.5 million and $38.4 million, respectively, at fair value, and represented 0.7% and 1.1%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2019, fixed maturity holdings rated below investment grade and non-rated bonds totaled $19.2 million and $37.8 million, respectively, at fair value, and represented 0.6% and 1.2%, respectively, of total fixed maturity securities.

Credit ratings for the Company's fixed maturity portfolio were stable in 2020, with 91.4% of fixed maturity securities at fair value experiencing no change in their overall rating. 2.6% and 6.0% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, in 2020.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	December 31, 2020
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other (1)	Total Fair Value(1)
	(Dollars in thousands)
U.S. government bonds:
Treasuries	$13,816	$—	$—	$—	$—	$13,816
Total	13,816	—	—	—	—	13,816
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	37,331	175,732	109,690	52,061	2,221	377,035
Uninsured	97,709	783,290	1,274,639	218,587	39,952	2,414,177
Total	135,040	959,022	1,384,329	270,648	42,173	2,791,212
	4.8%	34.4%	49.6%	9.7%	1.5%	100.0%
Mortgage-backed securities:
Commercial	6,787	5,162	1,493	4,134	—	17,576
Agencies	1,094	—	—	—	—	1,094
Non-agencies:
Prime	24,841	40,396	6,726	57	621	72,641
Alt-A	—	642	—	611	700	1,953
Total	32,722	46,200	8,219	4,802	1,321	93,264
	35.2%	49.5%	8.8%	5.1%	1.4%	100.0%
Corporate securities:
Basic materials	—	—	—	399	2,736	3,135
Communications	—	—	191	482	—	673
Consumer, cyclical	—	2,575	7,477	5,593	4,975	20,620
Consumer, non-cyclical	—	10,361	14,263	11,995	—	36,619
Energy	—	—	2,286	18,088	2,000	22,374
Financial	—	12,514	87,152	30,061	3,270	132,997
Industrial	—	450	2,055	15,753	—	18,258
Utilities	—	—	6,690	—	—	6,690
Total	—	25,900	120,114	82,371	12,981	241,366
	—%	10.7%	49.8%	34.1%	5.4%	100.0%
Collateralized loan obligations:
Corporate	79,860	24,260	151,771	—	1,000	256,891
Total	79,860	24,260	151,771	—	1,000	256,891
	31.1%	9.4%	59.1%	—%	0.4%	100.0%

Other asset-backed securities	58,000	77,000	11,884	—	6,377	153,261
	37.8%	50.2%	7.8%	—%	4.2%	100.0%
Total	$319,438	$1,132,382	$1,676,317	$357,821	$63,852	$3,549,810
	9.0%	31.9%	47.2%	10.1%	1.8%	100.0%
__________
(1)Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds
The Company had $13.8 million and $22.6 million, or 0.4% and 0.7% of its fixed maturity portfolio, at fair value, in U.S. government bonds at December 31, 2020 and 2019, respectively. At December 31, 2020, Moody's and Fitch ratings for U.S. government issued debt were Aaa and AAA, respectively, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 1.0 years at December 31, 2020 and 2019.
Municipal Securities
The Company had $2.79 billion and $2.55 billion, or 78.6% and 82.6% of its fixed maturity securities portfolio, at fair value, in municipal securities at December 31, 2020 and 2019, respectively, of which $377.0 million and $344.7 million, respectively, were insured by bond insurers. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute bond ratings and the underlying credit ratings as of December 31, 2020 and 2019.

At December 31, 2020 and 2019, respectively, 59.9% and 65.5% of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement in addition to the ratings reflected by the financial strength of the underlying issuers. At December 31, 2020 and 2019, the average rating of the Company’s insured municipal securities was A+, which corresponded to the average rating of the investment grade bond insurers. The remaining 40.1% and 34.5% of insured municipal securities at December 31, 2020 and 2019, respectively, were insured by non-rated or below investment grade bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 3.4 years and 3.7 years at December 31, 2020 and 2019, respectively.

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
Mortgage-Backed Securities
At December 31, 2020 and 2019, respectively, the mortgage-backed securities portfolio of $93.3 million and $63.0 million, or 2.6% and 2.0% of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to "prime" borrowers, except for $2.0 million and $2.4 million, at fair value, of Alt-A mortgages. Alt-A mortgage backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $17.6 million and $18.9 million, at fair value, in commercial mortgage-backed securities at December 31, 2020 and 2019, respectively.

The weighted-average rating of the Company’s Alt-A mortgage-backed securities was BBB- at December 31, 2020 and 2019. The weighted-average rating of the entire mortgage backed securities portfolio was AA at December 31, 2020 and 2019. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 6.4 years and 3.1 years at December 31, 2020 and 2019, respectively.
Corporate Securities
At December 31, 2020 and 2019, respectively, the company had corporate securities of $241.4 million and $235.6 million, or 6.8% and 7.6% of its fixed maturity securities portfolio, at fair value. The weighted-average rating was A- at December 31, 2020 and 2019. The modified duration reflecting anticipated early calls was 1.7 years and 2.0 years at December 31, 2020 and 2019, respectively.
Collateralized Loan Obligations

The Company had collateralized loan obligations of $256.9 million and $199.2 million, which represented 7.2% and 6.4% of its fixed maturity securities portfolio, at fair value, at December 31, 2020 and 2019, respectively. The weighted-average rating was AA- and A+ at December 31, 2020 and 2019, respectively. The modified duration reflecting anticipated early calls was 4.8 years and 5.2 years at December 31, 2020 and 2019, respectively.

Other Asset-Backed Securities

The Company had other asset-backed securities of $153.3 million and $18.6 million, which represented 4.3% and 0.6% of its fixed maturity securities portfolio, at fair value, at December 31, 2020 and 2019, respectively. The weighted-average rating was AA+ and A at December 31, 2020 and 2019, respectively. The modified duration reflecting anticipated early calls was 1.6 years and 1.8 years at December 31, 2020 and 2019, respectively.
Equity Securities
Equity holdings of $803.9 million and $724.8 million, at fair value, as of December 31, 2020 and 2019, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The net gains due to changes in fair value of the Company’s equity portfolio were $32.2 million and $90.9 million in 2020 and 2019, respectively. The primary cause for the increase in fair value of the Company's equity securities in 2020 and 2019 was the overall improvement in equity markets.
The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At December 31, 2020, 17.0% of the total investment portfolio, at fair value, was held in equity securities, compared to 16.8% at December 31, 2019.

The following table presents the equity security portfolio by industry sector at December 31, 2020 and 2019:

	December 31,
	2020		2019
	Cost	Fair Value	Cost	Fair Value
		(Amounts in thousands)
Equity securities:
Basic materials	$7,520	$8,262	$9,528	$10,058
Communications	28,970	34,806	26,130	29,516
Consumer, cyclical	60,604	78,822	49,816	52,470
Consumer, non-cyclical	64,067	77,071	47,427	55,526
Energy	51,338	37,163	57,459	54,615
Financial	81,602	102,924	100,720	121,642
Funds	143,947	137,143	141,405	139,517
Industrial	59,084	76,348	45,132	55,135
Technology	97,190	145,023	65,280	89,681
Utilities	100,828	106,289	105,385	116,591
	$695,150	$803,851	$648,282	$724,751

D. Debt
Notes payable consist of the following:

				December 31,
	Lender	Interest Rate	Expiration	2020	2019
				(Amounts in thousands)

Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America and Wells Fargo Bank	LIBOR plus 112.5-162.5 basis points	March 29, 2022	—	—
Total principal amount				375,000	375,000
Less unamortized discount and debt issuance costs(3)				2,468	2,867
Total				$372,532	$372,133
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
(2)    On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 15.6% at December 31, 2020, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of February 16, 2021, there have been no borrowings under this facility.
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

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and RBC ratio under the unsecured credit facility at December 31, 2020.

For a further discussion, see Note 8. Notes Payable, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."
E. Capital Expenditures
In 2020, the Company made capital expenditures, including capitalized software, of approximately $40.0 million primarily related to information technology.
F. Regulatory Capital Requirements
The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2020, 2019 and 2018, each of the Insurance Companies exceeded the minimum required RBC level, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios were less than 350% of the authorized control level RBC as of December 31, 2020, 2019 and 2018. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.77 billion at December 31, 2020 and net premiums written in 2020 of $3.6 billion, the ratio of premiums written to surplus was 2.04 to 1.

Insurance companies are required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its most recent ORSA Summary Report with the California DOI in November 2020. Compliance with the ORSA requirements did not have a material impact on the Company's consolidated financial statements.

The DOI in each state in which the Company operates is responsible for conducting periodic financial and market conduct examinations of the Insurance Companies in their states. Market conduct examinations typically review compliance with insurance statutes and regulations with respect to rating, underwriting, claims handling, billing, and other practices.

The following table presents a summary of recent examinations:

State	Exam Type	Period Under Review	Status
CA	Premium Tax	2015 to 2018	Desk audit was completed in the first quarter of 2021 with no additional taxes due.
TX	Premium and Maintenance Tax	2016 to 2019	Desk audit was completed in the fourth quarter of 2020 with no additional taxes due.
CA	Market Conduct	2014	Final report of examination was adopted by the DOI on November 6, 2019.

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company. On October 30, 2020, the Company received notice from the DOI that the market conduct examination report mentioned above was being reviewed for potential further action in connection with some of the findings in the report. Subsequently, the DOI gave the Company notice of its intent to proceed with an enforcement action for the alleged violations in the report. The Company will have the opportunity to resolve the alleged violations before a Notice of Noncompliance is formally filed with the DOI.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2020, the Company had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

CONTRACTUAL OBLIGATIONS

The Company’s significant contractual obligations at December 31, 2020 are summarized as follows:

Contractual Obligations (4)		Payments Due By Period
	Total	2021	2022	2023	2024	2025	Thereafter
			(Amounts in thousands)
Debt (including interest)(1)	$482,250	$16,500	$16,500	$16,500	$16,500	$16,500	$399,750
Lease obligations(2)	49,295	15,992	13,361	8,717	5,010	3,230	2,985
Loss and loss adjustment expense reserves(3)	1,991,304	1,246,658	350,486	172,729	102,932	52,391	66,108
Total contractual obligations	$2,522,849	$1,279,150	$380,347	$197,946	$124,442	$72,121	$468,843
__________
(1)The Company’s debt contains various terms, conditions and covenants which, if violated by the Company, would result in a default and could result in the acceleration of the Company’s payment obligations. Amounts differ from the balances presented on the consolidated balance sheets as of December 31, 2020 because the debt amounts above include interest, calculated at the stated 4.4% coupon rate, and exclude the discount and issuance costs of the debt.
(2)The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, office equipment, and electronic data processing equipment that expire at various dates through the year 2028.
(3)Loss and loss adjustment expense reserves represents an estimate of amounts necessary to settle all outstanding claims, including IBNR as of December 31, 2020. The Company has estimated the timing of these payments based on its historical experience and expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above. The ultimate cost of losses may vary materially from recorded amounts which are the Company’s best estimates. The Company believes that cash flows from operations and existing cash and investments are sufficient to meet these obligations despite the uncertainty in payment patterns. For more detailed information on the Company's liquidity and cash flows, see "Liquidity and Capital Resources—B. Cash Flows" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
(4)The table excludes liabilities of $6.2 million related to uncertainty in tax settlements as the Company is unable to reasonably estimate the timing and amount of related future payments.

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

Credit Risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of December 31, 2020, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2019.
The following table presents municipal securities by state in descending order of holdings at fair value at December 31, 2020:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$354,628	AA-
Florida	268,190	A+
Illinois	226,499	A
New York	193,317	A+
California	181,772	AA-
Other states	1,566,806	A+
Total	$2,791,212

At December 31, 2020, the municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Texas and Florida. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 26.6% of the Company’s fixed maturity portfolio at December 31, 2020. 1.5% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds, which were rated AAA at December 31, 2020. 2.2% of the Company’s taxable fixed maturity securities, representing 0.6% of its total fixed maturity portfolio, were rated below investment grade at December 31, 2020. Below investment grade issues are considered "watch list" items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At December 31, 2020, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $691.8 million in common stocks, $32.7 million in non-redeemable preferred stocks, and $79.4 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 14.6% of total investments at fair value at December 31, 2020. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured as the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at December 31, 2020 and 2019:

	December 31,
	2020	2019
	(Amounts in thousands, except Average Beta)
Average Beta	1.11	0.83
Hypothetical reduction of 25% in the overall value of the stock market	$191,970	$121,671
Hypothetical reduction of 50% in the overall value of the stock market	$383,939	$243,342

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
The fixed maturity portfolio at December 31, 2020, which represented 75.1% of total investments at December 31, 2020, at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 3.0 years at December 31, 2020.
If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at December 31, 2020 would decrease by $119.3 million and $238.7 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company’s fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Mercury General Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules I, II, and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Loss and loss adjustment expense reserves
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company estimates loss and loss adjustment expense reserves (loss reserves) to cover incurred losses and loss adjustment expenses. Specifically, loss reserves are established based on the Company’s assessment of claims pending and the development of prior years’ loss liabilities. As of December 31, 2020, the loss and loss adjustment expense reserves balance was $1.99 billion, which included catastrophe losses of $64 million.

We identified the evaluation of loss reserves, excluding catastrophe losses, as a critical audit matter. Subjective auditor judgment was required to assess the Company’s selected methods and assumptions, such as paid and incurred loss development factors, used to estimate loss reserves. Specialized actuarial skills and knowledge were needed to evaluate the Company’s actuarial methodologies and the estimate of future claims payment and reporting patterns based on observed historical patterns.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s reserving process. This included controls related to the selection of methods and assumptions used in the estimate of loss reserves. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:

• assessing the Company’s methodology for estimating loss reserves by comparing it to generally accepted actuarial methods

• evaluating the Company’s estimates for certain lines of business by performing independent analyses of loss reserves using the Company’s underlying historical claims data

• evaluating the Company’s estimates for the remaining lines of business in comparison to internal experience and related industry trends

• developing a range of reserves based on actuarial methodologies and comparing to the Company’s total recorded loss reserves

• evaluating the year-over-year movements of the Company’s recorded loss reserves within the developed range of reserves.

/s/    KPMG LLP

We have served as the Company’s auditor since 1963.
Los Angeles, California
February 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Mercury General Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Mercury General Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules I, II, and IV (collectively, the consolidated financial statements), and our report dated February 16, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/    KPMG LLP
Los Angeles, California
February 16, 2021

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2020	2019
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $3,388,418; $2,973,276)	$3,549,810	$3,093,275
Equity securities (cost $695,150; $648,282)	803,851	724,751
Short-term investments (cost $376,547; $494,060)	375,609	494,135
Total investments	4,729,270	4,312,161
Cash	348,479	294,398
Receivables:
Premiums	599,070	606,316
Allowance for credit losses on premiums receivable	(10,000)	(1,445)
Premiums receivable, net of allowance for credit losses	589,070	604,871
Accrued investment income	42,985	40,107
Other	10,730	6,464
Total receivables	642,785	651,442
Reinsurance recoverables	48,579	78,774
Allowance for credit losses on reinsurance recoverables	(91)	—
Reinsurance recoverables, net of allowance for credit losses	48,488	78,774
Deferred policy acquisition costs	246,994	233,166
Fixed assets, net	178,923	168,986
Operating lease right-of-use assets	40,554	44,909
Current income taxes	—	7,642
Goodwill	42,796	42,796
Other intangible assets, net	11,322	10,636
Other assets	38,635	44,247
Total assets	$6,328,246	$5,889,157
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$1,991,304	$1,921,255
Unearned premiums	1,405,873	1,355,547
Notes payable	372,532	372,133
Accounts payable and accrued expenses	194,421	143,318
Operating lease liabilities	43,825	47,996
Current income taxes	10,426	—
Deferred income taxes	41,132	27,964
Other liabilities	236,136	221,442
Total liabilities	4,295,649	4,089,655
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000 shares; issued and outstanding 55,358; 55,358	98,970	98,828
Retained earnings	1,933,627	1,700,674
Total shareholders’ equity	2,032,597	1,799,502
Total liabilities and shareholders’ equity	$6,328,246	$5,889,157
See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Net premiums earned	$3,555,635	$3,599,418	$3,368,411
Net investment income	134,858	141,263	135,838
Net realized investment gains (losses)	85,731	222,793	(133,520)
Other	8,287	9,044	9,275
Total revenues	3,784,511	3,972,518	3,380,004
Expenses:
Losses and loss adjustment expenses	2,395,343	2,706,024	2,576,789
Policy acquisition costs	627,788	602,085	572,164
Other operating expenses	285,831	269,305	244,630
Interest	17,048	17,035	17,036
Total expenses	3,326,010	3,594,449	3,410,619
Income (loss) before income taxes	458,501	378,069	(30,615)
Income tax expense (benefit)	83,894	57,982	(24,887)
Net income (loss)	$374,607	$320,087	$(5,728)
Net income (loss) per share:
Basic	$6.77	$5.78	$(0.10)
Diluted	$6.77	$5.78	$(0.10)

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Common stock, beginning of year	$98,828	$98,026	$97,523
Proceeds of stock options exercised	—	701	358
Share-based compensation expense	142	123	145
Withholding tax on stock options exercised	—	(22)	—
Common stock, end of year	98,970	98,828	98,026
Retained earnings, beginning of year	1,700,674	1,519,658	1,663,864
Cumulative effect of adopting ASU 2016-13 (Note1)	(2,014)	—	—
Retained earnings, beginning of year, as adjusted	1,698,660	1,519,658	1,663,864
Net income (loss)	374,607	320,087	(5,728)
Dividends paid to shareholders	(139,640)	(139,071)	(138,478)
Retained earnings, end of year	1,933,627	1,700,674	1,519,658
Total shareholders’ equity, end of year	$2,032,597	$1,799,502	$1,617,684
See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$374,607	$320,087	$(5,728)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,463	64,730	58,791
Net realized investment (gains) losses	(85,731)	(222,793)	133,520
Decrease (increase) in premiums receivable	13,946	(49,832)	(80,979)
Decrease (increase) in reinsurance recoverables	30,127	142,314	(164,739)
Changes in current and deferred income taxes	31,236	72,545	(13,898)
Increase in deferred policy acquisition costs	(13,828)	(18,035)	(16,980)
Increase in loss and loss adjustment expense reserves	70,049	91,843	318,799
Increase in unearned premiums	50,326	119,366	134,254
Increase in accounts payable and accrued expenses	51,988	26,493	6,586
Share-based compensation	142	123	145
Other, net	14,291	(27,163)	13,663
Net cash provided by operating activities	605,616	519,678	383,434
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(878,213)	(491,795)	(706,224)
Sales	168,087	136,560	189,306
Calls or maturities	250,878	316,860	334,626
Equity securities available for sale in nature:
Purchases	(1,230,785)	(1,174,759)	(1,026,827)
Sales	1,174,540	1,088,701	954,755
Calls	3,880	—	—
Changes in securities payable and receivable	873	(2,536)	4,035
Decrease (increase) in short-term investments	118,830	(240,391)	45,747
Purchase of fixed assets	(39,953)	(40,088)	(27,959)
Other, net	20,577	6,247	10,105
Net cash used in investing activities	(411,286)	(401,201)	(222,436)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(139,640)	(139,071)	(138,478)
Proceeds from stock options exercised	—	701	358
Payments on finance lease obligations	(609)	—	—
Net cash used in financing activities	(140,249)	(138,370)	(138,120)
Net increase (decrease) in cash	54,081	(19,893)	22,878
Cash:
Beginning of year	294,398	314,291	291,413
End of year	$348,479	$294,398	$314,291
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$16,599	$16,586	$16,586
Income taxes paid (refunded), net	$52,659	$(14,564)	$(10,989)
See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
General
Mercury General Corporation ("Mercury General") and its subsidiaries (referred to herein collectively as the "Company") are primarily engaged in writing personal automobile insurance through 14 Insurance Companies in 11 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical protection, fire, and umbrella insurance. The private passenger automobile line of insurance business was more than 70% of the Company’s direct premiums written in 2020, 2019, and 2018, and approximately 88%, 88%, and 87% of the private passenger automobile premiums were written in California in 2020, 2019, and 2018, respectively. Premiums written represents the premiums charged on policies issued during a fiscal period, which is a statutory measure designed to determine production levels.
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
 __________
(1)American Mercury Lloyds Insurance Company is not owned but is controlled by the Company through its attorney-in-fact, Mercury Select Management Company, Inc.
(2)Mercury County Mutual Insurance Company is not owned but is controlled by the Company through a management contract.
(3)Special purpose investment vehicle.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions and balances have been eliminated.
Certain prior period amounts have been reclassified to conform with the current period presentation.

The Company did not have other comprehensive income (loss) in 2020, 2019 and 2018.
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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships or limited liability companies such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at December 31, 2020 and 2019. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These entities are non-consolidated VIEs as the Company has determined it is not the primary beneficiary. The Company's maximum exposure to loss is limited to the total carrying value of its investment that is included in equity securities in the Company's consolidated balance sheets. At December 31, 2020 and 2019, the Company had no outstanding unfunded commitments to these VIEs whereby the Company may be called by the VIEs during the commitment period to fund the purchase of new investments and the expenses of the VIEs.
Securities on Deposit
As required by statute, the Company’s insurance subsidiaries have securities deposited with the departments of insurance or similar governmental agencies in the states in which they are licensed to operate with fair values totaling $15 million and $16 million at December 31, 2020 and 2019, respectively.

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

The table below presents a summary of deferred policy acquisition cost amortization and net advertising expense:

	Year Ended December 31,
	2020	2019	2018
	(Amounts in millions)
Deferred policy acquisition cost amortization	$627.8	$602.1	$572.2
Net advertising expense	37.7	42.2	40.9
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

The Company periodically assesses long-lived assets or asset groups including building and equipment, for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. There were no impairment charges during 2020, 2019, and 2018.
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

The Company evaluates goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed their implied fair values. The Company qualitatively determines whether, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the qualitative assessments including future earnings, long-term strategies, and the Company’s annual planning and forecasting process. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the qualitative assessments could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. In addition, the Company evaluates other intangible assets using methods similar to those used for goodwill described above. As of December 31, 2020 and 2019, goodwill and other intangible impairment assessments indicated that there was no impairment.
Premium Revenue Recognition
Premium revenue is recognized on a pro-rata basis over the terms of the policies in proportion to the amount of insurance protection provided. Premium revenue includes installment and other fees for services which are recognized in the periods in which the services are rendered. Unearned premiums represent the portion of the written premium related to the unexpired policy term. Unearned premiums are predominantly computed monthly on a pro-rata basis and are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other assets. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs and maintenance costs, partially offset by investment income, to related unearned premiums. To the extent that any of the Company’s lines of insurance business become unprofitable, a premium deficiency reserve may be required. Net premiums written, a statutory measure designed to determine production levels, were $3.61 billion, $3.73 billion, and $3.50 billion in 2020, 2019, and 2018, respectively. The Company's net premiums written in 2020 were reduced by approximately $128 million due to premium refunds and credits to its eligible policyholders associated with the "Mercury Giveback" program for reduced driving and business activities following the outbreak of the COVID-19 pandemic.
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

Earnings Per Share
Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based on the weighted average shares of common stock and potential dilutive securities outstanding during the periods presented. At December 31, 2020 and 2019, potential dilutive securities consisted of outstanding stock options. See Note 17. Earnings Per Share, for the required disclosures relating to the calculation of basic and diluted earnings per share.
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

At December 31, 2020, the Company’s deferred income taxes were in a net liability position, which included a combination of ordinary and capital deferred tax benefits and expenses. In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

Reinsurance
Liabilities for unearned premiums and unpaid losses are stated in the accompanying consolidated financial statements before deductions for ceded reinsurance. Unpaid losses and unearned premiums that are ceded to reinsurers are carried in reinsurance recoverables and other assets, respectively, in the Company's consolidated balance sheets. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying contracts. Most of the Company's reinsurance premiums are recognized ratably over the contract period to the extent coverage remains available. Net premiums earned and losses and loss adjustment expenses are stated net of deductions for ceded reinsurance.

The Company is the assuming reinsurer under a Catastrophe Participation Reinsurance Contract ("Contract") effective through December 31, 2021. The Company reimburses up to $31 million in losses for a proportional share of a portfolio of catastrophe losses under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 71%. If the actual loss ratio is less than the threshold loss ratio, the Company is eligible to receive a certain portion of the underwriting profit.

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

The effect of reinsurance on property and casualty premiums written and earned was as follows:

	Year Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Premiums Written
Direct	$3,624,965	$3,742,627	$3,524,186
Ceded	(50,630)	(43,785)	(55,973)
Assumed	8,012	919	689
Net	$3,582,347	$3,699,761	$3,468,902
Premiums Earned
Direct	$3,574,898	$3,626,857	$3,386,192
Ceded	(56,212)	(56,725)	(48,941)
Assumed	8,067	910	665
Net	$3,526,753	$3,571,042	$3,337,916

The Company recognized ceded premiums earned of approximately $56 million, $57 million, and $49 million in 2020, 2019, and 2018, respectively, which are included in net premiums earned in its consolidated statements of operations, and ceded losses and loss adjustment expenses of approximately $(28) million, $(71) million, and $257 million in 2020, 2019, and 2018, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The negative ceded losses and loss adjustment expenses in 2020 were mainly due to the reimbursements from Pacific Gas and Electric Corporation ("PG&E") Subrogation Trust Fund to the Company for certain claims paid to its policyholders related to wildfires in recent past years, in accordance with PG&E's Plan of Reorganization approved by the United States Bankruptcy Court. These loss recoveries from PG&E were ceded to the Company's reinsurers as the original losses had previously been ceded to its reinsurers under the Treaty. The negative ceded losses and loss adjustment expenses in 2019 primarily resulted from the re-estimation of the catastrophe loss reserves, including estimated subrogation, on the 2018 Camp and Woolsey Fires and the 2017 Southern California wildfires, which had previously been ceded to reinsurers under the Treaty, in conjunction with the sale of the Company's subrogation rights during the first quarter of 2019. The re-estimation primarily benefited the Company's reinsurers. See Note 12. Loss and Loss Adjustment Expense Reserves for additional information.

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

Revenue from Contracts with Customers

The Company's revenue from contracts with customers that are in scope of Topic 606 represents the commission income that the Company's 100% owned insurance agencies, Auto Insurance Specialists LLC ("AIS") and PoliSeek AIS Insurance Solutions, Inc. ("Poliseek"), earned from third-party insurers. The Company's commission income from third-party insurers was approximately $18.0 million, $16.3 million and $16.0 million, with related expenses of approximately $11.8 million, $10.5 million and $10.5 million, for the years ended December 31, 2020, 2019 and 2018, respectively. Due to the immateriality of the Company's commission income and its related expenses to the overall consolidated financial statements, the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting in accordance with Topic 280, Segment Reporting (see Note 20. Segment Information).

AIS and PoliSeek are primarily engaged in the marketing and sales of insurance policies in private passenger automobile, commercial automobile and homeowners lines of business. Their revenues primarily consist of commission income received from property and casualty insurers. The primary performance obligation of AIS and Poliseek in return for the commission income from the insurers is to complete the sale of the policy and deliver the control of the policy to the insurer prior to the policy effective date. The total revenue from the sale of a policy is recognized when the sale is complete and the policy is effective as all the material aspects of the performance obligation are satisfied and the insurer is deemed to obtain control of the insurance policy at that time. The commission income is constrained such that the revenue is recognized only to the extent that the commission income received is not likely to be returned to the insurers due to policy cancellations. Any commission income not received when the sale is complete is recognized as commission income receivable, which is included in other receivables in the Company's consolidated balance sheets. Commission income receivable at December 31, 2020 and 2019 was approximately $1.2 million.

A refund liability is recorded for the expected amount of the commission income that has to be returned to the insurers based on estimated policy cancellations. The refund liability is computed for the entire portfolio of contracts as a practical expedient, using the expected value method based on all relevant information, including historical data. The refund liability at December 31, 2020 and 2019 was approximately $0.9 million and $0.7 million, respectively, which was included in other liabilities in the Company's consolidated balance sheets.

As of December 31, 2020 and 2019, the Company had no contract assets, contract liabilities, capitalized costs to obtain or fulfill a contract, or remaining performance obligations associated with unrecognized revenues.

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

The balance of capitalized implementation costs for cloud computing arrangements, net of accumulated amortization, was $4.8 million and $4.4 million at December 31, 2020 and December 31, 2019, respectively, which is included in other assets in the Company's consolidated balance sheets. The accumulated amortization was $2.1 million and $0.3 million at December 31, 2020 and December 31, 2019, respectively. The total amortization expense related to such capitalized implementation costs was $1.8 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively, which is included in other operating expenses in the Company's consolidated statements of operations. The Company had no amortization expenses related to such capitalized implementation costs for the year ended December 31, 2018.

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

The Company's investment portfolio, not including accrued investment income, was not affected by Topic 326 as it applies the fair value option to all of its investments.

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

Evaluating the current trends or economic conditions that impact the Company's ability to collect premiums receivable and projecting those into the remaining life of premiums receivable in order to develop a reasonable and supportable forecast of the ultimate collectibility involve significant judgment and assumptions about future economic conditions. The Company believes that the sustained high unemployment rate resulting from the outbreak of a novel strain of coronavirus (“COVID-19”) will lead to significant uncollectible amounts over the life of the premiums receivable balances outstanding at December 31, 2020. In addition, the Company has offered payment grace periods upon request from customers, which adds an element of uncertainty to the collectibility. Actual uncollectible amounts could be considerably more or less than the estimate. The Company monitors the overall credit risk of premiums receivable by regularly reviewing macroeconomic indicators such as unemployment and interest rates, regulatory developments such as restrictions on cancellation of policies for nonpayment of premiums, and insurance policy specific indicators such as trends in policy cancellations.

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Year Ended December 31,
	2020	2019	2018

Beginning balance	$1,445	$1,458	1,258
Cumulative effect of adopting ASU 2016-13	1,855	—	—
Beginning balance, as adjusted	3,300	1,458	1,258
Provision during the period for expected credit losses	10,294	6,162	6,463
Write-off amounts during the period	(4,406)	(7,000)	(6,908)
Recoveries during the period of amounts previously written off	812	825	645
Ending balance	$10,000	$1,445	$1,458

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

Generally, the Company uses a default analysis to estimate uncollectible reinsurance recoverables. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral and any liabilities held by the Company subject to a right of offset, and future default factors used to estimate the probability that the reinsurer may be unable to meet its future obligations in full. The determination of the future default factor is based on a historical default factor published by a major rating agency applicable to the particular financial strength rating class. Application of future default factors also requires considerable judgment and assumptions, such as timing of loss payments and duration of the outstanding recoverable balances. Based on its past experiences with major catastrophes, the Company assumed that the majority of the reinsurance recoverable balances on unpaid losses outstanding at December 31, 2020 will be billed and collected or written off over the course of the next 5 years, and that the outstanding reinsurance recoverable balances on paid losses will be collected or written off within a year.

AM Best's Financial Strength Ratings of the Company's reinsurers ranged between B++ and A++ at December 31, 2020. While a ratings downgrade would result in an increase in provision for uncollectible reinsurance recoverables and a charge to earnings in that period, a downgrade in and of itself does not imply that the Company will be unable to collect all of the reinsurance recoverables from the reinsurers in question. To the extent the creditworthiness of the Company's reinsurers were to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the allowance for uncollectible reinsurance recoverables. The Company monitors credit risk by reviewing the credit ratings of its reinsurers, adequacy of letters of credit, and broader industry risks such as catastrophes impacting our reinsurers.

The following table presents a summary of changes in allowance for credit losses on reinsurance recoverables:

	Year Ended December 31,
	2020	2019	2018

Beginning balance	$—	$—	$—
Cumulative effect of adopting ASU 2016-13	159	—	—
Beginning balance, as adjusted	159	—	—
Provision during the period for expected credit losses	(68)	—	—
Write-off amounts during the period	—	—	—
Recoveries during the period of amounts previously written off	—	—	—
Ending balance	$91	$—	$—

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

As a general policy, the Company writes off the accrued interest receivable balance when it receives a default notice or when the scheduled interest payment is not received, unless management determines that the default is temporary considering all of the relevant information. The Company believes that for the majority of its investment securities, writing off the uncollectible interest receivable balance within a year from the due date is considered timely. In all cases, the Company writes off the accrued interest receivable immediately if management determines that it is not reasonably expected that the payment will be received. The Company did not have any cumulative-effect adjustment as a result of adopting Topic 326 for its accrued interest receivables. The Company's accrued interest receivable balances are included in accrued investment income receivables in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off for the years ended December 31, 2020, 2019 and 2018.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or other interbank offered rates expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company expects to apply the optional expedients in this ASU to its unsecured credit facility that references LIBOR (see Note 8), when the facility is modified with a replacement rate before LIBOR expires. The Company does not expect any material impact on its consolidated financial statements and related disclosures resulting from applying this ASU.

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

The following table presents the fair values of financial instruments:

	December 31,
	2020	2019
	(Amounts in thousands)
Assets
Investments	$4,729,270	$4,312,161
Note receivable	5,725	5,665
Liabilities
Options sold	—	77
Unsecured notes	415,253	394,279
Investments

The Company applies the fair value option to all fixed maturity and equity securities and short-term investments at the time an eligible item is first recognized. The cost of investments sold is determined on a first-in and first-out method, and realized and unrealized gains and losses are included in net realized investment gains (losses) in the Company's consolidated statements of operations. See Note 3. Investments for additional information.

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

Unsecured Notes

The fair value of the Company’s publicly traded $375 million unsecured notes at December 31, 2020 and 2019 was obtained from a third party pricing service.

For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 4. Fair Value Measurements.

3. Investments

The following table presents gains (losses) due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Year Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Fixed maturity securities	$41,394	$104,379	$(53,927)
Equity securities	32,232	90,920	(77,494)
Short-term investments	(1,014)	1,295	(1,237)
Total gains (losses)	$72,612	$196,594	$(132,658)

The following table presents gross gains (losses) realized on the sales of investments:

	Year Ended December 31,
	2020			2019			2018
	(Amounts in thousands)
	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net
Fixed maturity securities	$1,884	$(4,296)	$(2,412)	$2,413	$(1,066)	$1,347	$549	$(3,563)	$(3,014)
Equity securities	75,591	(80,134)	(4,543)	47,411	(28,089)	19,322	43,420	(45,607)	(2,187)
Short-term investments	146	(2,438)	(2,292)	177	(2,133)	(1,956)	61	(2,429)	(2,368)
Contractual Maturity
At December 31, 2020, fixed maturity holdings rated below investment grade and non-rated comprised 1.3% of total investments at fair value. Additionally, the Company owns securities that are credit enhanced by financial guarantors that are subject to uncertainty related to market perception of the guarantors’ ability to perform. Determining the estimated fair value of municipal bonds could become more difficult should markets for these securities become illiquid.
The following table presents the estimated fair values of the Company's fixed maturity securities at December 31, 2020 by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
(Amounts in thousands)
Fixed maturity securities:
Due in one year or less	$246,708
Due after one year through five years	693,068
Due after five years through ten years	540,052
Due after ten years	2,069,982
Total	$3,549,810

Investment Income
The following table presents a summary of net investment income:

	Year Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Fixed maturity securities	$100,166	$102,254	$102,198
Equity securities	37,598	32,233	30,496
Short-term investments	2,822	12,381	8,789
Total investment income	$140,586	$146,868	$141,483
Less: investment expense	(5,728)	(5,605)	(5,645)
Net investment income	$134,858	$141,263	$135,838

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $17.6 million and $18.9 million in commercial mortgage-backed securities at December 31, 2020 and 2019, respectively.

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
Fair value measurement using NAV practical expedient - The fair values of private equity funds measured at net asset value are determined using NAV as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. The strategy of two of the three such funds with a fair value of approximately $78.2 million at December 31, 2020 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers, and equity interests in vehicles established to purchase and warehouse loans; the strategy of the other such fund with a fair value of approximately $1.2 million at December 31, 2020 is to achieve favorable long-term financial returns and measurable positive social and environmental returns by investing in privately held technology, healthcare, specialty consumer goods and service companies. The Company has made all of its capital contributions in such funds and had no outstanding unfunded commitments at December 31, 2020 with respect to the funds. The underlying assets of the funds are expected to be liquidated over the period of approximately one year to nine years from December 31, 2020. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$13,816	$—	$—	$13,816
Municipal securities	—	2,791,212	—	2,791,212
Mortgage-backed securities	—	93,264	—	93,264
Corporate securities	—	241,366	—	241,366
Collateralized loan obligations	—	256,891	—	256,891
Other asset-backed securities	—	153,261	—	153,261
Total fixed maturity securities	13,816	3,535,994	—	3,549,810
Equity securities:
Common stock	691,782	—	—	691,782
Non-redeemable preferred stock	—	32,660	—	32,660
Private equity funds measured at net asset value (1)				79,409
Total equity securities	691,782	32,660	—	803,851
Short-term investments:
Short-term bonds	21,999	4,929	—	26,928
Money market instruments	348,676	—	—	348,676
Other	5	—	—	5
Total short-term investments	370,680	4,929	—	375,609
Other assets:
Note receivable	—	5,725	—	5,725
Total assets at fair value	$1,076,278	$3,579,308	$—	$4,734,995

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$22,637	$—	$—	$22,637
Municipal securities	—	2,554,208	—	2,554,208
Mortgage-backed securities	—	63,003	—	63,003
Corporate securities	—	235,565	—	235,565
Collateralized debt obligations	—	199,217	—	199,217
Other asset-backed securities	—	18,645	—	18,645
Total fixed maturity securities	22,637	3,070,638	—	3,093,275
Equity securities:
Common stock	586,367	—	—	586,367
Non-redeemable preferred stock	—	49,708	—	49,708
Private equity fund	—	—	1,203	1,203
Private equity fund measured at net asset value (1)				87,473
Total equity securities	586,367	49,708	1,203	724,751
Short-term investments:
Short-term bonds	2,822	30,080	—	32,902
Money market instruments	461,233	—	—	461,233
Total short-term investments	464,055	30,080	—	494,135
Other assets:
Note receivable	—	5,665	—	5,665
Total assets at fair value	$1,073,059	$3,156,091	$1,203	$4,317,826
Liabilities
Other liabilities:
Options sold	77	—	—	77
Total liabilities at fair value	$77	$—	$—	$77
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

The following table presents a summary of changes in fair value of Level 3 financial assets:

	Private Equity Fund
	Year Ended December 31,
	2020	2019
	(Amounts in thousands)
Beginning balance	$1,203	$1,445
Net realized (losses) gains included in earnings	(1)	101
Settlements	—	(343)
Transfer out (1)	(1,202)	—
Ending balance	$—	$1,203
The amount of total gains for the period included in earnings attributable to assets still held at December 31	$—	$93
__________
(1) The private equity fund was reclassified from Level 3 to private equity funds measured at net asset value due to the use of the NAV practical expedient in measuring the fair value of the fund at March 31, 2020.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy in 2020 and 2019. A private equity fund was reclassified from Level 3 to private equity funds measured at net asset value at March 31, 2020, as described above.

At December 31, 2020 and 2019, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$372,532	$415,253	$—	$415,253	$—

	December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$372,133	$394,279	$—	$394,279	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at December 31, 2020 and 2019 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 8. Notes Payable for additional information on unsecured notes.

5. Fixed Assets
The following table presents the components of fixed assets:

	December 31,
	2020	2019
	(Amounts in thousands)
Land	$18,152	$18,152
Buildings and improvements	139,274	140,567
Furniture and equipment	46,450	70,355
Capitalized software	254,066	244,425
Leasehold improvements	7,004	7,547
	464,946	481,046
Less: accumulated depreciation and amortization	(286,023)	(312,060)
Fixed assets, net	$178,923	$168,986

Depreciation expense, including amortization of leasehold improvements, was $28.0 million, $23.2 million, and $19.9 million for 2020, 2019, and 2018, respectively.

In August 2017, the Company completed the sale of approximately six acres of land located in Brea, California (the "Property"), for a total sale price of approximately $12.2 million. Approximately $5.7 million of the total sale price was received in the form of a promissory note (the "Note") and the remainder in cash. The Note is secured by a first trust deed and an assignment of rents on the Property, and bears interest at an annual rate of 3.5%, payable in monthly installments. The Note was originally set to mature on August 31, 2020. Effective August 1, 2020, the maturity date was extended to August 31, 2021, with no change in the annual interest rate. The fair value of the Note is included in other assets in the Company's consolidated balance sheets, and interest earned on the Note is recognized in other revenues in the Company's consolidated statements of operations.

6. Deferred Policy Acquisition Costs
Deferred policy acquisition costs were as follows:

	December 31,
	2020	2019	2018
	(Amounts in thousands)
Balance, beginning of year	$233,166	$215,131	$198,151
Policy acquisition costs deferred	641,616	620,120	589,144
Amortization	(627,788)	(602,085)	(572,164)
Balance, end of year	$246,994	$233,166	$215,131

7. Leases

The Company has operating leases for office space for insurance operations and administrative functions, automobiles for certain employees and general uses, and office equipment such as printers and computers. In addition, the Company has finance leases for electronic data processing ("EDP") equipment. As of December 31, 2020, the Company's leases had remaining terms ranging from less than 1 year to approximately 7 years. These leases may contain provisions for periodic adjustments to rates and charges applicable under such lease agreements. These rates and charges also may vary with the Company's level of use. Certain of these leases include one or more options to renew or early terminate, and the exercise of these options is at the Company's sole discretion. Certain leases also include options to purchase the leased property. The Company's lease agreements do not contain any residual value guarantees.

The Company adopted ASU 2016-02, "Leases (Topic 842)," on January 1, 2019, using a modified retrospective transition method. Under this transition method, its financial results reported in periods prior to 2019 were unchanged.

The Company determines if an arrangement is a lease at inception. Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The Company uses its estimated incremental borrowing rate for leases for office space, office equipment and EDP equipment, which is derived from information available at the lease commencement date, in determining the present value of lease payments, as the rate implicit in the lease is not readily available for such leases. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates. For automobile leases, the Company uses the rate implicit in the lease at the lease commencement date in determining the present value of lease payments, as the readily-determinable implicit rate is provided in such leases.

The Company's lease terms include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company does not use the short-term lease exemption practical expedient and records all leases on the balance sheets, including leases with a term of twelve months or less. The Company accounts for the lease and non-lease components as a single lease component for leases for office space, automobiles, and office equipment, while it accounts for the lease components separately from the non-lease components for EDP equipment leases.

The components of lease cost along with its classification on the Company's consolidated statements of operations were as follows:

		Year Ended December 31,
Lease Cost	Classification	2020	2019
		(Amounts in thousands)
Operating lease cost (1)	Other operating expenses	$15,814	$15,146
Finance lease cost:
Amortization of assets	Other operating expenses	338	—
Interest on lease liabilities	Interest expense	13	—
Variable lease cost (1)	Other operating expenses	1,697	2,196
Total lease cost		17,862	17,342
__________
(1) Includes short-term leases, which are immaterial.

Total rent expense recognized under the Company's various operating lease agreements was $14.9 million for the year ended December 31, 2018.

The components of lease assets and liabilities along with their classification on the Company's consolidated balance sheets were as follows:

		December 31,
Lease Assets and Liabilities	Classification	2020	2019
		(Amounts in thousands)
Operating lease assets	Operating lease right-of-use assets	$40,554	$44,909
Operating lease liabilities	Operating lease liabilities	43,825	47,996
Finance lease assets	Other assets	3,107	—
Finance lease liabilities	Other liabilities	2,836	—

Weighted-average lease term and discount rate were as follows:

	December 31,
	2020	2019
Weighted-average remaining lease term (in years):
Operating leases	3.8	4.4
Finance leases	5.1	—

Weighted-average discount rate:
Operating leases	2.82%	3.02%
Finance leases	0.82%	—

Supplemental cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2020	2019
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,539	$14,289
Operating cash flows from finance leases	13	—
Financing cash flows from finance leases	609	—

ROU assets obtained in exchange for lease liabilities:
Operating leases	8,673	15,372
Finance leases	3,047	—

Maturities of lease liabilities as of December 31, 2020 were as follows:

Year	Operating Leases	Finance Leases
	(Amounts in thousands)
2021	15,370	622
2022	12,739	622
2023	8,095	622
2024	4,388	622
2025	2,832	398
2026 and thereafter	$2,985	$—
Total lease payments	$46,409	$2,886
Less: Imputed interest	2,584	50
Total lease obligations	$43,825	$2,836

As of December 31, 2020, the Company had additional lease commitments that have not yet commenced of approximately $5 million with each lease term ranging from approximately 3 years to 4 years. These leases will commence in 2021.

8. Notes Payable

The following table presents information about the Company's notes payable:

				December 31,
	Lender	Interest Rate	Expiration	2020	2019
				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America and Wells Fargo Bank	LIBOR plus 112.5-162.5 basis points	March 29, 2022	—	—
Total principal amount				375,000	375,000
Less unamortized discount and debt issuance costs(3)				2,468	2,867
Total				$372,532	$372,133
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
(2)On March 29, 2017, the Company entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 15.6% at December 31, 2020, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of February 16, 2021, there have been no borrowings under this facility.
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

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ("RBC") ratio under the unsecured credit facility at December 31, 2020.

Debt maturities for each of the next five years and thereafter as of December 31, 2020 are as follows:

Maturity	Amounts
(in thousands)
2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	375,000
Total	$375,000

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

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Liability Derivatives
	December 31, 2020	December 31, 2019
	(Amounts in thousands)
Options sold - Other liabilities	$—	$77
Total derivatives	$—	$77

	Gains (Losses) Recognized in Income
	Year Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Total return swaps - Net realized investment gains (losses)	$—	$1,039	$(3,783)
Options sold - Net realized investment gains (losses)	22,306	6,339	10,498
Total	$22,306	$7,378	$6,715

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

10. Goodwill and Other Intangible Assets

Goodwill
There were no changes in the carrying amount of goodwill during 2020 and 2019. No accumulated goodwill impairment losses existed at December 31, 2020 and 2019. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during 2020 and 2019. The Company considered the potential impact of the COVID-19 pandemic on the market factors affecting the fair values of the reporting units in its annual impairment review in 2020 and determined such factors did not indicate a goodwill impairment for any of the reporting units with goodwill. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 20. Segment Information for additional information on the reportable business segment).

Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of December 31, 2020
Customer relationships	$54,862	$(52,640)	$2,222	11
Trade names	15,400	(7,700)	7,700	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total intangible assets, net	$75,962	$(64,640)	$11,322

As of December 31, 2019
Customer relationships	$53,213	$(52,319)	$894	11
Trade names	15,400	(7,058)	8,342	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total intangible assets, net	$74,313	$(63,677)	$10,636

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during 2020 and 2019.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $1.0 million, $5.1 million, and $5.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. None of the intangible assets with definite useful lives are anticipated to have a residual value.

The following table presents the estimated future amortization expense related to other intangible assets as of December 31, 2020:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
2021	$1,067
2022	1,043
2023	879
2024	851
2025	807
Thereafter	5,275
Total	$9,922

11. Income Taxes

Income tax provision
The Company and its subsidiaries file a consolidated federal income tax return. The income tax expense (benefit) consisted of the following components:

	Year Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Federal
Current	$69,554	$18,109	$14,190
Deferred	12,340	40,413	(39,244)
	$81,894	$58,522	$(25,054)
State
Current	$1,172	$(1,430)	$1,982
Deferred	828	890	(1,815)
	$2,000	$(540)	$167
Total
Current	$70,726	$16,679	$16,172
Deferred	13,168	41,303	(41,059)
Total	$83,894	$57,982	$(24,887)

In computing taxable income, property and casualty insurers reduce underwriting income by losses and loss adjustment expenses incurred. The amount of the deduction for losses incurred associated with unpaid losses is discounted at the interest rates and for the loss payment patterns prescribed by the U.S. Treasury. The Tax Cuts and Jobs Act of 2017 (the "Act") changed the prescribed interest rates to rates based on corporate bond yield curves and extended the applicable time periods for the loss payment pattern. These changes are effective for tax years beginning after 2017 and are subject to a transition rule that spreads the additional tax payments from the amount determined by applying these changes versus the previous calculated amount over the subsequent eight years beginning in 2018. The Company recorded a total deferred tax liability adjustment of approximately $8.6 million at December 31, 2018 related to the changes in discounting of unpaid losses included in the Act based on the guidance published in 2018 by the Internal Revenue Service. As of December 31, 2020 and 2019, the balance of the deferred tax liability related to changes in discounting of unpaid losses was $5.6 million, and $6.7 million, respectively.

The following table presents a reconciliation of the tax expense (benefit) based on the statutory rate to the Company's actual tax expense (benefit) in the consolidated statements of operations:

	Year Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Computed tax expense (benefit) at 21%	$96,285	$79,394	$(6,429)
Tax-exempt interest income	(12,270)	(12,909)	(13,507)
Dividends received deduction	(1,335)	(1,276)	(1,082)
State tax (benefit) expense	1,678	(869)	439
Nondeductible expenses	983	526	390
Change in federal tax contingency reserve	—	(2,588)	—
Reversal of AMT credit reduction (1)	—	—	(4,088)
Other, net	(1,447)	(4,296)	(610)
Income tax expense (benefit)	$83,894	$57,982	$(24,887)
__________
(1) As a result of a determination made by the Office of Management and Budget in 2018, the Company reversed the previously recorded provisional 6.6% sequestration reduction to its alternative minimum tax (“AMT”) credit, which originally resulted from repeal of the corporate AMT and reclassification of AMT credit carryforwards to current taxes receivable as a refundable credit.
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

The following table presents the significant components of the Company’s net deferred tax assets and liabilities:

	December 31,
	2020	2019
	(Amounts in thousands)
Deferred tax assets:
20% of net unearned premiums	$61,067	$58,448
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	15,090	12,769
Write-down of impaired investments	293	314
Expense accruals	14,432	8,099
Other deferred tax assets	6,401	3,348
Total gross deferred tax assets	97,283	82,978

Deferred tax liabilities:
Deferred policy acquisition costs	(51,869)	(48,964)
Tax liability on net unrealized gain on securities carried at fair value	(56,531)	(41,273)
Tax depreciation in excess of book depreciation	(12,632)	(8,105)
Undistributed earnings of insurance subsidiaries	(3,382)	(2,855)
Tax amortization in excess of book amortization	(4,666)	(3,264)
Other deferred tax liabilities	(9,335)	(6,481)
Total gross deferred tax liabilities	(138,415)	(110,942)

Net deferred tax liabilities	$(41,132)	$(27,964)

Uncertainty in Income Taxes
The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements.

There was a $1.4 million decrease to the total amount of unrecognized tax benefits related to tax uncertainties during 2020. The decrease was the result of a payment of an assessment related to a California Franchise Tax Board (“FTB”) audit for tax years 2014 through 2016. The Company does not expect any changes in unrecognized tax benefits to have a material impact on its consolidated financial statements within the next 12 months.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2017 through 2019 for federal taxes, and 2011 through 2013 and 2017 through 2019 for California state taxes. For tax years 2014 through 2016, the Company received Notices of Proposed Assessments (“NPAs”) related to the Company’s California apportionment factor and paid the total assessment with interest to the FTB in the third quarter of 2020. For tax years 2011 through 2013, the Company received NPAs and submitted a formal protest to the FTB in 2018. For tax years 2017 through 2019, the FTB initiated its examination in the fourth quarter of 2020.

If a reasonable settlement is not reached, the Company intends to pursue other options, including a formal hearing with the FTB, an appeal with the California Office of Tax Appeals, or litigation in Superior Court.
The Company believes that the resolution of these examinations and assessments will not have a material impact on the financial position of the Company.

The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits:

	December 31,
	2020	2019
	(Amounts in thousands)
Balance at January 1	$6,051	$10,615
Additions (reductions) based on tax positions related to:
Current year	—	—
Prior years	(1,417)	(4,564)
Balance at December 31	$4,634	$6,051

If unrecognized tax benefits were recognized, $6.2 million and $7.2 million, including accrued interest, penalties and federal tax benefit related to unrecognized tax benefits, would impact the Company’s effective tax rate at December 31, 2020 and 2019, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of income taxes. The Company recognized an accrued net expense (benefit) related to interest and penalty of approximately $0.2 million, $(0.1) million, and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The net benefit for the year ended 2019 was largely due to the reversal of accrued interest and penalty following the updates from the FTB for tax years 2014 through 2016. The Company carried an accrued interest and penalty balance of approximately $3.1 million and $2.8 million at December 31, 2020 and 2019, respectively.

12. Loss and Loss Adjustment Expense Reserves
The following table presents the activity in loss and loss adjustment expense reserves:

	Year Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Gross reserves at January 1	$1,921,255	$1,829,412	$1,510,613
Reinsurance recoverables on unpaid losses	(76,100)	(180,859)	(64,001)
Cumulative effect of adopting ASU 2016-13	149	—	—
Reinsurance recoverables on unpaid losses, as adjusted	(75,951)	(180,859)	(64,001)
Net reserves at January 1, as adjusted	1,845,304	1,648,553	1,446,612
Incurred losses and loss adjustment expenses related to:
Current year	2,372,364	2,696,230	2,483,693
Prior years	22,979	9,794	93,096
Total incurred losses and loss adjustment expenses	2,395,343	2,706,024	2,576,789
Loss and loss adjustment expense payments related to:
Current year	1,366,661	1,651,550	1,543,828
Prior years	937,142	857,872	831,020
Total payments	2,303,803	2,509,422	2,374,848
Net reserves at December 31	1,936,844	1,845,155	1,648,553
Reinsurance recoverables on unpaid losses	54,460	76,100	180,859
Gross reserves at December 31	$1,991,304	$1,921,255	$1,829,412

The increase in the provision for insured events of prior years in 2020 of approximately $23.0 million primarily resulted from higher than estimated losses and loss adjustment expenses in the homeowners and commercial automobile lines of insurance business, partially offset by favorable development in the private passenger automobile line of insurance business.

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

The Company recorded catastrophe losses net of reinsurance of approximately $64 million, $53 million, and $67 million in 2020, 2019, and 2018, respectively. Catastrophe losses due to the catastrophe events that occurred in 2020 totaled approximately $69 million, with no reinsurance benefits used for these losses, resulting primarily from wildfires and windstorms in California and extreme weather events outside of California. These losses were partially offset by favorable development of approximately $5 million on prior years' catastrophe losses. Catastrophe losses before reinsurance benefits totaled approximately $57 million in 2019, resulting primarily from wildfires and winter storms in California, a hurricane in Texas, and tornadoes and wind and hail storms in the Midwest. These losses were partially offset by favorable development of approximately $4 million on prior years' catastrophe losses. Catastrophe losses before reinsurance benefits totaled approximately $289 million in 2018, resulting primarily from wildfires in Northern and Southern California and weather-related catastrophes across several states.

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

The following is information about incurred and paid claims development as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our two major product lines: automobile and homeowners lines of business. As the information presented is for these two major product lines only, the total incurred and paid claims development shown below does not correspond to the aggregate development presented in the table above, which is for all product lines and includes unallocated claims adjustment expenses. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated amount for unreported claims. The number of claims is measured by claim event (such as a car accident or storm damage) and an individual claim event may result in more than one reported claim. The Company considers a claim that does not result in a liability as a claim closed without payment.

The information about incurred and paid claims development for the years ended December 31, 2011 to 2019 is presented as unaudited supplementary information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Automobile Insurance)											As of December 31, 2020
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020
	(Amounts in thousands)										(Amounts in thousands)
2011	$1,343,919	$1,367,000	$1,380,557	$1,388,363	$1,393,878	$1,398,518	$1,405,112	$1,401,178	$1,401,151	$1,401,543	$59	181
2012		1,424,754	1,408,222	1,409,104	1,414,878	1,426,735	1,436,034	1,438,250	1,439,660	1,440,537	116	181
2013			1,448,567	1,431,058	1,447,881	1,458,421	1,464,071	1,468,294	1,468,237	1,468,747	816	185
2014				1,467,175	1,454,366	1,473,545	1,486,322	1,498,504	1,501,075	1,501,713	718	180
2015					1,551,105	1,588,443	1,610,839	1,634,435	1,645,950	1,649,170	4,577	170
2016						1,672,853	1,669,642	1,713,696	1,731,997	1,732,410	8,206	155
2017							1,703,857	1,727,277	1,741,825	1,733,425	22,626	149
2018								1,781,817	1,773,502	1,785,071	60,829	146
2019									1,916,269	1,911,268	165,108	147
2020										1,514,551	407,969	85
									Total	$16,138,435
__________
(1) The information for the years 2011 to 2019 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Automobile Insurance)
	For the Years Ended December 31,
Accident Year	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020
	(Amounts in thousands)
2011	$926,983	$1,152,459	$1,277,808	$1,347,082	$1,378,920	$1,391,101	$1,394,684	$1,400,441	$1,400,958	$1,401,592
2012		955,647	1,194,648	1,304,511	1,372,828	1,409,911	1,422,705	1,434,956	1,438,686	1,440,482
2013			974,445	1,217,906	1,340,724	1,413,999	1,447,004	1,460,352	1,464,277	1,466,356
2014				967,481	1,231,413	1,358,472	1,432,472	1,476,944	1,490,366	1,496,814
2015					1,040,253	1,336,223	1,466,368	1,560,480	1,614,188	1,634,780
2016						1,094,006	1,395,199	1,554,217	1,656,192	1,699,069
2017							1,076,079	1,399,202	1,561,850	1,648,328
2018								1,082,127	1,417,637	1,588,049
2019									1,134,859	1,494,342
2020										825,398
									Total	$14,695,210
				All outstanding liabilities before 2011, net of reinsurance						(531)
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$1,442,694
__________
(1) The information for the years 2011 to 2019 is presented as unaudited supplemental information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Homeowners' Insurance)											As of December 31, 2020
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020
	(Amounts in thousands)										(Amounts in thousands)
2011	$167,414	$170,623	$170,052	$169,600	$169,390	$169,621	$170,126	$170,334	$170,174	$170,402	$167	23
2012		196,063	188,010	190,376	191,548	192,057	191,804	192,905	192,790	193,002	120	25
2013			191,903	188,915	188,026	186,795	187,165	188,014	187,147	187,683	142	23
2014				199,298	202,621	203,218	202,513	204,986	208,003	208,743	592	25
2015					234,800	234,881	233,501	236,855	238,652	239,941	2,950	24
2016						250,691	259,489	259,497	259,708	260,496	1,821	24
2017							309,491	295,163	288,322	289,869	2,702	30
2018								311,798	308,361	310,695	9,704	25
2019									359,643	366,139	17,580	30
2020										420,257	77,396	26
									Total	$2,647,227
__________
(1) The information for the years 2011 to 2019 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Homeowners' Insurance)
	For the Years Ended December 31,
Accident Year	2011(1)	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020
	(Amounts in thousands)
2011	$111,909	$153,845	$162,870	$166,375	$167,806	$168,621	$168,914	$169,757	$169,899	$169,958
2012		128,618	175,029	182,756	188,121	190,373	190,649	191,660	192,362	192,454
2013			133,528	174,295	180,858	183,860	185,168	186,132	186,494	186,816
2014				139,615	186,996	194,605	198,758	202,193	203,333	207,524
2015					163,196	213,994	224,178	230,480	234,683	235,971
2016						173,537	234,215	245,878	253,919	256,642
2017							217,900	269,254	278,341	283,311
2018								213,038	271,534	286,658
2019									240,240	324,953
2020										271,208
									Total	$2,415,495
				All outstanding liabilities before 2011, net of reinsurance						1,457
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$233,189
__________
(1) The information for the years 2011 to 2019 is presented as unaudited supplemental information.

The following is unaudited supplementary information about average historical claims duration as of December 31, 2020.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Automobile insurance	62.6%	17.6%	8.7%	5.2%	2.6%	1.0%	0.5%	0.3%	0.1%	—%

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Homeowners insurance	67.9%	21.9%	4.1%	2.3%	1.2%	0.4%	0.7%	0.3%	0.1%	—%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows:

Reconciliation of the Disclosure of Incurred and Paid Claims Development
to the Loss and Loss Adjustment Expense Reserves

December 31, 2020
(Amounts in thousands)
Net outstanding liabilities
Automobile insurance	$1,442,694
Homeowners' insurance	233,189
WAIC automobile insurance	13,903
Other short-duration insurance lines	130,291
Loss and loss adjustment expense reserves, net of reinsurance recoverables on unpaid losses	1,820,077
Reinsurance recoverables on unpaid losses
Automobile insurance	18,187
Homeowners' insurance	35,214
Other short-duration insurance lines	1,059
Total reinsurance recoverables on unpaid losses	54,460
Insurance lines other than short-duration	676
Unallocated claims adjustment expenses	116,091
116,767
Total gross loss and loss adjustment expense reserves	$1,991,304

13. Dividends
The following table presents shareholder dividends paid:

	Year Ended December 31,
	2020	2019	2018
	(Amounts in thousands, except per share data)
Total paid	$139,640	$139,071	$138,478
Per share paid	$2.5225	$2.5125	$2.5025

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. As of December 31, 2020, the insurance subsidiaries of the Company are permitted to pay approximately $222 million in dividends in 2021 to Mercury General without the prior approval of the DOI of domiciliary states. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay shareholder dividends. During 2020, 2019, and 2018, the Insurance Companies paid Mercury General ordinary dividends of $121 million, $114 million, and $135 million, respectively.

On February 12, 2021, the Board of Directors declared a $0.6325 quarterly dividend payable on March 31, 2021 to shareholders of record on March 17, 2021.
14. Statutory Balances and Accounting Practices
The Insurance Companies prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance departments of their domiciliary states. Prescribed statutory accounting practices primarily include those published as statements of statutory accounting principles by the National Association of Insurance Commissioners (the "NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2020, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The following table presents the statutory net income, and statutory capital and surplus of the Insurance Companies, as reported to regulatory authorities:

	Year Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Statutory net income(1)	$283,928	$135,670	$81,935
Statutory capital and surplus	$1,768,103	$1,539,998	$1,471,547
 __________
(1)Statutory net income reflects differences from GAAP net income, including changes in the fair value of the investment portfolio as a result of the application of the fair value option.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2020, 2019 and 2018, each of the Insurance Companies exceeded the minimum required RBC level, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios were less than 350% of the authorized control level RBC as of December 31, 2020, 2019 and 2018. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

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

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. The matching contributions, at a rate set by the Board of Directors, totaled $11.2 million, $9.9 million, and $9.0 million for 2020, 2019, and 2018, respectively.

The Plan also includes an employee stock ownership plan that covers substantially all employees. The Board of Directors authorizes the Plan to purchase the Company’s common stock in the open market for allocation to the Plan participants. No purchases were made during the past three years.

The Company also provides company-wide annual cash bonuses to all eligible employees based on performance criteria for each recipient and for the Company as a whole. The Company performance goals were based on the Company's premium growth and combined ratio. The Company paid a total of $11.6 million of company-wide annual cash bonuses to all its eligible employees in 2020. The Company did not pay any company-wide annual cash bonuses to all eligible employees in 2019 and 2018.

16. Share-Based Compensation

In February 2015, the Company adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan (the "2005 Plan") which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock under the 2015 Plan are authorized for issuance upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of RSU or deferred stock awards. As of December 31, 2020, the Company had 70,000 stock options granted and outstanding and 4,830,000 shares of common stock available for future grant under the 2015 Plan.

The following table presents a summary of cash received, compensation costs recognized and excess tax expense (benefit), related to the Company's share-based awards:

	Year Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Cash received from stock option exercises	$—	$701	$358
Compensation cost, all share-based awards	142	123	145
Excess tax (benefit) expense, all share-based awards	—	(7)	4

Stock Option Awards
Stock option awards become exercisable at a rate of 25% per year beginning one year from the date granted, are granted at the closing price of the Company's stock on the date of grant, and expire after 10 years.

In February 2018, the Compensation Committee of the Company's Board of Directors awarded a total of 80,000 stock options to four senior executives under the 2015 Plan which will vest over the four-year requisite service period. 10,000 of these stock options were forfeited in February 2019 following the departure of a senior executive. The fair values of these stock options were estimated on the date of grant using a closed-form option valuation model (Black-Scholes). No stock options were awarded in 2020 and 2019 under the 2015 Plan.

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

The following table presents a summary of the stock option activity for the year ended December 31, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2020	67,500	$43.01
Exercised	—	$—
Canceled or expired	—	$—
Outstanding at December 31, 2020	67,500	$43.01	7.1	$621
Exercisable at December 31, 2020	32,500	$43.01	7.1	$299

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the stock option exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock options been exercised on December 31, 2020. The aggregate intrinsic value of stock options exercised in 2019 and 2018 was $217,064 and $42,000, respectively. There were no stock options exercised in 2020. The total fair value of stock options vested in each of 2020 and 2019 was $141,584. There were no stock options vested in 2018.

The following table presents information regarding stock options outstanding at December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$43.01	67,500	7.1	$43.01	32,500	$43.01

As of December 31, 2020, the Company had $0.2 million of unrecognized compensation expense related to stock options awarded under the 2015 Plan, which will be recognized ratably over the remaining vesting period of approximately 1.1 years.

Restricted Stock Unit Awards

Under the 2015 Plan and 2005 Plan, the Compensation Committee of the Company’s Board of Directors granted performance-based vesting RSU awards to the Company’s senior management and key employees prior to 2017. No RSUs were awarded in 2020, 2019, and 2018 under the 2015 Plan.

The following table presents a summary of RSU awards activity, based on target vesting, during the years indicated:

	Year Ended December 31,
	2020		2019		2018
	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share
Outstanding at January 1	—	$—	75,250	$53.49	169,000	$53.66
Vested	—	$—	—	$—	—	$—
Forfeited/Canceled	—	$—	(6,000)	$53.49	(8,000)	$53.49
Expired	—	$—	(69,250)	$53.49	(85,750)	$53.80
Outstanding at December 31	—	$—	—	$—	75,250	$53.49

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

The fair value of each RSU grant was determined based on the closing price of the Company's common stock on the grant date for awards classified as equity and on each reporting date for awards classified as a liability. Compensation cost was recognized based on management’s best estimate of the performance goals that would be achieved at the end of the performance period, taking into account expected forfeitures. If the minimum performance goals were not met, no compensation cost was recognized and any recognized compensation cost was reversed.

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

17. Earnings Per Share
The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2020			2019			2018
	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(Amounts and numbers in thousands, except per-share data)
Basic EPS
Income (loss) available to common stockholders	$374,607	55,358	$6.77	$320,087	55,351	$5.78	$(5,728)	55,335	$(0.10)
Effect of dilutive securities:
Options	—	—		—	9		—	—
Diluted EPS
Income (loss) available to common stockholders after assumed conversions	$374,607	55,358	$6.77	$320,087	55,360	$5.78	$(5,728)	55,335	$(0.10)

Potentially dilutive securities representing approximately 67,500, 0, and 78,500 shares of common stock for 2020, 2019, and 2018, respectively, were excluded from the computation of diluted earnings (loss) per common share because their effect would have been anti-dilutive. For the year ended December 31, 2018, the dilutive impact of incremental shares was excluded as the Company generated a net loss.

18. Commitments and Contingencies

Leases
The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, office equipment, and EDP equipment that expire at various dates through the year 2028. See Note 7. Leases for additional information on leases and future lease payments as of December 31, 2020.
California Earthquake Authority ("CEA")
The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowners policies directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other income in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 28, 2020, the most recent date at which information was available, was approximately $78.0 million. There was no assessment made in 2020.
Regulatory Matters
On April 13, 2020, the California Insurance Commissioner issued Bulletin 2020-3 ordering insurers to make an initial premium adjustment within 120 days from the date of the Bulletin 2020-3 to adversely impacted California policyholders for the months of March and April 2020. The Commissioner granted insurers flexibility in determining how to quickly and fairly process the premium refunds. On May 15, 2020, the California Insurance Commissioner issued Bulletin 2020-4 extending the directives in Bulletin 2020-3 through May 31, 2020. The Bulletin 2020-8, originally issued on June 25, 2020 and amended on December 3, 2020, extended the previous directives of Bulletin 2020-3 and Bulletin 2020-4 through June 30, 2020, as well as any months subsequent to June 2020 because the COVID-19 pandemic continued to result in projected loss exposures remaining overstated or misclassified. The total amount of premiums returned to the Company's policyholders through refunds or credits in 2020 was approximately $128 million. The Company's net premiums earned was reduced by approximately $128 million for the twelve months ended December 31, 2020 as a result of these premium refunds and credits.

In November and December 2020, the California Insurance Commissioner issued a mandatory moratorium on cancellations and non-renewals of policies of residential property insurance after the declaration of a state of emergency through Bulletins 2020-11, 2020-12 and 2020-13. These Bulletins list declarations of a state of emergency issued by the California Governor in August, September and November 2020, along with the ZIP Codes within and adjacent to the fire perimeters in counties subject to each state of emergency. The mandatory moratorium prohibits insurers from canceling or refusing to renew a policy of residential property insurance for a property located in any ZIP Code listed in these Bulletins for one year after the declaration of a state of emergency and in effect at the time of the declared emergency, based solely on the fact that the insured structure is located in an area in which a fire has occurred. The Company will comply with these Bulletins and does not believe that these Bulletins will have a material adverse impact on its financial condition or cash flows.
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

The Company is also involved in proceedings relating to assessments made by the FTB. See Note 11. Income Taxes.

19. Quarterly Financial Information (Unaudited)
The following table presents summarized quarterly financial data for 2020 and 2019:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share data)
2020
Net premiums earned	$922,574	$811,897	$899,304	$921,860
Change in fair value of financial instruments pursuant to the fair value option	(240,990)	166,829	58,865	87,968
(Loss) income before income taxes	(180,705)	285,466	146,631	207,110
Net (loss) income	(139,204)	228,211	118,857	166,743
Basic (loss) earnings per share	(2.51)	4.12	2.15	3.01
Diluted (loss) earnings per share	(2.51)	4.12	2.15	3.01
Dividends paid per share	0.6300	0.6300	0.6300	0.6325

2019
Net premiums earned	$870,245	$888,776	$915,012	$925,384
Change in fair value of financial instruments pursuant to the fair value option	104,227	50,281	24,021	18,173
Income before income taxes	167,169	101,595	80,840	28,465
Net income	135,867	83,250	69,282	31,688
Basic earnings per share	2.46	1.50	1.25	0.57
Diluted earnings per share	2.45	1.50	1.25	0.57
Dividends paid per share	0.6275	0.6275	0.6275	0.6300

Net income for 2020 was primarily attributable to net premiums earned, net investment income, and net realized investment gains, partially offset by losses and loss adjustment expenses, including catastrophe losses and unfavorable development on prior accident years' loss and loss adjustment expense reserves, and operating expenses. Major factors contributing to net income for the fourth quarter of 2020 were underwriting profit and increases in the fair values of the Company’s fixed maturity and equity securities due to the overall improvement in fixed maturity and equity markets.

Net income for 2019 was primarily attributable to net premiums earned, net realized investment gains, and net investment income, partially offset by operating expenses and losses and loss adjustment expenses, including catastrophe losses and unfavorable development on prior accident years' loss and loss adjustment expense reserves. Main factors contributing to net income for the fourth quarter of 2019 were the increases in the fair values of the Company’s fixed maturity and equity securities due to decreases in market interest rates and the overall improvement in equity markets.

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
The following table presents operating results by reportable segment for the years ended:

	Year Ended December 31,
	2020			2019			2018
	Property & Casualty	Other	Total	Property & Casualty	Other	Total	Property & Casualty	Other	Total
	(Amounts in millions)
Net premiums earned	$3,526.8	$28.8	$3,555.6	$3,571.0	$28.4	$3,599.4	$3,337.9	$30.5	$3,368.4
Less:
Losses and loss adjustment expenses	2,381.5	13.8	2,395.3	2,692.7	13.3	2,706.0	2,562.0	14.8	2,576.8
Underwriting expenses	899.1	14.6	913.7	857.3	14.1	871.4	802.7	14.1	816.8
Underwriting gain (loss)	246.2	0.4	246.6	21.0	1.0	22.0	(26.8)	1.6	(25.2)
Investment income			134.9			141.3			135.8
Net realized investment gains (losses)			85.7			222.8			(133.5)
Other income			8.3			9.0			9.3
Interest expense			(17.0)			(17.0)			(17.0)
Pre-tax income (loss)			$458.5			$378.1			$(30.6)
Net income (loss)			$374.6			$320.1			$(5.7)

The following table presents the Company’s net premiums earned and direct premiums written by line of insurance business for the years ended:

	Year Ended December 31,
	2020			2019			2018
	Property & Casualty	Other	Total	Property & Casualty	Other	Total	Property & Casualty	Other	Total
	(Amounts in millions)
Private passenger automobile	$2,591.3	$—	$2,591.3	$2,756.5	$—	$2,756.5	$2,602.1	$—	$2,602.1
Homeowners	601.3	—	601.3	514.8	—	514.8	459.4	—	459.4
Commercial automobile	225.6	—	225.6	208.7	—	208.7	190.1	—	190.1
Other	108.6	28.8	137.4	91.0	28.4	119.4	86.3	30.5	116.8
Net premiums earned	$3,526.8	$28.8	$3,555.6	$3,571.0	$28.4	$3,599.4	$3,337.9	$30.5	$3,368.4

Private passenger automobile	$2,569.0	$—	$2,569.0	$2,820.5	$—	$2,820.5	$2,703.6	$—	$2,703.6
Homeowners	678.9	—	678.9	598.5	—	598.5	524.9	—	524.9
Commercial automobile	240.8	—	240.8	217.3	—	217.3	198.5	—	198.5
Other	136.3	29.2	165.5	106.3	32.0	138.3	97.2	26.7	123.9
Direct premiums written	$3,625.0	$29.2	$3,654.2	$3,742.6	$32.0	$3,774.6	$3,524.2	$26.7	$3,550.9

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None

Item 9A.Controls and Procedures

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, the Company’s management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this 2020 Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, which is included herein.
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

Item 9B.Other Information
None

PART III

Item 10.Directors, Executive Officers, and Corporate Governance
Item 11.Executive Compensation
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.Certain Relationships and Related Transactions, and Director Independence
Item 14.Principal Accounting Fees and Services
Information regarding executive officers of the Company is included in Part I. For other information called for by Items 10, 11, 12, 13 and 14, reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2020 and which is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:
1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2020 are contained herein as listed in the Index to Consolidated Financial Statements on page 52.
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
3. Exhibits

Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with the SEC
3.1	Articles of Incorporation of the Company, as amended to date.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended September 30, 2007, and is incorporated herein by this reference.
3.3	First Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2008, and is incorporated herein by this reference.
3.4	Second Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 25, 2009, and is incorporated herein by this reference.
3.5	Third Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 11, 2018, and is incorporated herein by this reference.
4.1	Shareholders’ Agreement dated as of October 7, 1985 among the Company, George Joseph and Gloria Joseph.	This document was filed as an exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).
4.2	Indenture, dated as of March 8, 2017, between Mercury General Corporation and Wilmington Trust, National Association.	This document was filed as an exhibit to Registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 8, 2017, and is incorporated herein by this reference.
4.3	First Supplemental Indenture, dated as of March 8, 2017, between Mercury General Corporation and Wilmington Trust, National Association.	This document was filed as an exhibit to Registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 8, 2017, and is incorporated herein by this reference.
4.4	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2019, and is incorporated herein by this reference.

10.1*	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).
10.2*	Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).
10.3*	Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).
10.4*	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
10.5*	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
10.6*	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
10.7*	Amendment 1999-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
10.8*	Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
10.9*	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
10.10*	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
10.11*	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
10.12*	Amendment 2003-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
10.13*	Amendment 2004-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
10.14*	Amendment 2006-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
10.15*	Amendment 2006-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.
10.16*	Amendment 2007-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
10.17*	Amendment 2008-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.18*	Amendment 2008-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.

10.19*	Amendment 2009-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
10.20*	Amendment 2009-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
10.21*	Amendment 2011-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by this reference.
10.22*	Amendment 2013-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by this reference.
10.23*	Amendment 2014-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
10.24*	Amendment 2014-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
10.25*	Amendment 2015-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by this reference.
10.26*	Amendment 2015-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by this reference.
10.27*	Amendment 2017-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2017, and is incorporated herein by this reference.
10.28*	Amendment 2019-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2018, and is incorporated herein by this reference.
10.29*	Amendment 2020-1 to the Mercury General Corporation Profit Sharing Plan.	Filed herewith.
10.30
Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Insurance Company.
This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.31	Expense Reimbursement and Services Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and American Mercury Insurance Company.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.32	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Georgia.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.33	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Georgia.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.34	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Illinois.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.35	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Illinois.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.36	Management Agreement effective January 1, 2002 between Mercury Insurance Services, LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
10.37	Management Agreement dated January 22, 1997 between Mercury County Mutual Insurance Company and Mercury Insurance Services, LLC.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.

10.38*	Mercury General Corporation Senior Executive Incentive Bonus Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 10, 2013, and is incorporated herein by this reference.
10.39*	Amended and Restated Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 1, 2010, and is incorporated herein by this reference.
10.40*	Form of Incentive Stock Option Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2005, and is incorporated herein by this reference.
10.41*	Form of Restricted Stock Unit Award Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2010, and is incorporated herein by this reference.
10.42*	Mercury General Corporation Annual Incentive Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 2, 2011, and is incorporated herein by this reference.
10.43*	Mercury General Corporation 2015 Incentive Award Plan
This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on February 20, 2015 (File No. 333-202204), and is incorporated herein by this reference.

10.44*	Form of Restricted Stock Unit Agreement under the Mercury General Corporation 2015 Incentive Award Plan
This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on February 20, 2015 (File No. 333-202204), and is incorporated herein by this reference.

10.45*	Form of Stock Option Agreement under the Mercury General Corporation 2015 Incentive Award Plan
This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on February 20, 2015 (File No. 333-202204), and is incorporated herein by this reference.

10.46*	Form of Restricted Stock Unit Agreement under the Mercury General Corporation 2015 Incentive Award Plan (2016 and later version).	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2016, and is incorporated herein by this reference.
10.47	Credit Agreement, dated as of March 29, 2017, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 3, 2017, and is incorporated herein by this reference.
10.48	First Amendment Agreement to Credit Agreement, dated as of March 22, 2019, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended March 31, 2020, and is incorporated herein by this reference.
10.49	Second Amendment Agreement to Credit Agreement, dated as of April 21, 2020, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended March 31, 2020, and is incorporated herein by this reference.
10.50	Third Amendment Agreement to Credit Agreement, dated as of October 28, 2020, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended September 30, 2020, and is incorporated herein by this reference.
10.51*	Separation Agreement and General Release, effective May 24, 2018, by and between Allan Lubitz and Mercury Insurance Services, LLC.	This document was filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 2018, and is incorporated herein by this reference.
21.1	Subsidiaries of the Company	This document was filed as an exhibit to Registrant's Form 10-K for the annual period ended December 31, 2019, and is incorporated herein by this reference.
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
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
February 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE JOSEPH George Joseph	Chairman of the Board	February 16, 2021

/S/ GABRIEL TIRADOR Gabriel Tirador	President and Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2021

/S/ THEODORE R. STALICK Theodore R. Stalick	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2021

/S/ GEORGE G. BRAUNEGG George G. Braunegg	Director	February 16, 2021

/S/ RAMONA L. CAPPELLO Ramona L. Cappello	Director	February 16, 2021

/S/ JAMES G. ELLIS James G. Ellis	Director	February 16, 2021

/S/ JOSHUA E. LITTLE Joshua E. Little	Director	February 16, 2021

/S/ MARTHA E. MARCON Martha E. Marcon	Director	February 16, 2021

SCHEDULE I

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2020

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$13,756	$13,816	$13,816
Municipal securities	2,632,559	2,791,212	2,791,212
Mortgage-backed securities	91,527	93,264	93,264
Corporate securities	240,486	241,366	241,366
Collateralized loan obligations	256,558	256,891	256,891
Other asset-backed securities	153,532	153,261	153,261
Total fixed maturity securities	3,388,418	3,549,810	3,549,810
Equity securities:
Common stock	563,394	691,782	691,782
Non-redeemable preferred stock	31,430	32,660	32,660
Private equity funds measured at net asset value (1)	100,326	79,409	79,409
Total equity securities	695,150	803,851	803,851
Short-term investments	376,547	375,609	375,609
Total investments	$4,460,115	$4,729,270	$4,729,270
__________
(1)The fair value is measured using the NAV practical expedient. See Note 4. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE I, Continued

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2019

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$22,502	$22,637	$22,637
Municipal securities	2,435,346	2,554,208	2,554,208
Mortgage-backed securities	62,566	63,003	63,003
Corporate securities	233,730	235,565	235,565
Collateralized loan obligations	200,656	199,218	199,217
Other asset-backed securities	18,476	18,644	18,645
Total fixed maturity securities	2,973,276	3,093,275	3,093,275
Equity securities:
Common stock	498,514	586,367	586,367
Non-redeemable preferred stock	49,442	49,708	49,708
Private equity fund	1,137	1,203	1,203
Private equity fund measured at net asset value (1)	99,189	87,473	87,473
Total equity securities	648,282	724,751	724,751
Short-term investments	494,060	494,135	494,135
Total investments	$4,115,618	$4,312,161	$4,312,161
__________
(1)The fair value is measured using the NAV practical expedient. See Note 4. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

MERCURY GENERAL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

	December 31,
	2020	2019
	(Amounts in thousands)
ASSETS
Investments, at fair value:
Equity securities (cost $75,099; $81,802)	$110,596	$114,668
Short-term investments (cost $4,269; $29,356)	4,269	29,356
Investment in subsidiaries	2,285,417	2,008,163
Total investments	2,400,282	2,152,187
Cash	24,652	39,766
Accrued investment income	20	90
Amounts receivable from affiliates	250	244
Income tax receivable from affiliates	5,862	9,192
Other assets	221	312
Total assets	$2,431,287	$2,201,791
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$372,532	$372,133
Accounts payable and accrued expenses	—	17
Amounts payable to affiliates	30	22
Income tax payable to affiliates	2,724	4,106
Current income taxes	10,074	14,052
Deferred income taxes	8,470	7,059
Other liabilities	4,860	4,900
Total liabilities	398,690	402,289
Commitments and contingencies
Shareholders’ equity:
Common stock	98,970	98,828
Retained earnings	1,933,627	1,700,674
Total shareholders’ equity	2,032,597	1,799,502
Total liabilities and shareholders’ equity	$2,431,287	$2,201,791

SCHEDULE II, Continued
See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

MERCURY GENERAL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Revenues:
Net investment income	$3,323	$3,735	$4,661
Net realized investment gains (losses)	9,575	31,682	(10,797)
Other	—	5	2
Total revenues	12,898	35,422	(6,134)
Expenses:
Other operating expenses	3,054	2,592	2,343
Interest	17,035	17,036	17,036
Total expenses	20,089	19,628	19,379
(Loss) income before income taxes and equity in net income of subsidiaries	(7,191)	15,794	(25,513)
Income tax expense (benefit)	600	2,816	(5,144)
(Loss) income before equity in net income of subsidiaries	(7,791)	12,978	(20,369)
Equity in net income of subsidiaries	382,398	307,109	14,641
Net income (loss)	$374,607	$320,087	$(5,728)

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued

MERCURY GENERAL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Cash flows from operating activities:
Net cash used in operating activities	$(17,339)	$(5,392)	$(16,108)
Cash flows from investing activities:
Capital contribution to subsidiaries	(30,000)	(125)	(541)
Capital distribution from subsidiaries	—	30,069	—
Distributions received from special purpose entities	12,129	5,153	5,998
Dividends received from subsidiaries	121,000	114,431	135,000
Equity securities available for sale in nature
Purchases	(54,571)	(39,966)	(22,286)
Sales	67,965	74,663	33,052
Decrease (increase) in short-term investments	25,088	(25,213)	18,065
Other, net	254	376	605
Net cash provided by investing activities	141,865	159,388	169,893
Cash flows from financing activities:
Dividends paid to shareholders	(139,640)	(139,071)	(138,478)
Proceeds from stock options exercised	—	701	358
Net cash used in financing activities	(139,640)	(138,370)	(138,120)
Net (decrease) increase in cash	(15,114)	15,626	15,665
Cash:
Beginning of year	39,766	24,140	8,475
End of year	$24,652	$39,766	$24,140
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$16,586	$16,586	$16,586
Income taxes (refunded) paid, net	$(20,552)	$(12,391)	$4,296

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

Distributions of $12.1 million and $5.2 million were received in 2020 and 2019, respectively, from these special purpose entities.
Dividends received from Subsidiaries

Dividends of $121,000,000, $114,431,433 and $135,000,000 were received by Mercury General from its 100% owned insurance subsidiaries in 2020, 2019 and 2018, respectively, and are recorded as a reduction to investment in subsidiaries.
Capitalization of Insurance Subsidiaries

Mercury General made capital contributions to its insurance subsidiaries of $30,000,000, $125,000 and $540,619 in 2020, 2019 and 2018, respectively. In addition, Mercury General received a capital distribution from its insurance subsidiaries of $0, $30,068,567 and $0 in 2020, 2019 and 2018, respectively.
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
Commitments and Contingencies

On March 29, 2017, Mercury General entered into an unsecured credit agreement that provides for revolving loans of up to $50 million and matures on March 29, 2022. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 15% to LIBOR plus 162.5 basis points when the ratio is greater than or equal to 25%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 25%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 15.6% at December 31, 2020, resulting in a 15 basis point commitment fee on the $50 million undrawn portion of the credit facility. As of February 16, 2021, there have been no borrowings under this facility.

See accompanying Report of Independent Registered Public Accounting Firm

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

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE IV
MERCURY GENERAL CORPORATION AND SUBSIDIARIES
REINSURANCE
THREE YEARS ENDED DECEMBER 31,
Property and Liability Insurance Earned Premiums

	2020	2019	2018
	(Amounts in thousands)
Direct amounts	$3,603,780	$3,655,233	$3,416,687
Ceded to other companies	(56,212)	(56,725)	(48,941)
Assumed	8,067	910	665
Net amounts	$3,555,635	$3,599,418	$3,368,411

See accompanying Report of Independent Registered Public Accounting Firm