Form 10-Q
period 2021-03-31
MERCURY GENERAL CORP
filed 2021-05-04
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At April 29, 2021, the registrant had issued and outstanding an aggregate of 55,370,788 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $3,434,162; $3,388,418)	$3,587,496	$3,549,810
Equity securities (cost $667,380; $695,150)	810,602	803,851
Short-term investments (cost $548,975; $376,547)	548,104	375,609
Total investments	4,946,202	4,729,270
Cash	338,430	348,479
Receivables:
Premiums	623,011	599,070
Allowance for credit losses on premiums receivable	(7,000)	(10,000)
Premiums receivable, net of allowance for credit losses	616,011	589,070
Accrued investment income	44,182	42,985
Other	6,675	10,730
Total receivables	666,868	642,785
Reinsurance recoverables	54,312	48,579
Allowance for credit losses on reinsurance recoverables	—	(91)
Reinsurance recoverables, net of allowance for credit losses	54,312	48,488
Deferred policy acquisition costs	243,736	246,994
Fixed assets (net of accumulated depreciation $292,321; $286,023)	178,393	178,923
Operating lease right-of-use assets	38,889	40,554
Goodwill	42,796	42,796
Other intangible assets, net	11,055	11,322
Other assets	33,473	38,635
Total assets	$6,554,154	$6,328,246
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$2,041,100	$1,991,304
Unearned premiums	1,440,434	1,405,873
Notes payable	372,632	372,532
Accounts payable and accrued expenses	191,121	194,421
Operating lease liabilities	42,038	43,825
Current income taxes	34,238	10,426
Deferred income taxes	42,747	41,132
Other liabilities	285,407	236,136
Total liabilities	4,449,717	4,295,649
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,371; 55,358	98,837	98,970
Retained earnings	2,005,600	1,933,627
Total shareholders’ equity	2,104,437	2,032,597
Total liabilities and shareholders’ equity	$6,554,154	$6,328,246

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Net premiums earned	$915,922	$922,574
Net investment income	32,279	34,495
Net realized investment gains (losses)	41,691	(251,320)
Other	3,204	2,562
Total revenues	993,096	708,311
Expenses:
Losses and loss adjustment expenses	626,344	651,670
Policy acquisition costs	164,430	156,533
Other operating expenses	65,558	76,557
Interest	4,343	4,256
Total expenses	860,675	889,016
Income (loss) before income taxes	132,421	(180,705)
Income tax expense (benefit)	25,426	(41,501)
Net income (loss)	$106,995	$(139,204)
Net income (loss) per share:
Basic	$1.93	$(2.51)
Diluted	$1.93	$(2.51)
Weighted average shares outstanding:
Basic	55,361	55,358
Diluted	55,372	55,358

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Common stock, beginning of period	$98,970	$98,828
Proceeds from stock options exercised	215	—
Share-based compensation expense	35	35
Withholding tax on stock options exercised	(383)	—
Common stock, end of period	98,837	98,863
Retained earnings, beginning of period	1,933,627	1,700,674
Cumulative effect of adopting ASU 2016-13 (Note1)	—	(2,014)
Retained earnings, beginning of period, as adjusted	1,933,627	1,698,660
Net income (loss)	106,995	(139,204)
Dividends paid to shareholders	(35,022)	(34,875)
Retained earnings, end of period	2,005,600	1,524,581
Total shareholders’ equity, end of period	$2,104,437	$1,623,444

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$106,995	$(139,204)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,580	16,026
Net realized investment (gains) losses	(41,691)	251,320
Increase in premiums receivable	(26,941)	(20,312)
(Increase) decrease in reinsurance recoverables	(5,824)	8,397
Changes in current and deferred income taxes	25,427	(41,501)
Decrease (increase) in deferred policy acquisition costs	3,257	(1,477)
Increase (decrease) in loss and loss adjustment expense reserves	49,796	(23,310)
Increase in unearned premiums	34,561	29,256
(Decrease) increase in accounts payable and accrued expenses	(2,423)	9,640
Share-based compensation	35	35
Other, net	13,747	8,276
Net cash provided by operating activities	174,519	97,146
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(230,038)	(334,517)
Sales	41,041	23,503
Calls or maturities	103,010	41,643
Equity securities available for sale in nature:
Purchases	(194,929)	(361,942)
Sales	240,657	269,320
Changes in securities payable and receivable	43,436	8,864
(Increase) decrease in short-term investments	(145,159)	254,811
Purchases of fixed assets	(7,929)	(10,305)
Other, net	543	4,790
Net cash used in investing activities	(149,368)	(103,833)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(35,022)	(34,875)
Proceeds from stock options exercised	215	—
Payments on finance lease obligations	(393)	—
Net cash used in financing activities	(35,200)	(34,875)
Net decrease in cash	(10,049)	(41,562)
Cash:
Beginning of the year	348,479	294,398
End of period	$338,430	$252,836
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$8,275	$8,269
Income taxes paid, net	$—	$—

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation

The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at March 31, 2021 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for more complete descriptions and discussions. Operating results and cash flows for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about the effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant assumptions in the preparation of these consolidated financial statements relate to reserves for losses and loss adjustment expenses ("LAE"). Actual results could differ from those estimates. See Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Earnings per Share

There were no potentially dilutive securities with anti-dilutive effect for the three months ended March 31, 2021. Potentially dilutive securities representing approximately 68,000 shares of common stock were excluded from the computation of diluted loss per common share for the three months ended March 31, 2020, because their effect would have been anti-dilutive.
Dividends per Share

The Company declared and paid a dividend per share of $0.6325 and $0.6300 during the three months ended March 31, 2021 and 2020, respectively.
Deferred Policy Acquisition Costs

Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $164.4 million and $156.5 million for the three months ended March 31, 2021 and 2020, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $9.7 million and $11.7 million for the three months ended March 31, 2021 and 2020, respectively.

Reinsurance

Unearned premiums and loss and loss adjustment expense reserves are stated in the accompanying consolidated financial statements before deductions for ceded reinsurance. Unearned premiums and loss and loss adjustment expense reserves that are ceded to reinsurers are carried in other assets and reinsurance recoverables, respectively, in the Company's consolidated balance sheets. Earned premiums and losses and loss adjustment expenses are stated net of deductions for ceded reinsurance.
The Company is the assuming reinsurer under a Catastrophe Participation Reinsurance Contract (the "Contract") effective through December 31, 2021. The Company reimburses up to $31 million in losses for a proportional share of a portfolio of catastrophe losses under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 71%. If the actual loss ratio is less than the threshold loss ratio, the Company is eligible to receive a certain portion of the underwriting profit.

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

The effect of reinsurance on property and casualty premiums written and earned was as follows:

	Three Months Ended March 31,
	2021	2020
	(Amounts in thousands)
Premiums Written
Direct	$946,606	$949,745
Ceded	(15,643)	(11,358)
Assumed	12,669	7,630
Net	$943,632	$946,017
Premiums Earned
Direct	$921,067	$927,042
Ceded	(15,543)	(13,744)
Assumed	3,291	2,047
Net	$908,815	$915,345

The Company recognized ceded premiums earned of approximately $16 million and $14 million for the three months ended March 31, 2021 and 2020, respectively, which are included in net premiums earned in its consolidated statements of operations. The Company recognized ceded losses and loss adjustment expenses of approximately $1 million and $(1) million for the three months ended March 31, 2021 and 2020, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations.

The Company's insurance subsidiaries, as primary insurers, are required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.
Revenue from Contracts with Customers (Topic 606)

The Company's revenue from contracts with customers is commission income earned from third-party insurers by its 100% owned insurance agencies, which amounted to approximately $6.3 million and $4.7 million, with related expenses of $3.7 million and $3.0 million, for the three months ended March 31, 2021 and 2020, respectively. All of the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting (see Note 13. Segment

Information).

As of March 31, 2021 and December 31, 2020, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

Capitalized Implementation Costs for Cloud Computing Arrangements

The majority of the Company's cloud computing arrangements relate to service contracts with third parties that host the Company's data and computing infrastructure that are used in providing services to and supporting transactions with its existing or potential policyholders and insurance agents. The balance of capitalized implementation costs for cloud computing arrangements, net of accumulated amortization, was $5.0 million and $4.8 million at March 31, 2021 and December 31, 2020, respectively, which is included in other assets in the Company's consolidated balance sheets. The accumulated amortization was $2.7 million and $2.1 million at March 31, 2021 and December 31, 2020, respectively. The amortization expense related to the capitalized implementation costs was $0.6 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively, which is included in other operating expenses in the Company's consolidated statements of operations.

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

Evaluating the current trends or economic conditions that impact the Company's ability to collect premiums receivable and projecting those into the remaining life of premiums receivable in order to develop a reasonable and supportable forecast of the ultimate collectibility involve significant judgment and assumptions about future economic conditions. The Company believes that the sustained high unemployment rate resulting from the outbreak of a novel strain of coronavirus (“COVID-19”) will lead to high uncollectible amounts over the life of the premiums receivable balances outstanding at March 31, 2021. In addition, the Company offered payment grace periods upon request from customers in 2020 following the outbreak of the pandemic, which added an element of uncertainty to the collectibility. The Company did not offer such payment grace periods in 2021, which contributed to the reduction in allowance for credit losses in the first quarter of 2021. Actual uncollectible amounts could be considerably more or less than the estimate. The Company monitors the overall credit risk of premiums receivable by regularly reviewing macroeconomic indicators such as unemployment and interest rates, regulatory developments such as restrictions on cancellation of policies for nonpayment of premiums, and insurance policy specific indicators such as trends in policy cancellations.

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Three Months Ended March 31,
	2021	2020

	(Amounts in thousands)
Beginning balance	$10,000	$1,445
Cumulative effect of adopting ASU 2016-13 for premiums receivable	—	1,855
Beginning balance, as adjusted	10,000	3,300
Provision during the period for expected credit losses	(2,141)	8,169
Write-off amounts during the period	(1,015)	(1,658)
Recoveries during the period of amounts previously written off	156	189
Ending balance	$7,000	$10,000

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

Generally, the Company uses a default analysis to estimate uncollectible reinsurance recoverables. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral and any liabilities held by the Company subject to a right of offset, and future default factors used to estimate the probability that the reinsurer may be unable to meet its future obligations in full. The determination of the future default factor is based on a historical default factor published by a major rating agency applicable to the particular financial strength rating class. Application of future default factors also requires considerable judgment and assumptions, such as timing of loss payments and duration of the outstanding recoverable balances. Based on its past experiences with major catastrophes, the Company assumed that the majority of the reinsurance recoverable balances on unpaid losses outstanding at March 31, 2021 will be billed and collected or written off over the course of the next 5 years, and that the outstanding reinsurance recoverable balances on paid losses will be collected or written off within a year.

AM Best's Financial Strength Ratings of the Company's reinsurers ranged between B++ and A++ at March 31, 2021. While a ratings downgrade could result in an increase in provision for uncollectible reinsurance recoverables and a charge to earnings in that period, a downgrade in and of itself does not imply that the Company will be unable to collect all of the reinsurance recoverables from the reinsurers in question. To the extent the creditworthiness of the Company's reinsurers were to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the allowance for uncollectible reinsurance recoverables. The Company monitors credit risk by reviewing the credit ratings of its reinsurers, adequacy of letters of credit, and broader industry risks such as catastrophes impacting its reinsurers.

The following table presents a summary of changes in allowance for credit losses on reinsurance recoverables:

	Three Months Ended March 31,
	2021	2020

	(Amounts in thousands)
Beginning balance	$91	$—
Cumulative effect of adopting ASU 2016-13 for reinsurance recoverables	—	159
Beginning balance, as adjusted	91	159
Provision during the period for expected credit losses	(91)	(11)
Write-off amounts during the period	—	—
Recoveries during the period of amounts previously written off	—	—
Ending balance	$—	$148

Accrued Interest Receivables

The Company made certain accounting policy elections for its accrued interest receivables on the adoption date of Topic 326 as allowed: a) an election to present accrued interest receivable balances separately from the associated financial assets on the balance sheet, and b) an election not to measure an allowance for credit losses on accrued interest receivable amounts and instead write off uncollectible accrued interest amounts in a timely manner by reversing interest income. The Company did not have any cumulative-effect adjustment as a result of adopting Topic 326 for its accrued interest receivables. The Company's accrued interest receivable balances are included in accrued investment income receivables in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off during the three months ended March 31, 2021 and 2020.

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

The following table presents the fair values of financial instruments:

	March 31, 2021	December 31, 2020

	(Amounts in thousands)
Assets
Investments	$4,946,202	$4,729,270
Note receivable	5,712	5,725
Liabilities
Options sold	81	—
Unsecured notes	422,936	415,253

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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at March 31, 2021 and December 31, 2020. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary of such VIEs. The Company's maximum exposure to loss with respect to these VIEs is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At March 31, 2021 and December 31, 2020, the Company had no outstanding unfunded commitments to these VIEs whereby the Company may be called by the VIEs during the commitment period to fund the purchase of new investments and the expenses of the VIEs.

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
Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at March 31, 2021 and December 31, 2020 was obtained from a third party pricing service.

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

The following table presents gains (losses) due to changes in fair value of investments and the note receivable that are measured at fair value pursuant to application of the fair value option:

	Three Months Ended March 31,
	2021	2020

	(Amounts in thousands)
Fixed maturity securities	$(8,057)	$(50,013)
Equity securities	34,520	(186,373)
Short-term investments	68	(4,637)
Total investments	$26,531	$(241,023)
Note receivable	(13)	33
Total gains (losses)	$26,518	$(240,990)

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities
The Company’s fair value measurements are based on the market approach, which utilizes market transaction data for the same or similar instruments. The Company obtained unadjusted fair values on 98.4% of its investment portfolio at fair value from an independent pricing service at March 31, 2021.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $17.8 million and $17.6 million at fair value in commercial mortgage-backed securities at March 31, 2021 and December 31, 2020, respectively.

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
Private equity fund: The single private equity fund that was not measured at net asset value ("NAV") was valued based on underlying investments of the fund or assets similar to such investments in active markets, taking into consideration specific unadjusted broker quotes based on net fund value and unobservable inputs from at least one knowledgeable outside security broker related to liquidity assumptions. This private equity fund was reclassified from Level 3 to private equity funds measured at net asset value at March 31, 2020, due to the use of the NAV practical expedient in measuring the fair value of the fund.

Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity funds measured at net asset value is determined using NAV as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. The strategy of two of the three such funds with a fair value of approximately $76.9 million at March 31, 2021 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers, and equity interests in vehicles established to purchase and warehouse loans; the strategy of the other such fund with a fair value of approximately $1.2 million at March 31, 2021 is to achieve favorable long-term financial returns and measurable positive social and environmental returns by investing in privately held technology, healthcare, specialty consumer goods and service companies. The Company has made all of its capital contributions in these funds and had no outstanding unfunded commitments at March 31, 2021 with respect to the funds. The underlying assets of the funds are expected to be liquidated over the period of approximately one year to nine years from March 31, 2021. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets.
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	March 31, 2021
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$13,792	$—	$—	$13,792
Municipal securities	—	2,825,589	—	2,825,589
Mortgage-backed securities	—	82,878	—	82,878
Corporate securities	—	226,376	—	226,376
Collateralized loan obligations	—	267,569	—	267,569
Other asset-backed securities	—	171,292	—	171,292
Total fixed maturity securities	13,792	3,573,704	—	3,587,496
Equity securities:
Common stock	700,168	—	—	700,168
Non-redeemable preferred stock	—	32,326	—	32,326
Private equity funds measured at net asset value (1)				78,108
Total equity securities	700,168	32,326	—	810,602
Short-term investments:
Short-term bonds	—	27,335	—	27,335
Money market instruments	520,760	—	—	520,760
Other	9	—	—	9
Total short-term investments	520,769	27,335	—	548,104
Other assets:
Note receivable	—	5,712	—	5,712
Total assets at fair value	$1,234,729	$3,639,077	$—	$4,951,914
Liabilities
Other liabilities:
Options sold	$81	$—	$—	$81
Total liabilities at fair value	$81	$—	$—	$81

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$13,816	$—	$—	$13,816
Municipal securities	—	2,791,212	—	2,791,212
Mortgage-backed securities	—	93,264	—	93,264
Corporate securities	—	241,366	—	241,366
Collateralized loan obligations	—	256,891	—	256,891
Other asset-backed securities	—	153,261	—	153,261
Total fixed maturity securities	13,816	3,535,994	—	3,549,810
Equity securities:
Common stock	691,782	—	—	691,782
Non-redeemable preferred stock	—	32,660	—	32,660
Private equity funds measured at net asset value (1)				79,409
Total equity securities	691,782	32,660	—	803,851
Short-term investments:
Short-term bonds	21,999	4,929	—	26,928
Money market instruments	348,676	—	—	348,676
Other	5	—	—	5
Total short-term investments	370,680	4,929	—	375,609
Other assets:
Note receivable	—	5,725	—	5,725
Total assets at fair value	$1,076,278	$3,579,308	$—	$4,734,995
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities:

	Private Equity Fund
	Three Months Ended March 31,
	2021	2020

	(Amounts in thousands)
Beginning balance	$—	$1,203
Realized losses included in earnings	—	(1)
Settlements	—	—
Transfer out (1)	—	(1,202)
Ending balance	$—	$—
The amount of total gains or losses for the period included in earnings attributable to assets still held at March 31	$—	$—
__________
(1) The private equity fund was reclassified from Level 3 to private equity funds measured at net asset value at March 31, 2020, due to the use of the NAV practical expedient in measuring the fair value of the fund.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2021 and 2020. A private equity fund was reclassified from Level 3 to private equity funds measured at net asset value at March 31, 2020, as described above.

At March 31, 2021, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	March 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$372,632	$422,936	$—	$422,936	$—

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$372,532	$415,253	$—	$415,253	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at March 31, 2021 and December 31, 2020 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 11. Notes Payable for additional information on unsecured notes.

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
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Derivatives
	March 31, 2021	December 31, 2020

	(Amount in thousands)
Options sold - Other liabilities	$81	$—
Total	$81	$—

	Gains Recognized in Net Income (Loss)
	Three Months Ended March 31,
	2021	2020

	(Amounts in thousands)
Options sold - Net realized investment gains (losses)	$460	$1,712
Total	$460	$1,712

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

7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2021 and 2020. No accumulated goodwill impairment losses existed at March 31, 2021 and December 31, 2020. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended March 31, 2021 and 2020. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 13. Segment Information for additional information on the reportable business segment).
Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of March 31, 2021:
Customer relationships	$54,862	$(52,747)	$2,115	11
Trade names	15,400	(7,860)	7,540	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$75,962	$(64,907)	$11,055

As of December 31, 2020:
Customer relationships	$54,862	$(52,640)	$2,222	11
Trade names	15,400	(7,700)	7,700	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$75,962	$(64,640)	$11,322

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended March 31, 2021 and 2020.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

The following table presents the estimated future amortization expense related to other intangible assets as of March 31, 2021:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2021	$800
2022	1,043
2023	879
2024	851
2025	807
Thereafter	5,275
Total	$9,655

8. Share-Based Compensation

In February 2015, the Company's Board of Directors adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock are authorized for issuance under the 2015 Plan upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted stock unit ("RSU")

or deferred stock awards. As of March 31, 2021, the Company had 70,000 stock options granted that were exercised or outstanding, and 4,830,000 shares of common stock available for future grant under the 2015 Plan.

Share-based compensation expenses for all stock options granted or modified are based on their estimated grant-date fair values. These compensation costs are recognized on a straight-line basis over the requisite service period of the award. The Company estimates forfeitures expected to occur in determining the amount of compensation cost to be recognized in each period. As of March 31, 2021, all outstanding stock options have a term of ten years from the date of grant and become exercisable in four equal installments on the first through fourth anniversaries of the grant date. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

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
As of March 31, 2021, the Company had $0.1 million of unrecognized compensation expense related to stock options awarded under the 2015 Plan, which will be recognized ratably over the remaining vesting period of approximately 0.9 years.
No share-based compensation awards were granted during the three months ended March 31, 2021.
9. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

There were no changes to the total amount of unrecognized tax benefits related to tax uncertainties during the three months ended March 31, 2021.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2017 through 2019 for federal taxes, and 2011 through 2013 and 2017 through 2019 for California state taxes. For tax years 2014 through 2016, the Company received Notices of Proposed Assessments (“NPAs”) related to the Company’s California apportionment factor and paid the total assessment with interest to the California Franchise Tax Board ("FTB") in the third quarter of 2020. For tax years 2011 through 2013, the Company received NPAs and submitted a formal protest to the FTB in 2018. For tax years 2017 through 2019, the FTB initiated its examination in the fourth quarter of 2020.

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

At March 31, 2021, the Company’s deferred income taxes were in a net liability position, which included a combination of ordinary and capital deferred tax expenses or benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

10. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Three Months Ended March 31,
	2021	2020

	(Amounts in thousands)
Gross reserves, beginning of period	$1,991,304	$1,921,255
Reinsurance recoverables on unpaid losses, beginning of period	(54,460)	(76,100)
Cumulative effect of adopting ASU 2016-13 for reinsurance recoverables on unpaid losses (1)	—	149
Reinsurance recoverables on unpaid losses, beginning of period, as adjusted	(54,460)	(75,951)
Net reserves, beginning of period, as adjusted	1,936,844	1,845,304
Incurred losses and loss adjustment expenses related to:
Current year	627,551	636,566
Prior years	(1,207)	15,104
Total incurred losses and loss adjustment expenses	626,344	651,670
Loss and loss adjustment expense payments related to:
Current year	242,103	264,658
Prior years	334,867	403,436
Total payments	576,970	668,094
Net reserves, end of period	1,986,218	1,828,880
Reinsurance recoverables on unpaid losses, end of period	54,882	69,065
Gross reserves, end of period	$2,041,100	$1,897,945
__________
(1) See Note 1 for additional information on adoption of ASU 2016-13.

The decrease in the provision for insured events of prior years during the three months ended March 31, 2021 of $1.2 million was primarily attributable to lower than estimated losses and loss adjustment expenses in the commercial property and private passenger automobile lines of insurance business, mostly offset by unfavorable development in the commercial automobile line of insurance business. The increase in the provision for insured events of prior years during the three months ended March 31, 2020 of $15.1 million was primarily attributable to higher than estimated losses and loss adjustment expenses in the homeowners and commercial automobile lines of insurance business.

For the three months ended March 31, 2021 and 2020, the Company recorded catastrophe losses net of reinsurance of approximately $35 million and $2 million, respectively. Catastrophe losses due to the events that occurred during the three months ended March 31, 2021 totaled approximately $39 million, with no reinsurance benefits used for these losses, resulting primarily from the deep freeze in Texas and Oklahoma and winter storms in California. These losses were partially offset by favorable development of approximately $4 million on prior years' catastrophe losses. Catastrophe losses due to the events that occurred during the three months ended March 31, 2020 totaled approximately $4 million, with no reinsurance benefits used for these losses, resulting primarily from windstorms in California and Oklahoma. These losses were partially offset by favorable development of approximately $2 million on prior years' catastrophe losses.

11. Notes Payable

The following table presents information about the Company's notes payable:

	Lender	Interest Rate	Maturity Date	March 31, 2021	December 31, 2020

				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, and U.S. Bank	LIBOR plus 112.5-150.0 basis points	March 31, 2026	—	—
Total principal amount				375,000	375,000
Less unamortized discount and debt issuance costs(3)				2,368	2,468
Total debt				$372,632	$372,532
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
(2)On March 29, 2017, the Company entered into an unsecured credit agreement (the "2017 Credit Agreement") that provided for revolving loans of up to $50 million and was set to mature on March 29, 2022. On March 31, 2021, the Company entered into an amended and restated credit agreement (the "Amended and Restated Credit Agreement") that amended and restated the 2017 Credit Agreement. The Amended and Restated Credit Agreement, among other things, extended the maturity date of the loan that was the subject of the 2017 Credit Agreement to March 31, 2026, added U.S. Bank as an additional lender, and increased the aggregate commitments by all the lenders to $75 million from $50 million under the 2017 Credit Agreement. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 20% to LIBOR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 15.1% at March 31, 2021, resulting in a 12.5 basis point commitment fee on the $75 million undrawn portion of the credit facility. As of April 29, 2021, there have been no borrowings under this facility.
(3)The unamortized discount and debt issuance costs are associated with the publicly traded $375 million senior unsecured notes. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized debt issuance cost of approximately $0.2 million associated with the $75 million unsecured revolving credit facility maturing on March 31, 2026 is included in other assets in the Company's consolidated balance sheets and amortized to interest expense over the term of the credit facility.
12. Contingencies

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following table presents the Company's operating results by reportable segment:

	Three Months Ended March 31,
	2021			2020
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$908.8	$7.1	$915.9	$915.3	$7.3	$922.6
Less:
Losses and loss adjustment expenses	622.9	3.4	626.3	648.2	3.5	651.7
Underwriting expenses	227.3	2.8	230.1	229.4	3.7	233.1
Underwriting gain	58.6	0.9	59.5	37.7	0.1	37.8
Investment income			32.3			34.5
Net realized investment gains (losses)			41.7			(251.3)
Other income			3.2			2.6
Interest expense			(4.3)			(4.3)
Pre-tax income (loss)			$132.4			$(180.7)
Net income (loss)			$107.0			$(139.2)

The following table presents the Company’s net premiums earned and direct premiums written by reportable segment and line of insurance business:

	Three Months Ended March 31,
	2021			2020
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$653.7	$—	$653.7	$693.9	$—	$693.9
Homeowners	160.8	—	160.8	139.5	—	139.5
Commercial automobile	62.6	—	62.6	55.2	—	55.2
Other	31.7	7.1	38.8	26.7	7.3	34.0
Net premiums earned	$908.8	$7.1	$915.9	$915.3	$7.3	$922.6

Private passenger automobile	$666.5	$—	$666.5	$710.4	$—	$710.4
Homeowners	170.2	—	170.2	147.5	—	147.5
Commercial automobile	68.9	—	68.9	61.7	—	61.7
Other	41.0	6.8	47.8	30.1	8.2	38.3
Direct premiums written	$946.6	$6.8	$953.4	$949.7	$8.2	$957.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Certain statements contained in this report are forward-looking statements based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for the Company’s insurance products, inflation and general economic conditions, including general market risks associated with the Company’s investment portfolio; the accuracy and adequacy of the Company’s pricing methodologies; catastrophes in the markets served by the Company; uncertainties related to estimates, assumptions and projections generally; the possibility that actual loss experience may vary adversely from the actuarial estimates made to determine the Company’s loss reserves in general; the Company’s ability to obtain and the timing of the approval of premium rate changes for insurance policies issued in the states where it operates; legislation adverse to the automobile insurance industry or business generally that may be enacted in the states where the Company operates; the Company’s success in managing its business in non-California states; the presence of competitors with greater financial resources and the impact of competitive pricing and marketing efforts; the ability of the Company to successfully manage its claims organization outside of California; the Company's ability to successfully allocate the resources used in the states with reduced or exited operations to its operations in other states; changes in driving patterns and loss trends; acts of war and terrorist activities; pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases; court decisions and trends in litigation and health care and auto repair costs; and legal, cybersecurity, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2021.
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

Note on COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization (the "WHO"). The pandemic has had a notable impact on general economic conditions, including, but not limited to, the temporary closures of many businesses, “shelter in place” and other governmental orders, and reduced consumer spending. The Company is following guidelines or orders issued by the Centers for Disease Control, the WHO and state and local governments. The Company has taken a number of precautionary steps to safeguard its business and employees from COVID-19, including activating its Business Continuity Plan. Most of the Company's employees have been working remotely, with only certain operationally critical employees working on site at various locations. The Company is monitoring and assessing the impact of the COVID-19 pandemic daily, including recommendations and orders issued by federal, state and local governments. The Company has recently extended its "work-from-home" policy for most of its employees to September 2021, and may further extend the policy, if necessary, based on the latest information on the pandemic's developments.

The Company’s automobile line of business began experiencing a significant decrease in loss frequency in mid to late

March of 2020, and it remained lower than the historical levels through the first quarter of 2021, although it began to increase in June 2020 as more drivers returned to the road following the gradual reopening of businesses in California and other states. The reduction in automobile loss frequency was primarily due to reduced driving during the pandemic. Due to the uncertainty regarding COVID-19, it is unclear how long automobile loss frequency will remain at these lower levels. Conversely, the severity of accidents, for both bodily injury and the cost to repair vehicles, has increased primarily due to a higher percentage of high-speed serious accidents on less congested roads and freeways. The cost to repair vehicles may remain high due to supply chain and labor force issues. The COVID-19 pandemic also created more uncertainty, and the total effect on losses occurring during the COVID-19 era will not be known for several years. The Company expects more late reported claims and a prolonged settlement period, particularly for bodily injury claims. Many courts have been closed, and claimants may have been reluctant to seek medical treatments due to the pandemic. In addition, the Company's net premiums earned was negatively impacted as a result of premium refunds and credits voluntarily issued to policyholders by the Company or in compliance with the requests and directives from the insurance regulators as well as premium reductions through reclassification of loss exposures such as mileage reductions (see C. Regulatory and Legal Matters below for additional details). COVID-19 is also impacting the ability of some of the Company’s policyholders to pay their insurance premiums, and the Company has granted limited grace periods to those needing financial assistance.

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

Due to disruptions in the equity and fixed maturity securities markets following the outbreak of the COVID-19 pandemic, the Company's investment portfolio substantially declined in value during the quarter ended March 31, 2020; however, its investment portfolio has recovered in value during the subsequent quarters of 2020 and in 2021. In March 2020, the Federal Open Market Committee (“FOMC”) unveiled a set of aggressive measures to cushion the economic impact of the global COVID-19 crisis, including, among others, cutting the federal funds rate by 100 basis points to a range of 0.00% to 0.25% and establishing a series of emergency credit facilities in an effort to support the flow of credit in the economy, easing liquidity pressure and calming market turmoil. While volatility in the financial markets remains elevated, overall market liquidity concerns have eased following the actions taken by the FOMC. The Company believes that it will continue to have sufficient liquidity to support its business operations during the COVID-19 crisis and beyond without the forced sale of investments, based on its existing cash and short-term investments, future cash flows from operations, and $75 million of undrawn credit in its revolving credit facility.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, a substantial tax-and-spending package intended to provide economic stimulus to address the financial impact of the COVID-19 pandemic. The CARES Act includes, among other items, cash payments to individuals as well as emergency grants and forgivable loans to small businesses, if they meet certain criteria. On March 11, 2021, the President of the United States signed the American Rescue Plan Act of 2021, a $1.9 trillion COVID-19 relief bill, to provide additional relief to address the continued impact of COVID-19 on the economy, public health, state and local governments, individuals, and businesses. To the extent the Company's existing or potential policyholders and business partners are aided by such relief programs, the negative impact of the pandemic on its results of operations may be mitigated.

The Company will continue to monitor the impact of the COVID-19 pandemic, and the effects of the CARES Act, the American Rescue Plan Act of 2021 and any additional legislative relief. The extent of the impact of the pandemic on the Company's business and financial results will depend largely on future developments, including the duration of the pandemic, its impact on capital and financial markets and the related impact on consumer confidence and spending, the success of a broad vaccine rollout in the U. S. and around the world, and the impact of actions taken in response, all of which are highly uncertain and cannot be predicted. As the impact of the COVID-19 pandemic continues to evolve, additional impacts may arise.

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
The following tables present direct premiums written, by state and line of insurance business, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$588,807	$140,140	$46,509	$44,048	$819,504	86.0%
Other states (1)	77,689	30,079	22,357	3,728	133,853	14.0%
Total	$666,496	$170,219	$68,866	$47,776	$953,357	100.0%
	69.9%	17.9%	7.2%	5.0%	100.0%

	Three Months Ended March 31, 2020
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$626,999	$127,887	$40,863	$34,329	$830,078	86.7%
Other states (1)	83,387	19,629	20,843	4,007	127,866	13.3%
Total	$710,386	$147,516	$61,706	$38,336	$957,944	100.0%
	74.2%	15.4%	6.4%	4.0%	100.0%
______________
(1) No individual state accounted for more than 5% of total direct premiums written.

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

The following table presents a summary of recent and upcoming examinations:

State	Exam Type	Period Covered	Status

CA	Premium Tax	2015 to 2018	Desk audit was completed in the first quarter of 2021 with no additional taxes due.
TX	Premium and Maintenance Tax	2016 to 2019	Desk audit was completed in the fourth quarter of 2020 with no additional taxes due.
CA	Market Conduct	2014	Final report of examination was adopted by the DOI on November 6, 2019.

During the course of and at the conclusion of the examinations, the examining DOI generally reports findings to the Company. On October 30, 2020, the Company received notice from the California DOI that the market conduct examination report mentioned above was being reviewed for potential further action in connection with some of the findings in the report. Subsequently, the California DOI gave the Company notice of its intent to proceed with an enforcement action for the alleged violations in the report. The Company will have the opportunity to resolve the alleged violations before a Notice of Noncompliance is formally filed with the California DOI.

On April 13, 2020, the California Insurance Commissioner issued Bulletin 2020-3 ordering insurers to make an initial premium adjustment within 120 days from the date of the Bulletin 2020-3 to adversely impacted California policyholders for the months of March and April 2020. The Commissioner granted insurers flexibility in determining how to quickly and fairly process the premium refunds. On May 15, 2020, the California Insurance Commissioner issued Bulletin 2020-4 extending the directives in Bulletin 2020-3 through May 31, 2020. Bulletin 2020-8, originally issued on June 25, 2020 and amended on December 3, 2020, extended the previous directives of Bulletin 2020-3 and Bulletin 2020-4 through June 30, 2020, as well as any months subsequent to June 2020 because the COVID-19 pandemic continued to result in projected loss exposures remaining overstated or misclassified. On March 11, 2021, the California Insurance Commissioner issued Bulletin 2021-03 directing California insurance companies to do more to return additional premium relief commensurate with continuing reductions in the exposure to loss for particular lines of insurance and to communicate with their policyholders about how they will return premiums as well as options available to reduce their ongoing premiums. The Company believes that the amounts returned to-date, including the mileage reductions on individual policies, have provided appropriate and material relief to its policyholders. The total amount of premiums returned to the Company's policyholders through refunds or credits is approximately $128 million, which reduced its net premiums earned for 2020. The Company has also worked with its agents and policyholders to reclassify exposures on an individual policy basis, including reducing mileage on approximately 250,000 vehicles since the pandemic began. The mileage reductions have significantly reduced premiums on those individual policies in a manner consistent with the Company’s filed and approved rates. Additionally, the Company withdrew its private passenger automobile rate filings requesting rate increases that were pending before the pandemic.

In March 2021, the California DOI approved a 6.99% rate increase on the California homeowners line of insurance business, which represented approximately 15% of the Company's total net premiums earned for the three months ended March 31, 2021. The Company expects to implement this rate increase in June 2021.

In July 2019, the governor of California signed a bill that created a $21 billion fund (the "California Wildfire Fund") to help then bankrupt Pacific Gas and Electric Company ("PG&E") and the state's other investor-owned utility companies cover liabilities arising from future wildfires caused by their equipment. The bill requires investor-owned utility companies to fund half of the California Wildfire Fund. The other half is to be funded by surcharges paid by ratepayers across the state. On July 1, 2020, PG&E made an announcement that it emerged out of bankruptcy and made an initial deposit of approximately $5 billion to the California Wildfire Fund. It is expected that the Company and other insurers will be reimbursed for some portion of the claims paid for its policyholders if it is determined that a wildfire is caused by equipment failure. The announcement also confirmed that PG&E funded the Subrogation Trust Fund with $11 billion, which was set up to reimburse insurance companies and other entities that paid claims by individuals and businesses related to wildfires that occurred in the recent past years prior to July 1, 2020. The Company received approximately $23 million, net of fees, in 2020 from the Subrogation Trust Fund. However, the subrogation recovery recognized was for losses and loss adjustment expenses previously ceded to the Company’s reinsurers, and therefore the recovery did not reduce losses and loss adjustment expenses net of reinsurance. The benefit to the Company, net of reinsurance and before taxes, was approximately $3 million, representing a reduction to reinstatement premiums previously recognized.

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and Note 12. Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report.

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
At March 31, 2021 and December 31, 2020, the Company recorded its point estimate of approximately $2.04 billion and $1.99 billion ($1.99 billion and $1.94 billion, net of reinsurance), respectively, in loss reserves, which included approximately $919.3 million and $885.5 million ($898.0 million and $864.5 million, net of reinsurance), respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to March 31, 2021 and December 31, 2020, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
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
For a further discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. At March 31, 2021, 98.4% of the fair value of these financial instruments is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment. The Company’s fixed maturity and equity securities are classified as “trading” and carried at fair value as required when applying the fair value option, with changes in fair value reflected in net realized investment gains or losses in the consolidated statements of operations. The majority of equity holdings, including non-redeemable preferred stocks, are actively traded on national exchanges or trading markets, and are valued at the last transaction price on the balance sheet date.
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

Income Taxes

At March 31, 2021, the Company’s deferred income taxes were in a net liability position mainly due to deferred tax liabilities generated by unrealized gains on securities held. These deferred tax liabilities were substantially offset by deferred tax assets resulting from unearned premiums, loss reserve discounting, and expense accruals. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.

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

The Company’s effective income tax rate can be affected by several factors. These generally include large changes in fully taxable income including net realized investment gains or losses, tax-exempt investment income, non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. Tax-exempt investment income of approximately $19 million coupled with pre-tax income of approximately $132 million resulted in an effective tax rate of 19.2%, below the statutory tax rate of 21%, for the three months ended March 31, 2021, and tax-exempt investment income of approximately $19 million coupled with pre-tax loss of approximately $181 million resulted in an effective tax rate of 23.0%, above the statutory rate of 21%, for the corresponding period in 2020.

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues

Net premiums earned and net premiums written for the three months ended March 31, 2021 decreased 0.7% and 0.4%, respectively, from the corresponding period in 2020. The decrease in net premiums earned and net premiums written was primarily due to a decrease in the number of private passenger automobile policies written, combined with lower average premiums per policy in the private passenger automobile line of insurance business arising from a decrease in average mileage driven associated with reduced driving during the COVID-19 pandemic, partially offset by higher average premiums per policy arising from rate increases in the California homeowners line of insurance business and growth in the number of homeowners policies written.

Net premiums earned included ceded premiums earned of $15.5 million and $13.7 million for the three months ended March 31, 2021 and 2020, respectively. Net premiums written included ceded premiums written of $15.6 million and $11.4 million for the three months ended March 31, 2021 and 2020, respectively. The increase in ceded premiums earned and ceded premiums written for the three months ended March 31, 2021 compared to the corresponding period in 2020 resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

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

The following is a reconciliation of net premiums earned to net premiums written:

	Three Months Ended March 31,
	2021	2020

	(Amounts in thousands)
Net premiums earned	$915,922	$922,574
Change in net unearned premiums	34,461	31,642
Net premiums written	$950,383	$954,216

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended March 31,
	2021	2020

Loss ratio	68.4%	70.6%
Expense ratio	25.1%	25.3%
Combined ratio	93.5%	95.9%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio for the first quarter of 2021 and 2020 was affected by favorable development of approximately $1 million and unfavorable development of approximately $15 million, respectively, on prior accident years' loss and loss adjustment expense reserves. The favorable development for the first quarter of 2021 was primarily attributable to lower than estimated losses and loss adjustment expenses in the commercial property and private passenger automobile lines of insurance business, mostly offset by unfavorable development in the commercial automobile line of insurance business. The unfavorable development for the first quarter of 2020 was primarily attributable to higher than estimated losses and loss adjustment expenses in the homeowners and commercial automobile lines of insurance business.

In addition, the 2021 loss ratio was negatively impacted by approximately $39 million of catastrophe losses, excluding favorable development of approximately $4 million on prior years' catastrophe losses, primarily due to the deep freeze in Texas and Oklahoma and winter storms in California. The 2020 loss ratio was negatively impacted by approximately $4 million of catastrophe losses, excluding favorable development of approximately $2 million on prior years' catastrophe losses, primarily due to windstorms in California and Oklahoma.

Excluding the effect of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 64.3% and 68.6% for the first quarter of 2021 and 2020, respectively. The decrease in the loss ratio was primarily due to a decrease in loss frequency in the private passenger automobile line of insurance business resulting from reduced driving during the COVID-19 pandemic that started in March 2020, partially offset by an increase in loss severity in the private passenger automobile line of insurance business and lower average premiums per policy in the private passenger automobile line of insurance business arising from a decrease in average mileage driven during the pandemic.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for the three months ended March 31, 2021 decreased slightly compared to the corresponding period in 2020. A decrease in expenses for advertising and allowance for credit losses on premiums receivable was partially offset by an increase in expenses for agents' contingent commissions and employees' bonuses.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax expense (benefit) was $25.4 million and $(41.5) million for the three months ended March 31, 2021 and 2020, respectively. The increase in income tax expense was primarily due to a $313 million increase in total pre-tax income. Tax-exempt investment income, a component of total pre-tax income (loss), remained relatively steady with the corresponding period in 2020.

Investments

The following table presents the investment results of the Company:

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands)
Average invested assets at cost (1)	$4,538,185	$4,212,398
Net investment income (2)
Before income taxes	$32,279	$34,495
After income taxes	$28,784	$30,533
Average annual yield on investments (2)
Before income taxes	2.9%	3.3%
After income taxes	2.5%	2.9%
Net realized investment gains (losses)	$41,691	$(251,320)
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2) Lower net investment income before and after income taxes for the three months ended March 31, 2021 compared to the corresponding period in 2020 resulted largely from a lower average yield on investments, partially offset by higher average invested assets. Average annual yield on investments before and after income taxes for the three months ended March 31, 2021 decreased compared to the corresponding period in 2020, primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher with lower yielding investments, as a result of decreasing market interest rates.

The following tables present the components of net realized investment gains (losses) included in net income (loss):

	Three Months Ended March 31, 2021
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(3,247)	$(8,057)	$(11,304)
Equity securities (1)(3)	17,959	34,520	52,479
Short-term investments (1)	1	68	69
Note receivable (1)	—	(13)	(13)
Options sold	370	90	460
Total	$15,083	$26,608	$41,691

	Three Months Ended March 31, 2020
	Gains (Losses) Recognized in Net Loss
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(627)	$(50,013)	$(50,640)
Equity securities (1)(3)	(11,316)	(186,373)	(197,689)
Short-term investments (1)	(99)	(4,637)	(4,736)
Note receivable (1)	—	33	33
Options sold	1,986	(274)	1,712
Total	$(10,056)	$(241,264)	$(251,320)
__________
(1)The changes in fair value of the investment portfolio and note receivable resulted from application of the fair value option.
(2)The decrease in fair value of fixed maturity securities for the first quarter of 2021 primarily resulted from increases in market interest rates. The decrease in fair value of fixed maturity securities for the first quarter of 2020 primarily resulted from the overall market disruptions and dislocations following the COVID-19 outbreak.
(3)The primary cause for the increase in fair value of equity securities for the first quarter of 2021 was the overall improvement in equity markets. The primary cause for the decrease in fair value of equity securities for the first quarter of 2020 was the overall market disruptions and dislocations following the COVID-19 outbreak.

Net Income (Loss)

	Three Months Ended March 31,
	2021	2020

	(Amounts in thousands, except per share data)
Net income (loss)	$106,995	$(139,204)
Basic average shares outstanding	55,361	55,358
Diluted average shares outstanding	55,372	55,358
Basic Per Share Data:
Net income (loss)	$1.93	$(2.51)
Net realized investment gains (losses), net of tax	$0.59	$(3.58)
Diluted Per Share Data:
Net income (loss)	$1.93	$(2.51)
Net realized investment gains (losses), net of tax	$0.59	$(3.58)

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $886.5 million at March 31, 2021 as well as $75 million of credit available on a $75 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the three months ended March 31, 2021 was $174.5 million, an increase of $77.4 million compared to the corresponding period in 2020. The increase was primarily due to a decrease in payments for losses and loss adjustment expenses, partially offset by a decrease in collections from reinsurers on reinsurance recoverables and a decrease in premium collections. The Company utilized the cash provided by operating activities during the three months ended March 31, 2021 primarily for the net purchases of investment securities and payment of dividends to its shareholders.

The following table presents the estimated fair value of fixed maturity securities at March 31, 2021 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$347,861
Due after one year through two years	367,216
Due after two years through three years	149,428
Due after three years through four years	69,565
Due after four years through five years	82,855
Total due within five years	$1,016,925

B. Reinsurance
For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake.
The Company is the assuming reinsurer under a Catastrophe Participation Reinsurance Contract (the "Contract") effective through December 31, 2021. The Company reimburses a group of affiliates of a ceding company for a proportional share of a portfolio of catastrophe losses based on the premiums ceded to the Company under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 71%. The total assumed premium under the Contract is $7.5 million and $12.5 million for the years ending December 31, 2020 and 2021, respectively. The total possible amount of losses for the Company under the Contract is $18.8 million and $31.3 million for the years ending December 31, 2020 and 2021, respectively. If the actual loss ratio is less than the threshold loss ratio, the Company is eligible to receive a certain portion of the underwriting profit. The Company recorded $3.9 million and $1.3 million in incurred losses, and $3.1 million and $1.9 million in earned premiums, under the Contract for the three months ended March 31, 2021 and 2020, respectively.

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

The catastrophe events that occurred during the three months ended March 31, 2021 caused approximately $39 million in losses to the Company, resulting primarily from deep freeze in Texas and Oklahoma and winter storms in California. No reinsurance benefits were available under the Treaty for these losses as none of the 2021 catastrophe events resulted in losses in excess of the Company’s per-occurrence retention limit under the Treaty of $40 million for the 12 months ending June 30, 2021.

The catastrophe events that occurred in 2020 caused approximately $67 million in losses to the Company as of March 31, 2021, resulting primarily from wildfires and windstorms in California and extreme weather events outside of California. No reinsurance benefits were available under the Treaty for these losses as none of the 2020 catastrophe events resulted in losses in excess of the Company’s per-occurrence retention limit under the Treaty of $40 million for each of the 12 months ending June 30, 2020 and 2021.

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
The following table presents the composition of the total investment portfolio of the Company at March 31, 2021:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$13,742	$13,792
Municipal securities	2,679,407	2,825,589
Mortgage-backed securities	81,708	82,878
Corporate securities	222,788	226,376
Collateralized loan obligations	265,235	267,569
Other asset-backed securities	171,282	171,292
	3,434,162	3,587,496
Equity securities:
Common stock	535,625	700,168
Non-redeemable preferred stock	31,429	32,326
Private equity funds measured at net asset value (2)	100,326	78,108
	667,380	810,602
Short-term investments	548,975	548,104
Total investments	$4,650,517	$4,946,202
______________
(1)    Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.
(2)    The fair value is measured using the NAV practical expedient. See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.
At March 31, 2021, 51.9% of the Company’s total investment portfolio at fair value and 71.6% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At March 31, 2021, 95.0% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.

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
The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	March 31, 2021	December 31, 2020

	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	11.3	11.7
including short-term investments	9.8	10.6
Call-adjusted average maturity:
excluding short-term investments	4.1	4.1
including short-term investments	3.5	3.7
Modified duration reflecting anticipated early calls:
excluding short-term investments	3.4	3.4
including short-term investments	2.9	3.0
Short-Term Investments	—	—

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at March 31, 2021, consistent with the average rating at December 31, 2020. The Company's municipal bond holdings, of which 90.9% were tax exempt, represented 71.6% of its fixed maturity securities portfolio at March 31, 2021, at fair value, and are broadly diversified geographically. See Part I-Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and credit quality ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At March 31, 2021, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $19.9 million and $74.1 million, respectively, at fair value, and represented 0.6% and 2.1%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2020, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $25.5 million and $38.4 million, respectively, at fair value, and represented 0.7% and 1.1%, respectively, of total fixed maturity securities.

The overall credit ratings for the Company’s fixed maturity securities portfolio were relatively stable during the three months ended March 31, 2021, with 97.4% of fixed maturity securities at fair value experiencing no change in their overall rating. 0.6% and 2.0% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the three months ended March 31, 2021.
The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	March 31, 2021
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds:
Treasuries	$13,792	$—	$—	$—	$—	$13,792
Total	13,792	—	—	—	—	13,792
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	36,874	175,001	108,846	52,228	2,208	375,157
Uninsured	115,759	793,144	1,317,397	184,670	39,462	2,450,432
Total	152,633	968,145	1,426,243	236,898	41,670	2,825,589
	5.4%	34.3%	50.4%	8.4%	1.5%	100.0%
Mortgage-backed securities:
Commercial	5,738	6,450	1,496	4,124	—	17,808
Agencies	960	—	—	—	—	960
Non-agencies:
Prime	23,002	38,542	86	49	593	62,272
Alt-A	—	628	—	582	628	1,838
Total	29,700	45,620	1,582	4,755	1,221	82,878
	35.8%	55.1%	1.9%	5.7%	1.5%	100.0%
Corporate securities:
Basic materials	—	—	—	399	2,712	3,111
Communications	—	—	188	478	—	666
Consumer, cyclical	—	2,570	7,385	11,268	—	21,223
Consumer, non-cyclical	—	10,280	14,139	11,882	—	36,301
Energy	—	—	2,246	14,819	555	17,620
Financial	—	18,214	76,264	19,763	8,984	123,225
Industrial	—	446	2,022	15,317	—	17,785
Utilities	—	—	6,445	—	—	6,445
Total	—	31,510	108,689	73,926	12,251	226,376
	—%	13.9%	48.0%	32.7%	5.4%	100.0%
Collateralized loan obligations:
Corporate	72,304	26,103	156,918	—	12,244	267,569
Total	72,304	26,103	156,918	—	12,244	267,569
	27.0%	9.8%	58.6%	—%	4.6%	100.0%

Other asset-backed securities	58,000	77,000	11,334	18,292	6,666	171,292
	33.9%	44.9%	6.6%	10.7%	3.9%	100.0%
Total	$326,429	$1,148,378	$1,704,766	$333,871	$74,052	$3,587,496
	9.1%	32.0%	47.5%	9.3%	2.1%	100.0%
______________
(1)Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds

The Company had $13.8 million, or 0.4% of its fixed maturity securities portfolio, at fair value, in U.S. government bonds at each of March 31, 2021 and December 31, 2020. At March 31, 2021, Moody's and Fitch ratings for U.S. government-issued debt were Aaa and AAA, respectively, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 0.8 years and 1.0 years at March 31, 2021 and December 31, 2020, respectively.

Municipal Securities

The Company had $2.83 billion and $2.79 billion, or 78.8% and 78.6%, of its fixed maturity securities portfolio, at fair value, in municipal securities, $375.2 million and $377.0 million of which were insured, at March 31, 2021 and December 31, 2020, respectively. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute securities ratings and the underlying credit ratings as of March 31, 2021 and December 31, 2020.
At March 31, 2021 and December 31, 2020, 60.1% and 59.9%, respectively, of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement and ratings reflecting the credit of the underlying issuers. At March 31, 2021 and December 31, 2020, the average rating of the Company’s insured municipal securities was A+, which corresponded to the average rating of the investment grade bond insurers. The remaining 39.9% and 40.1% of insured municipal securities at March 31, 2021 and December 31, 2020, respectively, were non-rated or below investment grade, and were insured by bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 3.4 years at each of March 31, 2021 and December 31, 2020.
The Company considers the strength of the underlying credit as a buffer against potential market value declines which may result from future rating downgrades of the bond insurers. In addition, the Company has a long-term time horizon for its municipal bond holdings, which generally allows it to recover the full principal amounts upon maturity and avoid forced sales prior to maturity of bonds that have declined in market value due to the bond insurers’ rating downgrades. Based on the uncertainty surrounding the financial condition of these insurers, it is possible that there will be future downgrades to below investment grade ratings by the rating agencies in the future, and such downgrades could impact the estimated fair value of municipal bonds.

Mortgage-Backed Securities

At March 31, 2021 and December 31, 2020, the mortgage-backed securities portfolio of $82.9 million and $93.3 million, or 2.3% and 2.6%, respectively, of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to “prime” residential and commercial real estate borrowers, except for $1.8 million and $2.0 million, respectively, at fair value ($1.8 million and $1.9 million at amortized cost) of Alt-A mortgages. Alt-A mortgage-backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with credit profiles stronger than those of sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The Company had holdings of $17.8 million and $17.6 million at fair value ($17.3 million and $17.2 million at amortized cost) in commercial mortgage-backed securities at March 31, 2021 and December 31, 2020, respectively.
The weighted-average rating of the Company’s Alt-A mortgage-backed securities was BBB- at each of March 31, 2021 and December 31, 2020. The weighted-average rating of the entire mortgage-backed securities portfolio was AA at each of March 31, 2021 and December 31, 2020. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 5.8 years and 6.4 years at March 31, 2021 and December 31, 2020, respectively.

Corporate Securities

Corporate securities included in fixed maturity securities were as follows:

	March 31, 2021	December 31, 2020

	(Amounts in thousands)
Corporate securities at fair value	$226,376	$241,366
Percentage of total fixed maturity securities portfolio	6.3%	6.8%
Modified duration	2.1 years	1.7 years
Weighted-average rating	A-	A-

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities were as follows:

	March 31, 2021	December 31, 2020

	(Amounts in thousands)
Collateralized loan obligations at fair value	$267,569	$256,891
Percentage of total fixed maturity securities portfolio	7.5%	7.2%
Modified duration	4.9 years	4.8 years
Weighted-average rating	AA-	AA-

Other Asset-Backed Securities

Other asset-backed securities included in fixed maturity securities were as follows:

	March 31, 2021	December 31, 2020

	(Amounts in thousands)
Other asset-backed securities at fair value	$171,292	$153,261
Percentage of total fixed maturity securities portfolio	4.8%	4.3%
Modified duration	0.6 years	1.6 years
Weighted-average rating	AA	AA+

Equity Securities

Equity holdings of $810.6 million and $803.9 million at fair value, as of March 31, 2021 and December 31, 2020, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The Company had a net gain (loss) of $34.5 million and $(186.4) million due to changes in fair value of the Company’s equity securities portfolio for the three months ended March 31, 2021 and 2020, respectively. The primary cause for the increase in fair value of the Company’s equity securities portfolio for the three months ended March 31, 2021 was the overall improvement in equity markets. The primary cause for the decrease in fair value of the Company’s equity securities portfolio for the three months ended March 31, 2020 was the overall market disruptions and dislocations resulting from the COVID-19 outbreak.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At March 31, 2021, 16.4% of the total investment portfolio at fair value was held in equity securities, compared to 17.0% at December 31, 2020 .
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

On March 29, 2017, the Company entered into the 2017 Credit Agreement that provided for revolving loans of up to $50 million and was set to mature on March 29, 2022. On March 31, 2021, the Company entered into the Amended and Restated Credit Agreement that amended and restated the 2017 Credit Agreement. The Amended and Restated Credit Agreement, among other things, extended the maturity date of the loan that was the subject of the 2017 Credit Agreement to March 31, 2026, added U.S. Bank as an additional lender, and increased the aggregate commitments by all the lenders to $75 million from $50 million under the 2017 Credit Agreement. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 20% to LIBOR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 15.1% at March 31, 2021, resulting in a 12.5 basis point commitment fee on the $75 million undrawn portion of the credit facility. As of April 29, 2021, there have been no borrowings under this facility.

The Company was in compliance with all of the financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at March 31, 2021.

For additional information on debt, see Note 11. Notes Payable of the Notes to Consolidated Financial Statements.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.87 billion at March 31, 2021, and net premiums written of $3.6 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 1.93 to 1 at March 31, 2021.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of March 31, 2021, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2020.

The following table presents municipal securities by state in descending order of holdings at fair value at March 31, 2021:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$325,223	AA-
Florida	286,116	A+
New York	244,229	AA-
Illinois	220,803	A
California	206,669	AA-
Other states	1,542,549	A+
Total	$2,825,589

At March 31, 2021, the municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Texas and Florida. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.

Taxable fixed maturity securities represented 28.4% of the Company’s total fixed maturity securities portfolio at fair value at March 31, 2021. 1.4% of the Company’s taxable fixed maturity securities at fair value were comprised of U.S. government bonds, which were rated AAA at March 31, 2021. 1.5% of the Company’s taxable fixed maturity securities at fair value, representing 0.4% of its total fixed maturity securities portfolio at fair value, were rated below investment grade at March 31, 2021. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in equity markets.

At March 31, 2021, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $700.2 million in common stocks, $32.3 million in non-redeemable preferred stocks, and $78.1 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 14.2% of total investments at fair value at March 31, 2021. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

	(Amounts in thousands, except average Beta)
Average Beta	1.13	1.11
Hypothetical reduction of 25% in the overall value of the stock market	$197,798	$191,970
Hypothetical reduction of 50% in the overall value of the stock market	$395,595	$383,939

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
The fixed maturity securities portfolio, which represented 72.5% of total investments at March 31, 2021 at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 2.9 years and 3.0 years at March 31, 2021 and December 31, 2020, respectively.

If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at March 31, 2021 would decrease by $120.3 million and $240.7 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company's fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. See also “Overview-C. Regulatory and Legal Matters” in Part I-Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 1A. Risk Factors

The Company’s business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the United States Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 have not changed in any material respect.

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

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY GENERAL CORPORATION

Date: May 4, 2021	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: May 4, 2021	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer