Form 10-Q
period 2021-09-30
MERCURY GENERAL CORP
filed 2021-11-02
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At October 28, 2021, the registrant had issued and outstanding an aggregate of 55,370,788 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $3,850,850; $3,388,418)	$3,990,513	$3,549,810
Equity securities (cost $734,861; $695,150)	890,620	803,851
Short-term investments (cost $194,721; $376,547)	193,621	375,609
Total investments	5,074,754	4,729,270
Cash	341,606	348,479
Receivables:
Premiums	653,599	599,070
Allowance for credit losses on premiums receivable	(6,000)	(10,000)
Premiums receivable, net of allowance for credit losses	647,599	589,070
Accrued investment income	41,546	42,985
Other	7,258	10,730
Total receivables	696,403	642,785
Reinsurance recoverables	49,925	48,579
Allowance for credit losses on reinsurance recoverables	—	(91)
Reinsurance recoverables, net of allowance for credit losses	49,925	48,488
Deferred policy acquisition costs	263,274	246,994
Fixed assets (net of accumulated depreciation $301,890; $286,023)	185,934	178,923
Operating lease right-of-use assets	34,038	40,554
Current income taxes	10,420	—
Goodwill	42,796	42,796
Other intangible assets, net	10,522	11,322
Other assets	44,701	38,635
Total assets	$6,754,373	$6,328,246
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$2,142,121	$1,991,304
Unearned premiums	1,545,297	1,405,873
Notes payable	372,831	372,532
Accounts payable and accrued expenses	182,138	194,421
Operating lease liabilities	36,843	43,825
Current income taxes	—	10,426
Deferred income taxes	39,524	41,132
Other liabilities	290,686	236,136
Total liabilities	4,609,440	4,295,649
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,371; 55,358	98,908	98,970
Retained earnings	2,046,025	1,933,627
Total shareholders’ equity	2,144,933	2,032,597
Total liabilities and shareholders’ equity	$6,754,373	$6,328,246

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Net premiums earned	$940,941	$899,304	$2,783,682	$2,633,775
Net investment income	32,334	32,140	95,566	100,801
Net realized investment (losses) gains	(43,543)	64,436	56,953	(28,458)
Other	2,481	2,894	7,883	6,810
Total revenues	932,213	998,774	2,944,084	2,712,928
Expenses:
Losses and loss adjustment expenses	697,947	618,657	1,981,519	1,765,627
Policy acquisition costs	153,142	157,365	468,556	463,604
Other operating expenses	80,238	71,859	216,723	219,519
Interest	4,267	4,262	12,845	12,786
Total expenses	935,594	852,143	2,679,643	2,461,536
(Loss) income before income taxes	(3,381)	146,631	264,441	251,392
Income tax (benefit) expense	(4,669)	27,774	46,977	43,528
Net income	$1,288	$118,857	$217,464	$207,864
Net income per share:
Basic	$0.02	$2.15	$3.93	$3.75
Diluted	$0.02	$2.15	$3.93	$3.75
Weighted average shares outstanding:
Basic	55,371	55,358	55,367	55,358
Diluted	55,375	55,358	55,375	55,358

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock, beginning of period	$98,872	$98,898	$98,970	$98,828
Proceeds from stock options exercised	—	—	215	—
Share-based compensation expense	36	36	106	106
Withholding tax on stock options exercised	—	—	(383)	—
Common stock, end of period	98,908	98,934	98,908	98,934
Retained earnings, beginning of period	2,079,759	1,717,917	1,933,627	1,700,674
Cumulative effect of adopting ASU 2016-13 (Note1)	—	—	—	(2,014)
Retained earnings, beginning of period, as adjusted	2,079,759	1,717,917	1,933,627	1,698,660
Net income	1,288	118,857	217,464	207,864
Dividends paid to shareholders	(35,022)	(34,876)	(105,066)	(104,626)
Retained earnings, end of period	2,046,025	1,801,898	2,046,025	1,801,898
Total shareholders’ equity, end of period	$2,144,933	$1,900,832	$2,144,933	$1,900,832

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$217,464	$207,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,864	50,617
Net realized investment (gains) losses	(56,953)	28,458
Increase in premiums receivable	(58,529)	(18,075)
(Increase) decrease in reinsurance recoverables	(1,437)	37,241
Changes in current and deferred income taxes	(22,454)	6,075
Increase in deferred policy acquisition costs	(16,280)	(18,296)
Increase in loss and loss adjustment expense reserves	150,817	20,731
Increase in unearned premiums	139,424	77,002
(Decrease) increase in accounts payable and accrued expenses	(12,958)	38,879
Share-based compensation	106	106
Other, net	31,965	12,650
Net cash provided by operating activities	428,029	443,252
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(1,044,819)	(686,541)
Sales	117,754	127,336
Calls or maturities	397,524	154,180
Equity securities available for sale in nature:
Purchases	(695,393)	(1,001,624)
Sales	689,484	849,964
Calls	—	3,880
Changes in securities payable and receivable	20,267	11,923
Decrease in short-term investments	213,553	240,673
Purchases of fixed assets	(29,498)	(29,764)
Other, net	1,842	19,078
Net cash used in investing activities	(329,286)	(310,895)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(105,066)	(104,626)
Proceeds from stock options exercised	215	—
Payments on finance lease obligations	(765)	—
Net cash used in financing activities	(105,616)	(104,626)
Net (decrease) increase in cash	(6,873)	27,731
Cash:
Beginning of the year	348,479	294,398
End of period	$341,606	$322,129
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$16,584	$16,573
Income taxes paid, net	$69,432	$37,453

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation

The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at September 30, 2021 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for more complete descriptions and discussions. Operating results and cash flows for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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
Earnings per Share

There were no potentially dilutive securities with anti-dilutive effect for the three and nine months ended September 30, 2021. Potentially dilutive securities representing approximately 68,000 shares of common stock were excluded from the computation of diluted income per common share for each of the three and nine months ended September 30, 2020, because their effect would have been anti-dilutive.
Dividends per Share

The Company declared and paid a dividend per share of $0.6325 and $0.6300 during the three months ended September 30, 2021 and 2020, respectively, and dividends per share of $1.8975 and $1.8900 during the nine months ended September 30, 2021 and 2020, respectively.
Deferred Policy Acquisition Costs

Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The

Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $153.1 million and $157.4 million for the three months ended September 30, 2021 and 2020, respectively, and $468.6 million and $463.6 million for the nine months ended September 30, 2021 and 2020, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $19.4 million and $10.8 million for the three months ended September 30, 2021 and 2020, respectively, and $40.7 million and $31.7 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The effect of reinsurance on property and casualty premiums written and earned was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Amounts in thousands)
Premiums Written
Direct	$1,024,753	$949,026	$2,934,777	$2,721,801
Ceded	(17,322)	(14,156)	(48,750)	(35,555)
Assumed	161	83	13,048	7,918
Net	$1,007,592	$934,953	$2,899,075	$2,694,164
Premiums Earned
Direct	$947,458	$905,210	$2,800,357	$2,646,810
Ceded	(17,175)	(15,230)	(48,335)	(40,793)
Assumed	3,322	2,032	9,912	6,136
Net	$933,605	$892,012	$2,761,934	$2,612,153

The Company recognized ceded premiums earned of approximately $17 million and $15 million for the three months ended September 30, 2021 and 2020, respectively, and $48 million and $41 million for the nine months ended September 30, 2021 and 2020, respectively, which are included in net premiums earned in its consolidated statements of operations. The Company recognized ceded losses and loss adjustment expenses of approximately $(1) million and $(7) million for the three months ended September 30, 2021 and 2020, respectively, and $(4) million and $(23) million for the nine months ended September 30, 2021 and 2020, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The negative ceded losses and loss adjustment expenses for the three and nine months ended September 30, 2021 were primarily the result of favorable development on prior years' catastrophe losses that had been ceded to the Company's reinsurers. The negative ceded losses and loss adjustment expenses for the three and nine months ended September 30, 2020 were primarily related to reimbursements from Pacific Gas and Electric Corporation ("PG&E") to the Company for certain past wildfire claims. These loss recoveries from PG&E were ceded to the Company's reinsurers as the original losses had previously been ceded to them under the Treaty.

The Company's insurance subsidiaries, as primary insurers, are required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.
Revenue from Contracts with Customers (Topic 606)

The Company's revenue from contracts with customers is commission income earned from third-party insurers by its 100% owned insurance agencies, which amounted to approximately $4.6 million and $4.5 million, with related expenses of $3.0 million and $2.8 million, for the three months ended September 30, 2021 and 2020, respectively, and $15.9 million and $13.7 million, with related expenses of $9.9 million and $9.0 million, for the nine months ended September 30, 2021 and 2020, respectively. All of the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting (see Note 13. Segment Information).

As of September 30, 2021 and December 31, 2020, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

Capitalized Implementation Costs for Cloud Computing Arrangements

The majority of the Company's cloud computing arrangements relate to service contracts with third parties that host the Company's data and computing infrastructure that are used in providing services to and supporting transactions with its existing or potential policyholders and insurance agents. The balance of capitalized implementation costs for cloud computing arrangements, net of accumulated amortization, was $4.5 million and $4.8 million at September 30, 2021 and December 31, 2020, respectively, which is included in other assets in the Company's consolidated balance sheets. The accumulated amortization was $4.2 million and $2.1 million at September 30, 2021 and December 31, 2020, respectively. Amortization expense for capitalized implementation costs was $0.8 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $2.1 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively, which is included in other operating expenses in the Company's consolidated statements of operations.

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

The Company believes that if the unemployment rate were to remain high following the outbreak of a novel strain of coronavirus (“COVID-19”), there could be high uncollectible amounts over the life of the premiums receivable balances outstanding at September 30, 2021. In addition, the Company offered payment grace periods upon request from customers in 2020 following the outbreak of the pandemic, which added an element of uncertainty to the collectibility. However, the improving economy and declining unemployment rate contributed to the reduction in allowance for credit losses for the nine months ended September 30, 2021.

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Amounts in thousands)
Beginning balance	$6,000	$10,000	$10,000	$1,445
Cumulative effect of adopting ASU 2016-13	—	—	—	1,855
Beginning balance, as adjusted	6,000	10,000	10,000	3,300
Provision during the period for expected credit losses	694	559	(1,837)	9,448
Write-off amounts during the period	(838)	(735)	(2,610)	(3,279)
Recoveries during the period of amounts previously written off	144	176	447	531
Ending balance	$6,000	$10,000	$6,000	$10,000

Reinsurance Recoverables

Reinsurance recoverables are balances due to the Company from its reinsurers for paid and unpaid losses and loss adjustment expenses. Generally, the Company uses a default analysis to estimate uncollectible reinsurance recoverables. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral and any liabilities held by the Company subject to a right of offset, and future default factors used to estimate the probability that the reinsurer may be unable to meet its future obligations in full. The determination of the future default factor is based on a historical default factor published by a major rating agency applicable to the particular financial strength rating class. AM Best's Financial Strength Ratings of the Company's reinsurers ranged between B++ and A++ at September 30, 2021. Based on its past experience with major catastrophes, the Company made the assumption that the majority of the reinsurance recoverable balances on unpaid losses outstanding at September 30, 2021 will be billed and collected or written off over the course of the next 5 years, and that the outstanding reinsurance recoverable balances on paid losses will be collected or written off within a year.

The following table presents a summary of changes in allowance for credit losses on reinsurance recoverables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Amounts in thousands)
Beginning balance	$—	$88	$91	$—
Cumulative effect of adopting ASU 2016-13	—	—	—	159
Beginning balance, as adjusted	—	88	91	159
Provision during the period for expected credit losses	—	(30)	(91)	(101)
Write-off amounts during the period	—	—	—	—
Recoveries during the period of amounts previously written off	—	—	—	—
Ending balance	$—	$58	$—	$58

Accrued Interest Receivables

The Company made certain accounting policy elections for its accrued interest receivables on the adoption date of Topic 326 as allowed: a) an election to present accrued interest receivable balances separately from the associated financial assets on the balance sheet, and b) an election not to measure an allowance for credit losses on accrued interest receivable amounts and instead write off uncollectible accrued interest amounts in a timely manner by reversing interest income. The Company did not have any cumulative-effect adjustment as a result of adopting Topic 326 for its accrued interest receivables. The Company's accrued interest receivable balances are included in accrued investment income receivable in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off during the three and nine months ended September 30, 2021 and 2020.

2. Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or other interbank offered rates expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company expects to apply the optional expedients in this ASU to its unsecured credit facility that references LIBOR (see Note 11), when the facility is modified with a replacement rate before LIBOR is discontinued. The Company does not expect any material impact on its consolidated financial statements and related disclosures resulting from applying this ASU.

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

The following table presents the fair values of financial instruments:

	September 30, 2021	December 31, 2020

	(Amounts in thousands)
Assets
Investments	$5,074,754	$4,729,270
Note receivable	5,741	5,725
Liabilities
Options sold	473	—
Unsecured notes	420,450	415,253
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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at September 30, 2021 and December 31, 2020. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary of such VIEs. The Company's maximum exposure to loss with respect to these VIEs is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At September 30, 2021, the Company had a maximum of approximately $40 million in unfunded commitments to these VIEs whereby the Company may be called prior to April 30, 2022 to provide additional capital to fund the purchase of investments and the expenses of a new private equity fund. The Company expects to fund any capital calls on these commitments using the distributions of principal and interest from a mature private equity fund. At December 31, 2020, the Company had no such unfunded commitments to these VIEs.

Note Receivable
In August 2017, the Company completed the sale of approximately six acres of land located in Brea, California (the "Property"), for a total sale price of approximately $12.2 million. Approximately $5.7 million of the total sale price was received in the form of a promissory note (the "Note") and the remainder in cash. The Note is secured by a first trust deed and an assignment of rents on the Property, and bears interest at an annual rate of 3.5%, payable in monthly installments. The Note's maturity date was extended to August 31, 2022 with no change in the annual interest rate. Interest earned on the Note is recognized in other revenues in the Company's consolidated statements of operations. The Company elected to apply the fair value option to the Note at the time it was first recognized. The fair value of note receivable is included in other assets in the Company's consolidated balance sheets, while the changes in fair value of note receivable are included in net realized investment gains or losses in the Company's consolidated statements of operations.

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
Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at September 30, 2021 and December 31, 2020 was obtained from a third party pricing service.

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

The following table presents (losses) gains due to changes in fair value of investments and the note receivable that are measured at fair value pursuant to application of the fair value option:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Amounts in thousands)
Fixed maturity securities	$(26,120)	$21,112	$(21,729)	$21,350
Equity securities	(19,884)	37,734	47,057	(36,699)
Short-term investments	(170)	(20)	(161)	(18)
Total investments	$(46,174)	$58,826	$25,167	$(15,367)
Note receivable	43	39	15	71
Total (losses) gains	$(46,131)	$58,865	$25,182	$(15,296)

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities
The Company’s fair value measurements are based on the market approach, which utilizes market transaction data for the same or similar instruments. The Company obtained unadjusted fair values on 97.9% of its investment portfolio at fair value from an independent pricing service at September 30, 2021.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $25.6 million and $17.6 million at fair value in commercial mortgage-backed securities at September 30, 2021 and December 31, 2020, respectively.

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
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity funds measured at net asset value is determined using NAV as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. The strategy of three of the four such funds with a fair value of approximately $105.0 million at September 30, 2021 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers, and equity interests in vehicles established to purchase and warehouse loans; the strategy of the other such fund with a fair value of approximately $1.2 million at September 30, 2021 is to achieve favorable long-term financial returns and measurable positive social and environmental returns by investing in privately held technology, healthcare, specialty consumer goods and service companies. The Company had a maximum of approximately $40 million in unfunded commitments at September 30, 2021 with respect to the private equity funds measured at NAV whereby the Company may be called prior to April 30, 2022 to provide additional capital to fund the purchase of investments and the expenses of a new private equity fund. The Company expects to fund any capital calls on these commitments using the distributions of principal and interest from a mature private equity fund. The underlying assets of the funds are expected to be liquidated over the period of approximately one year to nine years from September 30, 2021. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets.
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	September 30, 2021
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$14,580	$—	$—	$14,580
Municipal securities	—	2,884,651	—	2,884,651
Mortgage-backed securities	—	112,614	—	112,614
Corporate securities	—	407,069	—	407,069
Collateralized loan obligations	—	309,034	—	309,034
Other asset-backed securities	—	262,565	—	262,565
Total fixed maturity securities	14,580	3,975,933	—	3,990,513
Equity securities:
Common stock	723,214	—	—	723,214
Non-redeemable preferred stock	—	61,194	—	61,194
Private equity funds measured at net asset value (1)				106,212
Total equity securities	723,214	61,194	—	890,620
Short-term investments:
Short-term bonds	—	19,841	—	19,841
Money market instruments	173,771	—	—	173,771
Other	9	—	—	9
Total short-term investments	173,780	19,841	—	193,621
Other assets:
Note receivable	—	5,741	—	5,741
Total assets at fair value	$911,574	$4,062,709	$—	$5,080,495
Liabilities
Other liabilities:
Options sold	$473	$—	$—	$473
Total liabilities at fair value	$473	$—	$—	$473

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$13,816	$—	$—	$13,816
Municipal securities	—	2,791,212	—	2,791,212
Mortgage-backed securities	—	93,264	—	93,264
Corporate securities	—	241,366	—	241,366
Collateralized loan obligations	—	256,891	—	256,891
Other asset-backed securities	—	153,261	—	153,261
Total fixed maturity securities	13,816	3,535,994	—	3,549,810
Equity securities:
Common stock	691,782	—	—	691,782
Non-redeemable preferred stock	—	32,660	—	32,660
Private equity funds measured at net asset value (1)				79,409
Total equity securities	691,782	32,660	—	803,851
Short-term investments:
Short-term bonds	21,999	4,929	—	26,928
Money market instruments	348,676	—	—	348,676
Other	5	—	—	5
Total short-term investments	370,680	4,929	—	375,609
Other assets:
Note receivable	—	5,725	—	5,725
Total assets at fair value	$1,076,278	$3,579,308	$—	$4,734,995
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities:

	Private Equity Fund
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Amounts in thousands)
Beginning balance	$—	$—	$—	$1,203
Realized losses included in earnings	—	—	—	(1)
Settlements	—	—	—	—
Transfer out (1)	—	—	—	(1,202)
Ending balance	$—	$—	$—	$—
The amount of total gains or losses for the period included in earnings attributable to assets still held at September 30	$—	$—	$—	$—
__________
(1) The private equity fund was reclassified from Level 3 to private equity funds measured at net asset value at March 31, 2020, due to the use of the NAV practical expedient in measuring the fair value of the fund.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the nine months ended September 30, 2021 and 2020. A private equity fund was reclassified from Level 3 to private equity funds measured at net asset value at March 31, 2020, as described above.

At September 30, 2021, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	September 30, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$372,831	$420,450	$—	$420,450	$—

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$372,532	$415,253	$—	$415,253	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at September 30, 2021 and December 31, 2020 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 11. Notes Payable for additional information on unsecured notes.

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
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Derivatives
	September 30, 2021	December 31, 2020

	(Amount in thousands)
Options sold - Other liabilities	$473	$—
Total	$473	$—

	Gains Recognized in Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Amounts in thousands)
Options sold - Net realized investment (losses) gains	$557	$7,144	1,340	17,799
Total	$557	$7,144	$1,340	$17,799

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

7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2021 and 2020. No accumulated goodwill impairment losses existed at September 30, 2021 and December 31, 2020. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and nine months ended September 30, 2021 and 2020. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 13. Segment Information for additional information on the reportable business segment).
Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of September 30, 2021:
Customer relationships	$54,862	$(52,959)	$1,903	11
Trade names	15,400	(8,181)	7,219	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$75,962	$(65,440)	$10,522

As of December 31, 2020:
Customer relationships	$54,862	$(52,640)	$2,222	11
Trade names	15,400	(7,700)	7,700	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$75,962	$(64,640)	$11,322

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and nine months ended September 30, 2021 and 2020.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Amortization expense for other intangible assets was $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.8 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table presents the estimated future amortization expense related to other intangible assets as of September 30, 2021:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2021	$267
2022	1,043
2023	879
2024	851
2025	807
Thereafter	5,275
Total	$9,122

8. Share-Based Compensation

In February 2015, the Company's Board of Directors adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock are authorized for issuance under the 2015 Plan upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted stock unit ("RSU") or deferred stock awards. As of September 30, 2021, the Company had 70,000 stock options granted that were exercised or outstanding, and 4,830,000 shares of common stock available for future grant under the 2015 Plan.

Share-based compensation expenses for all stock options granted or modified are based on their estimated grant-date fair values. These compensation costs are recognized on a straight-line basis over the requisite service period of the award. The Company estimates forfeitures expected to occur in determining the amount of compensation cost to be recognized in each period. As of September 30, 2021, all outstanding stock options have a term of ten years from the date of grant and become exercisable in four equal installments on the first through fourth anniversaries of the grant date. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

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
As of September 30, 2021, the Company had $0.1 million of unrecognized compensation expense related to stock options awarded under the 2015 Plan, which will be recognized ratably over the remaining vesting period of approximately 0.4 years.
No share-based compensation awards were granted during the nine months ended September 30, 2021.
9. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

There was a $254,000 decrease to the total amount of unrecognized tax benefits related to tax uncertainties during the nine months ended September 30, 2021. The decrease was the result of a payment of an assessment related to a California Franchise Tax Board (“FTB”) audit for tax years 2017 through 2019.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2018 through 2020 for federal taxes and 2011 through 2013 and 2020 for California state taxes. For tax years 2011 through 2013, the Company received Notices of Proposed Assessments (“NPAs”) and submitted a formal protest to the FTB in 2018. For tax years 2014 through 2016, the Company received NPAs related to the Company’s California apportionment factor and paid the total assessment with interest to the FTB in the third quarter of 2020. For tax years 2017 through 2019, the FTB issued Audit Issue Presentation Sheets with tax assessments related to the Company’s California apportionment factor, and the Company paid the total assessment with interest in the third quarter of 2021.

If a reasonable settlement is not reached for tax years 2011 through 2013 for California state taxes, the Company intends to pursue other options, including a formal hearing with the FTB, an appeal with the California Office of Tax Appeals, or litigation in Superior Court. The Company believes that the resolution of these examinations and assessments will not have a material impact on the financial position of the Company.

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

At September 30, 2021, the Company’s deferred income taxes were in a net liability position, which included a combination of ordinary and capital deferred tax expenses or benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

10. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Nine Months Ended September 30,
	2021	2020

	(Amounts in thousands)
Gross reserves, beginning of period	$1,991,304	$1,921,255
Reinsurance recoverables on unpaid losses, beginning of period	(54,460)	(76,100)
Cumulative effect of adopting ASU 2016-13 for reinsurance recoverables on unpaid losses (1)	—	149
Reinsurance recoverables on unpaid losses, beginning of period, as adjusted	(54,460)	(75,951)
Net reserves, beginning of period, as adjusted	1,936,844	1,845,304
Incurred losses and loss adjustment expenses related to:
Current year	2,005,233	1,740,116
Prior years	(23,714)	25,511
Total incurred losses and loss adjustment expenses	1,981,519	1,765,627
Loss and loss adjustment expense payments related to:
Current year	1,088,285	937,373
Prior years	739,385	786,180
Total payments	1,827,670	1,723,553
Net reserves, end of period	2,090,693	1,887,378
Reinsurance recoverables on unpaid losses, end of period	51,428	54,608
Gross reserves, end of period	$2,142,121	$1,941,986
__________
(1) See Note 1 for additional information on adoption of ASU 2016-13.

The decrease in the provision for insured events of prior years during the nine months ended September 30, 2021 of $23.7 million was primarily attributable to lower than estimated losses and loss adjustment expenses in the private passenger automobile and homeowners lines of insurance business, partially offset by unfavorable development in the commercial automobile line of insurance business. The increase in the provision for insured events of prior years during the nine months ended September 30, 2020 of $25.5 million was primarily attributable to higher than estimated losses and loss adjustment expenses in the homeowners and commercial automobile lines of insurance business, partially offset by favorable development in the California private passenger automobile line of insurance business.

For the nine months ended September 30, 2021 and 2020, the Company recorded catastrophe losses net of reinsurance of approximately $85 million and $43 million, respectively. Catastrophe losses due to the events that occurred during the nine months ended September 30, 2021 totaled approximately $91 million, with no reinsurance benefits used for these losses, resulting primarily from the deep freeze and other extreme weather events in Texas and Oklahoma, wildfires and winter storms in California, and the impact of Hurricane Ida in New Jersey and New York. These losses were partially offset by favorable development of approximately $6 million on prior years' catastrophe losses. Catastrophe losses due to the events that occurred during the nine months ended September 30, 2020 totaled approximately $48 million, with no reinsurance benefits used for these losses, resulting primarily from wildfires and windstorms in California and extreme weather events outside of California. These losses were partially offset by favorable development of approximately $5 million on prior years' catastrophe losses.

11. Notes Payable

The following table presents information about the Company's notes payable:

	Lender	Interest Rate	Maturity Date	September 30, 2021	December 31, 2020

				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, and U.S. Bank	LIBOR plus 112.5-150.0 basis points	March 31, 2026	—	—
Total principal amount				375,000	375,000
Less unamortized discount and debt issuance costs(3)				2,169	2,468
Total debt				$372,831	$372,532
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
(2)On March 29, 2017, the Company entered into an unsecured credit agreement (the "2017 Credit Agreement") that provided for revolving loans of up to $50 million and was set to mature on March 29, 2022. On March 31, 2021, the Company entered into an amended and restated credit agreement (the "Amended and Restated Credit Agreement") that amended and restated the 2017 Credit Agreement. The Amended and Restated Credit Agreement, among other things, extended the maturity date of the loan that was the subject of the 2017 Credit Agreement to March 31, 2026, added U.S. Bank as an additional lender, and increased the aggregate commitments by all the lenders to $75 million from $50 million under the 2017 Credit Agreement. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 20% to LIBOR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 14.9% at September 30, 2021, resulting in a 12.5 basis point commitment fee on the $75 million undrawn portion of the credit facility. As of October 28, 2021, there have been no borrowings under this facility.
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

On September 10, 2021, the California Department of Insurance ("DOI") served the Company a Notice of Non-Compliance ("NNC"), alleging violations in connection with its 2014 Rating & Underwriting Examination Report, which was adopted by the California DOI in 2019. The NNC itemizes alleged violations, many of which management believes were corrected or otherwise resolved during the course of the examination, and seeks penalties. The Company has participated in lengthy and detailed discussions with the California DOI since the adoption of the examination report, in an attempt to address the issues deemed unresolved by the California DOI, and has taken several additional corrective actions approved by the California DOI. The Company is continuing discussions with the California DOI in order to resolve the outstanding issues, or at least obtain the agreement of the California DOI to remove the resolved items from the NNC before proceeding to a formal hearing process. The Company cannot reasonably predict the outcome of the hearing if it occurs, nor can it reasonably estimate the amount of penalties, if any.

On April 13, 2020, the California Insurance Commissioner issued Bulletin 2020-3 ordering insurers to make an initial premium adjustment within 120 days from the date of the Bulletin 2020-3 to adversely impacted California policyholders for the months of March and April 2020. The Commissioner granted insurers flexibility in determining how to quickly and fairly process the premium refunds. On May 15, 2020, the California Insurance Commissioner issued Bulletin 2020-4 extending the directives in Bulletin 2020-3 through May 31, 2020. Bulletin 2020-8, originally issued on June 25, 2020 and amended on December 3, 2020, extended the previous directives of Bulletin 2020-3 and Bulletin 2020-4 through June 30, 2020, as well as any months subsequent to June 2020 because the COVID-19 pandemic continued to result in projected loss exposures remaining overstated or misclassified. On March 11, 2021, the California Insurance Commissioner issued Bulletin 2021-03 directing California insurance companies to do more to return additional premium relief commensurate with continuing reductions in the exposure to loss for particular lines of insurance and to communicate with their policyholders about how they will return premiums as well as options available to reduce their ongoing premiums. On October 5, 2021, the Company received a letter from the California DOI requesting additional information on the amount of premium refunds or credits that the Company has provided or plans to further provide to its private passenger automobile policyholders, and the methodology used in determining such refunds or credits for the time period of March 2020 through at least March 2021, due to reduced driving during the pandemic. The Company will provide the California DOI with the requested information on or before the specified due date. On October 6, 2021, the California DOI issued a press release alleging that the Company and two other insurers have not provided enough premium relief to the policyholders through premium refunds or credits for lower frequency resulting from reduced driving during the pandemic. The Company believes that the amounts returned to-date, including the mileage reductions on individual policies, have provided appropriate and material relief to its policyholders and that there is no legal basis for the California DOI to require the Company to issue additional refunds. The total amount of premiums returned to the Company's policyholders through refunds or credits is approximately $128 million, which reduced its net premiums earned for 2020. The Company has also worked with its agents and policyholders to reclassify exposures on an individual policy basis, including reducing mileage on approximately 310,000 vehicles since the pandemic began. The mileage reductions have significantly reduced premiums on those individual policies in a manner consistent with the Company’s filed and approved rates. Additionally, the Company withdrew its private passenger automobile rate filings requesting rate increases that were pending before the pandemic. However, the Company cannot predict whether or not the California DOI will take further actions against the Company related to the premium refunds and credits, which may include ordering the Company to provide additional premium refunds to its policyholders, nor can it reasonably estimate the amount of such additional refunds or other losses, if any, due to any potential actions by the California DOI and the Company's responses to such actions.

The Company establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. In addition, the Company accrues for anticipated legal defense costs associated with such lawsuits and regulatory actions. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company's pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition or cash flows.

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of any additional regulatory or legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following tables present the Company's operating results by reportable segment:

	Three Months Ended September 30,
	2021			2020
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$933.6	$7.3	$940.9	$892.0	$7.3	$899.3
Less:
Losses and loss adjustment expenses	694.2	3.7	697.9	614.9	3.8	618.7
Underwriting expenses	229.7	3.7	233.4	225.4	3.7	229.1
Underwriting gain (loss)	9.7	(0.1)	9.6	51.7	(0.2)	51.5
Investment income			32.3			32.1
Net realized investment (losses) gains			(43.5)			64.4
Other income			2.5			2.9
Interest expense			(4.3)			(4.3)
Pre-tax (loss) income			$(3.4)			$146.6
Net income			$1.3			$118.9

	Nine Months Ended September 30,
	2021			2020
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$2,761.9	$21.8	$2,783.7	$2,612.2	$21.6	$2,633.8
Less:
Losses and loss adjustment expenses	1,970.8	10.7	1,981.5	1,755.2	10.4	1,765.6
Underwriting expenses	675.1	10.4	685.5	672.2	10.9	683.1
Underwriting gain	116.0	0.7	116.7	184.8	0.3	185.1
Investment income			95.6			100.8
Net realized investment gains (losses)			57.0			(28.5)
Other income			7.9			6.8
Interest expense			(12.8)			(12.8)
Pre-tax income			$264.4			$251.4
Net income			$217.5			$207.9

The following tables present the Company’s net premiums earned and direct premiums written by reportable segment and line of insurance business:

	Three Months Ended September 30,
	2021			2020
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$652.0	$—	$652.0	$653.0	$—	$653.0
Homeowners	178.9	—	178.9	151.2	—	151.2
Commercial automobile	65.6	—	65.6	57.8	—	57.8
Other	37.1	7.3	44.4	30.0	7.3	37.3
Net premiums earned	$933.6	$7.3	$940.9	$892.0	$7.3	$899.3

Private passenger automobile	$693.9	$—	$693.9	$667.4	$—	$667.4
Homeowners	222.6	—	222.6	183.7	—	183.7
Commercial automobile	62.3	—	62.3	62.0	—	62.0
Other	46.0	7.3	53.3	35.9	8.0	43.9
Direct premiums written	$1,024.8	$7.3	$1,032.1	$949.0	$8.0	$957.0

	Nine Months Ended September 30,
	2021			2020
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$1,956.6	$—	$1,956.6	$1,926.5	$—	$1,926.5
Homeowners	509.1	—	509.1	437.3	—	437.3
Commercial automobile	192.8	—	192.8	164.1	—	164.1
Other	103.4	21.8	125.2	84.3	21.6	105.9
Net premiums earned	$2,761.9	$21.8	$2,783.7	$2,612.2	$21.6	$2,633.8

Private passenger automobile	$2,006.4	$—	$2,006.4	$1,932.8	$—	$1,932.8
Homeowners	600.7	—	600.7	511.9	—	511.9
Commercial automobile	197.4	—	197.4	179.5	—	179.5
Other	130.3	23.6	153.9	97.6	21.9	119.5
Direct premiums written	$2,934.8	$23.6	$2,958.4	$2,721.8	$21.9	$2,743.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Note on COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization (the "WHO"). The pandemic has had a notable impact on general economic conditions, including, but not limited to, the temporary closures of many businesses, “shelter in place” and other governmental orders, and reduced consumer spending. The Company has been following guidelines or orders issued by the Centers for Disease Control, the WHO and state and local governments. The Company has also taken a number of precautionary steps to safeguard its business and employees from COVID-19, including activating its Business Continuity Plan. Most of the Company's employees have been working remotely, with only certain operationally critical employees working on site at various locations. The Company is monitoring and assessing the impact of the COVID-19 pandemic daily, including recommendations and orders issued by federal, state and local governments. The Company has recently extended its "work-from-home" policy for most of its employees indefinitely.

The Company’s automobile line of insurance business began experiencing a significant decrease in loss frequency in March of 2020, and it remained lower than historical levels through the first half of 2021, although it began to increase as more drivers returned to the road following the gradual reopening of businesses in California and other states. After bottoming out in the second quarter of 2020, loss frequency has been increasing and is near pre-pandemic levels for some coverages and exceeds pre-pandemic levels for the comprehensive coverage due to a rise in vehicle thefts and property crimes. The severity of accidents, for both bodily injury and the cost to repair vehicles, has increased following the outbreak of the COVID-19 pandemic primarily due to a higher percentage of high-speed serious accidents on less congested roads and freeways. The cost to repair vehicles may remain high due to supply chain and labor force issues. The COVID-19 pandemic also created more uncertainty, and the total effect on losses occurring during the COVID-19 era will not be known for several years. The Company expects more late reported claims and a prolonged settlement period, particularly for bodily injury claims. Many courts have been closed, and claimants may have been reluctant to seek medical treatments due to the pandemic. The recent increases in loss frequency combined with sustained high loss severity have negatively impacted the Company's results of operations, when compared to other quarters following the first quarter of 2020. If loss frequency continues to rise and/or loss severity remains high in the near future, operating results may significantly deteriorate and the Company may consider submitting private passenger automobile rate filings requesting rate increases. Following the outbreak of the COVID-19 pandemic in 2020, the company withdrew such rate filings pending before the pandemic.

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

Due to disruptions in the equity and fixed maturity securities markets following the outbreak of the COVID-19 pandemic, the Company's investment portfolio substantially declined in value during the quarter ended March 31, 2020; however, its investment portfolio recovered in value during the subsequent quarters. In March 2020, the Federal Open Market Committee (“FOMC”) unveiled a set of aggressive measures to cushion the economic impact of the global COVID-19 crisis, including, among others, cutting the federal funds rate by 100 basis points to a range of 0.00% to 0.25% and establishing a series of emergency credit facilities in an effort to support the flow of credit in the economy, easing liquidity pressure and calming market turmoil. While volatility in the financial markets remains elevated, overall market liquidity concerns have eased following the actions taken by the FOMC. The Company believes that it will continue to have sufficient liquidity to support its business operations during the COVID-19 crisis and beyond without the forced sale of investments, based on its existing cash and short-term investments, future cash flows from operations, and $75 million of undrawn credit in its revolving credit facility.

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

The Company will continue to monitor the impact of the COVID-19 pandemic, and the effects of the CARES Act, the American Rescue Plan Act of 2021 and any additional legislative relief. The extent of the impact of the pandemic on the Company's business and financial results will depend largely on future developments, including the duration of the pandemic, its impact on capital and financial markets and the related impact on consumer confidence and spending, the success of broad vaccine rollouts in the U.S. and around the world, and the impact of actions taken in response to new variants of COVID-19, most of which are highly uncertain and cannot be predicted. As the impact of the COVID-19 pandemic continues to evolve, additional impacts may arise.

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
The following tables present direct premiums written, by state and line of insurance business, for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$1,752,380	$484,264	$136,938	$140,700	$2,514,282	85.0%
Other states (1)	254,005	116,399	60,424	13,283	444,111	15.0%
Total	$2,006,385	$600,663	$197,362	$153,983	$2,958,393	100.0%
	67.8%	20.3%	6.7%	5.2%	100.0%

	Nine Months Ended September 30, 2020
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California (3)	$1,703,301	$439,287	$118,847	$107,648	$2,369,083	86.3%
Other states (1) (4)	229,554	72,571	60,621	11,824	374,570	13.7%
Total	$1,932,855	$511,858	$179,468	$119,472	$2,743,653	100.0%
	70.4%	18.7%	6.5%	4.4%	100.0%
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

The following table presents a summary of recent and upcoming examinations:

State	Exam Type	Exam Period Covered	Status

CA, FL, GA, IL, OK, TX	Coordinated Multi-state Financial	2018-2021	Initial information request was received in the third quarter of 2021. Examination is scheduled to commence in the second quarter of 2022.
CA	Market Conduct	2020-2021	Received draft report and awaiting final report.
CA	Premium Tax	2015 to 2018	Desk audit was completed in the first quarter of 2021 with no additional taxes due.
TX	Premium and Maintenance Tax	2016 to 2019	Desk audit was completed in the fourth quarter of 2020 with no additional taxes due.

During the course of and at the conclusion of the examinations, the examining DOI generally reports findings to the Company. The Company does not believe that the findings reported in the California market conduct examination report for the

2020-2021 examination period mentioned above are material to the Company’s financial position.

In March 2021, the California DOI approved a 6.99% rate increase on the California homeowners line of insurance business, which represented approximately 15% of the Company's total net premiums earned for the nine months ended September 30, 2021. The Company implemented this rate increase in June 2021.

The Company primarily sells its California private passenger automobile insurance business through two of its insurance subsidiaries, Mercury Insurance Company (“MIC”) and California Automobile Insurance Company (“CAIC”). MIC accepts only “Good Drivers” (as defined in the California Insurance Code) and provides lower rates, but its policy has narrower coverages than the CAIC policy. At the request of the California DOI, the Company intends to broaden the coverages in MIC, making the coverages the same as in CAIC. Once the coverages are standardized across these two insurance subsidiaries, the Company will automatically move qualified Good Drivers from CAIC to MIC. Good Drivers accounted for approximately 87% of the Company's California voluntary private passenger automobile policies-in-force at December 31, 2020, while higher risk categories accounted for approximately 13%. The transfer of qualified Good Drivers from CAIC to MIC, which is planned for implementation in the fourth quarter of 2021, is expected to reduce the Company's annual California private passenger automobile insurance premiums earned by approximately $25 million over a 24-month period beginning in the first quarter of 2022. The increase in losses resulting from broadening the coverages in MIC is not estimable, but is not expected to be material.

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

The Company establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. In addition, the Company accrues for anticipated legal defense costs associated with such lawsuits and regulatory actions. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company's pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition or cash flows.

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of additional regulatory and legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and Note 12. Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report.

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
At September 30, 2021 and December 31, 2020, the Company recorded its point estimate of approximately $2.14 billion and $1.99 billion ($2.09 billion and $1.94 billion, net of reinsurance), respectively, in loss reserves, which included approximately $977.9 million and $885.5 million ($957.0 million and $864.5 million, net of reinsurance), respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to September 30, 2021 and December 31, 2020, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
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
The Company’s financial instruments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds. At September 30, 2021, 97.9% of the fair value of these financial instruments is based on observable market prices, observable market parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment. The Company’s fixed maturity and equity securities are classified as “trading” and carried at fair value as required when applying the fair value option, with changes in fair value reflected in net realized investment gains or losses in the consolidated statements of operations. The majority of equity holdings, including non-redeemable preferred stocks, are actively traded on national exchanges or trading markets, and are valued at the last transaction price on the balance sheet date.
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

Income Taxes

At September 30, 2021, the Company’s deferred income taxes were in a net liability position mainly due to deferred tax liabilities generated by unrealized gains on securities held. These deferred tax liabilities were substantially offset by deferred tax assets resulting from unearned premiums, loss reserve discounting, and expense accruals. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. Finally, the Company has various deferred tax liabilities that represent sources of future ordinary taxable income.

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

The Company’s effective income tax rate can be affected by several factors. These generally include large changes in fully taxable income including net realized investment gains or losses, tax-exempt investment income, non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. Tax-exempt investment income of approximately $56 million coupled with pre-tax income of approximately $264 million resulted in an effective tax rate of 17.8%, below the statutory tax rate of 21%, for the nine months ended September 30, 2021, while tax-exempt investment income of approximately $59 million coupled with pre-tax income of approximately $251 million resulted in an effective tax rate of 17.3% for the corresponding period in 2020.

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenues

Net premiums earned and net premiums written for the three months ended September 30, 2021 increased 4.6% and 7.6%, respectively, from the corresponding period in 2020. The Company's net premiums earned and written for the third quarter of 2020 were each reduced by approximately $21 million due to premium refunds and credits to its eligible policyholders associated with the "Mercury Giveback" program for reduced driving and business activities following the outbreak of the COVID-19 pandemic. The increase in net premiums earned and net premiums written for the three months ended September 30, 2021 compared to the corresponding period in 2020 was primarily due to these premium refunds and credits in the third quarter of 2020, higher average premiums per policy arising from rate increases in the California homeowners line of insurance business, and increases in the number of policies written outside of California, partially offset by a decrease in the number of private passenger automobile policies written in California. Excluding premium refunds and credits for the third quarter of 2020, net premiums earned and net premiums written for the three months ended September 30, 2021 increased 2.2% and 5.2%, respectively, from the corresponding period in 2020.

Net premiums earned included ceded premiums earned of $17.2 million and $15.2 million for the three months ended September 30, 2021 and 2020, respectively. Net premiums written included ceded premiums written of $17.3 million and $14.2 million for the three months ended September 30, 2021 and 2020, respectively. The increase in ceded premiums earned and ceded premiums written for the three months ended September 30, 2021 compared to the corresponding period in 2020 resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

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

The following is a reconciliation of net premiums earned to net premiums written:

	Three Months Ended September 30,
	2021	2020

	(Amounts in thousands)
Net premiums earned	$940,941	$899,304
Change in net unearned premiums	74,026	43,584
Net premiums written	$1,014,967	$942,888

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended September 30,
	2021	2020

Loss ratio	74.2%	68.8%
Expense ratio	24.8%	25.5%
Combined ratio	99.0%	94.3%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio for the third quarter of 2021 and 2020 was affected by favorable development of approximately $8 million and $2 million, respectively, on prior accident years' loss and loss adjustment expense reserves. The favorable development for the third quarter of 2021 was primarily attributable to lower than estimated losses and loss adjustment expenses in the homeowners and private passenger automobile lines of insurance business, partially offset by unfavorable development in the commercial property line of insurance business. The favorable development for the third quarter of 2020 was primarily attributable to lower than estimated losses and loss adjustment expenses in the private passenger automobile line of insurance business, mostly offset by unfavorable development in the homeowners and commercial automobile lines of insurance business.

In addition, the 2021 loss ratio was negatively impacted by approximately $27 million of catastrophe losses, excluding favorable development of approximately $2 million on prior years' catastrophe losses, primarily due to wildfires in California and the impact of Hurricane Ida in New Jersey and New York. The 2020 loss ratio was negatively impacted by approximately $30 million of catastrophe losses, excluding favorable development of approximately $1 million on prior years' catastrophe losses, primarily due to wildfires in California and storms in the Eastern Seaboard and Midwest.

Excluding the effect of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 72.2% and 65.7% for the third quarter of 2021 and 2020, respectively. The increase in the loss ratio was primarily due to an increase in loss frequency and severity in the private passenger automobile line of insurance business, partially offset by higher average premiums per policy arising from rate increases in the California homeowners line of insurance business and a decrease in net premiums earned for the third quarter of 2020 related to premium refunds and credits under the "Mercury Giveback" program as described above. After bottoming out in the second quarter of 2020, loss frequency has been increasing and is near pre-pandemic levels for some coverages and exceeds pre-pandemic levels for the comprehensive coverage due to a rise in vehicle thefts and property crimes.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for the three months ended September 30, 2021 decreased compared to the corresponding period in 2020, largely due to a decrease in net premiums earned for the third quarter of 2020 related to premium refunds and credits under the "Mercury Giveback" program as described above, without a corresponding decrease in policy acquisition costs and other operating expenses. The Company did not recoup commissions from its agents on the premiums returned to its eligible policyholders under the "Mercury Giveback" program. In addition, expenses for profitability-related accruals decreased, partially offset by increases in advertising and legal expenses.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax (benefit) expense was $(4.7) million and $27.8 million for the three months ended September 30, 2021 and 2020, respectively. The decrease in income tax expense was primarily due to a $150.0 million decrease in total pre-tax income. Tax-exempt investment income, a component of total pre-tax income, remained relatively steady with the corresponding period in 2020.

Investments

The following table presents the investment results of the Company:

	Three Months Ended September 30,
	2021	2020

	(Dollars in thousands)
Average invested assets at cost (1)	$4,751,171	$4,328,804
Net investment income (2)
Before income taxes	$32,334	$32,140
After income taxes	$28,708	$28,789
Average annual yield on investments (2)
Before income taxes	2.7%	3.0%
After income taxes	2.4%	2.7%
Net realized investment (losses) gains	$(43,543)	$64,436
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2) Net investment income before and after income taxes for the three months ended September 30, 2021 remained relatively steady compared to the corresponding period in 2020, resulting largely from a lower average yield on investments mostly offset by higher average invested assets. Average annual yield on investments before and after income taxes for the three months ended September 30, 2021 decreased compared to the corresponding period in 2020, primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher with lower yielding investments, as a result of decreasing market interest rates.

The following tables present the components of net realized investment gains (losses) included in net income:

	Three Months Ended September 30, 2021
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(122)	$(26,120)	$(26,242)
Equity securities (1)(3)	2,153	(19,884)	(17,731)
Short-term investments (1)	—	(170)	(170)
Note receivable (1)	—	43	43
Options sold	718	(161)	557
Total	$2,749	$(46,292)	$(43,543)

	Three Months Ended September 30, 2020
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$225	$21,112	$21,337
Equity securities (1)(3)	(1,767)	37,734	35,967
Short-term investments (1)	(31)	(20)	(51)
Note receivable (1)	—	39	39
Options sold	7,638	(494)	7,144
Total	$6,065	$58,371	$64,436
__________
(1)The changes in fair value of the investment portfolio and note receivable resulted from application of the fair value option.
(2)The decrease in fair value of fixed maturity securities for the third quarter of 2021 primarily resulted from increases in market interest rates. The increase in fair value of fixed maturity securities for the third quarter of 2020 primarily resulted from the continuing improvement in fixed maturity securities markets in the third quarter of 2020, following the overall market disruptions and dislocations in the first quarter of 2020 attributable to the outbreak of the COVID-19 pandemic.
(3)The primary cause for the decrease in fair value of equity securities for the third quarter of 2021 was the overall decline in equity markets in September 2021. The primary cause for the increase in fair value of equity securities for the third quarter of 2020 was the continuing improvement in equity markets in the third quarter of 2020, following the overall market disruptions and dislocations in the first quarter of 2020 attributable to the outbreak of the COVID-19 pandemic.

Net Income

	Three Months Ended September 30,
	2021	2020

	(Amounts in thousands, except per share data)
Net income	$1,288	$118,857
Basic average shares outstanding	55,371	55,358
Diluted average shares outstanding	55,375	55,358
Basic Per Share Data:
Net income	$0.02	$2.15
Net realized investment (losses) gains, net of tax	$(0.62)	$0.92
Diluted Per Share Data:
Net income	$0.02	$2.15
Net realized investment (losses) gains, net of tax	$(0.62)	$0.92

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenues

Net premiums earned and net premiums written for the nine months ended September 30, 2021 increased 5.7% and 7.6%, respectively, from the corresponding period in 2020. The Company's net premiums earned and written for the nine months ended September 30, 2020 were each reduced by approximately $128 million due to premium refunds and credits to its eligible policyholders associated with the "Mercury Giveback" program for reduced driving and business activities following the outbreak of the COVID-19 pandemic. The increase in net premiums earned and net premiums written for the nine months ended September 30, 2021 compared to the corresponding period in 2020 was primarily due to these premium refunds and credits for the nine months ended September 30, 2020, higher average premiums per policy arising from rate increases in the California homeowners line of insurance business, and increases in the number of policies written outside of California, partially offset by a decrease in the number of private passenger automobile policies written in California. Excluding premium refunds and credits for the nine months ended September 30, 2020, net premiums earned and net premiums written for the nine months ended September 30, 2021 increased 0.8% and 2.8%, respectively, from the corresponding period in 2020.

Net premiums earned included ceded premiums earned of $48.3 million and $40.8 million for the nine months ended September 30, 2021 and 2020, respectively. Net premiums written included ceded premiums written of $48.8 million and $35.6 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in ceded premiums earned and ceded premiums written for the nine months ended September 30, 2021 compared to the corresponding period in 2020 resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

The following is a reconciliation of net premiums earned to net premiums written:

	Nine Months Ended September 30,
	2021	2020

	(Amounts in thousands)
Net premiums earned	$2,783,682	$2,633,775
Change in net unearned premiums	139,009	82,241
Net premiums written	$2,922,691	$2,716,016

Expenses

The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Nine Months Ended September 30,
	2021	2020

Loss ratio	71.2%	67.0%
Expense ratio	24.6%	25.9%
Combined ratio (1)	95.8%	93.0%
__________
(1)Combined ratio for the nine months ended September 30, 2020 does not sum due to rounding.

The loss ratio for the nine months of 2021 and 2020 was affected by favorable development of approximately $24 million and unfavorable development of approximately $26 million, respectively, on prior accident years' loss and loss adjustment expense reserves. The favorable development for the nine months ended September 30, 2021 was primarily attributable to lower than estimated losses and loss adjustment expenses in the private passenger automobile and homeowners lines of insurance business, partially offset by unfavorable development in the commercial automobile line of insurance business. The unfavorable development for the nine months ended September 30, 2020 was primarily attributable to higher than estimated losses and loss adjustment expenses in the homeowners and commercial automobile lines of insurance business, partially offset by favorable development in the California private passenger automobile line of insurance business.

In addition, the 2021 loss ratio was negatively impacted by approximately $91 million of catastrophe losses, excluding favorable development of approximately $6 million on prior years' catastrophe losses, primarily due to the deep freeze and other extreme weather events in Texas and Oklahoma, wildfires and winter storms in California, and the impact of Hurricane Ida in New Jersey and New York. The 2020 loss ratio was negatively impacted by approximately $48 million of catastrophe losses, excluding favorable development of approximately $5 million on prior years' catastrophe losses, primarily due to wildfires and windstorms in California and extreme weather events outside of California.

Excluding the effect of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 68.8% and 64.3% for the nine months ended September 30, 2021 and 2020, respectively. The increase in the loss ratio was primarily due to an increase in loss frequency and severity in the private passenger automobile line of insurance business, partially offset by higher average premiums per policy arising from rate increases in the California homeowners line of insurance business and a decrease in net premiums earned for the nine months ended September 30, 2020 related to premium refunds and credits under the "Mercury Giveback" program as described above. After bottoming out in the second quarter of 2020, loss frequency has been increasing and is near pre-pandemic levels for some coverages and exceeds pre-pandemic levels for the comprehensive coverage due to a rise in vehicle thefts and property crimes.

The expense ratio for the nine months ended September 30, 2021 decreased compared to the corresponding period in

2020, largely due to a decrease in net premiums earned for the nine months ended September 30, 2020 related to premium refunds and credits under the "Mercury Giveback" program as described above, without a corresponding decrease in policy acquisition costs and other operating expenses. The Company did not recoup commissions from its agents on the premiums returned to its eligible policyholders under the "Mercury Giveback" program. In addition, expenses for profitability-related accruals and allowance for credit losses on premiums receivable decreased, partially offset by increases in advertising and legal expenses.
Income tax expense was $47.0 million and $43.5 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in income tax expense was primarily due to a $13.0 million increase in total pre-tax income. Tax-exempt investment income, a component of total pre-tax income, remained relatively steady with the corresponding period in 2020.

Investments

The following table presents the investment results of the Company:

	Nine Months Ended September 30,
	2021	2020

	(Dollars in thousands)
Average invested assets at cost (1)	$4,643,916	$4,256,759
Net investment income (2)
Before income taxes	$95,566	$100,801
After income taxes	$85,168	$89,757
Average annual yield on investments (2)
Before income taxes	2.7%	3.2%
After income taxes	2.5%	2.8%
Net realized investment gains (losses)	$56,953	$(28,458)
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2) Lower net investment income before and after income taxes for the nine months ended September 30, 2021 compared to the corresponding period in 2020 resulted largely from a lower average yield on investments, partially offset by higher average invested assets. Average annual yield on investments before and after income taxes for the nine months ended September 30, 2021 decreased compared to the corresponding period in 2020, primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher with lower yielding investments, as a result of decreasing market interest rates.

The following tables present the components of net realized investment gains (losses) included in net income:

	Nine Months Ended September 30, 2021
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(3,607)	$(21,729)	$(25,336)
Equity securities (1)(3)	33,802	47,057	80,859
Short-term investments (1)	236	(161)	75
Note receivable (1)	—	15	15
Options sold	1,579	(239)	1,340
Total	$32,010	$24,943	$56,953

	Nine Months Ended September 30, 2020
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(2,442)	$21,350	$18,908
Equity securities (1)(3)	(26,240)	(36,699)	(62,939)
Short-term investments (1)	(2,279)	(18)	(2,297)
Note receivable (1)	—	71	71
Options sold	17,812	(13)	17,799
Total	$(13,149)	$(15,309)	$(28,458)
__________
(1)The changes in fair value of the investment portfolio and note receivable resulted from application of the fair value option.
(2)The decrease in fair value of fixed maturity securities for the nine months ended September 30, 2021 primarily resulted from increases in market interest rates. The increase in fair value of fixed maturity securities for the nine months ended September 30, 2020 primarily resulted from the overall improvement in fixed maturity securities markets in the second and third quarters of 2020, following the overall market disruptions and dislocations in the first quarter of 2020 attributable to the outbreak of the COVID-19 pandemic.
(3)The primary cause for the increase in fair value of equity securities for the nine months ended September 30, 2021 was the overall improvement in equity markets. The primary cause for the decrease in fair value of equity securities for the nine months ended September 30, 2020 was the overall market disruptions and dislocations in the first quarter of 2020 following the outbreak of the COVID-19 pandemic. The steep decline in fair value of equity securities in the first quarter of 2020 significantly recovered in the second and third quarters of 2020.

Net Income

	Nine Months Ended September 30,
	2021	2020

	(Amounts in thousands, except per share data)
Net income	$217,464	$207,864
Basic average shares outstanding	55,367	55,358
Diluted average shares outstanding	55,375	55,358
Basic Per Share Data:
Net income	$3.93	$3.75
Net realized investment gains (losses), net of tax	$0.82	$(0.41)
Diluted Per Share Data:
Net income	$3.93	$3.75
Net realized investment gains (losses), net of tax	$0.82	$(0.41)

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $535.2 million at September 30, 2021 as well as $75 million of credit available on a $75 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the nine months ended September 30, 2021 was $428.0 million, a decrease of $15.2 million compared to the corresponding period in 2020. The decrease was primarily due to increases in payments for losses and loss adjustment expenses, income taxes and agent commissions, and a decrease in collections from reinsurers on reinsurance recoverables, partially offset by an increase in premium collections. The Company utilized the cash provided by operating activities during the nine months ended September 30, 2021 primarily for the net purchases of investment securities and payment of dividends to its shareholders.

The following table presents the estimated fair value of fixed maturity securities at September 30, 2021 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$446,604
Due after one year through two years	274,407
Due after two years through three years	132,032
Due after three years through four years	107,274
Due after four years through five years	259,216
Total due within five years	$1,219,533

B. Reinsurance
For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake.
The Company is the assuming reinsurer under a Catastrophe Participation Reinsurance Contract (the "Contract") effective through December 31, 2021. The Company reimburses a group of affiliates of a ceding company for a proportional share of a portfolio of catastrophe losses based on the premiums ceded to the Company under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 71%. The total assumed premium under the Contract is $12.5 million and $7.5 million for the 12 months ending December 31, 2021 and 2020, respectively. The total possible amount of losses for the Company under the Contract is $31.3 million and $18.8 million for the years ending December 31, 2021 and 2020, respectively. If the actual loss ratio is less than the threshold loss ratio, the Company is eligible to receive a certain portion of the underwriting profit. The Company recognized $3.1 million and $1.9 million in earned premiums and $5.5 million and $1.3 million in incurred losses under the Contract for the three months ended September 30, 2021 and 2020, respectively, and $9.4 million and $5.6 million in earned premiums and $13.4 million and $4.0 million in incurred losses for the nine months ended September 30, 2021 and 2020, respectively.

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

The catastrophe events that occurred in 2021 caused approximately $91 million in losses to the Company, resulting primarily from the deep freeze and other extreme weather events in Texas and Oklahoma, wildfires and winter storms in California, and the impact of Hurricane Ida in New Jersey and New York. No reinsurance benefits were available under the Treaty for these losses as none of the 2021 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $40 million under the Treaty for each of the 12 months ended June 30, 2021 and 2022.

The catastrophe events that occurred in 2020 caused approximately $69 million in losses to the Company as of September 30, 2021, resulting primarily from wildfires and windstorms in California and extreme weather events outside of California. No reinsurance benefits were available under the Treaty for these losses as none of the 2020 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $40 million under the Treaty for each of the 12 months ended June 30, 2021 and 2020.

The Company carries a commercial umbrella reinsurance treaty and a per-risk property reinsurance treaty, and seeks facultative arrangements for large property risks. In addition, the Company has other reinsurance in force that is not material to the consolidated financial statements. If any reinsurers are unable to perform their obligations under a reinsurance treaty, the Company will be required, as primary insurer, to discharge all obligations to its policyholders in their entirety.

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

The following table presents the composition of the total investment portfolio of the Company at September 30, 2021:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$14,548	$14,580
Municipal securities	2,745,030	2,884,651
Mortgage-backed securities	111,771	112,614
Corporate securities	408,946	407,069
Collateralized loan obligations	307,466	309,034
Other asset-backed securities	263,089	262,565
	3,850,850	3,990,513
Equity securities:
Common stock	550,277	723,214
Non-redeemable preferred stock	59,429	61,194
Private equity funds measured at net asset value (2)	125,155	106,212
	734,861	890,620
Short-term investments	194,721	193,621
Total investments	$4,780,432	$5,074,754
______________
(1)    Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.
(2)    The fair value is measured using the NAV practical expedient. See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.
At September 30, 2021, 49.1% of the Company’s total investment portfolio at fair value and 62.4% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At September 30, 2021, 89.7% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.

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

The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	September 30, 2021	December 31, 2020

	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	10.7	11.7
including short-term investments	10.2	10.6
Call-adjusted average maturity:
excluding short-term investments	4.4	4.1
including short-term investments	4.2	3.7
Modified duration reflecting anticipated early calls:
excluding short-term investments	3.5	3.4
including short-term investments	3.3	3.0
Short-Term Investments	—	—

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at September 30, 2021, consistent with the average rating at December 31, 2020. The Company's municipal bond holdings, of which 86.3% were tax exempt, represented 62.4% of its fixed maturity securities portfolio at September 30, 2021, at fair value, and are broadly diversified geographically. See Part I-Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and credit quality ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At September 30, 2021, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $8.5 million and $270.9 million, respectively, at fair value, and represented 0.2% and 6.8%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2020, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $25.5 million and $38.4 million, respectively, at fair value, and represented 0.7% and 1.1%, respectively, of total fixed maturity securities.
The overall credit ratings for the Company’s fixed maturity securities portfolio were relatively stable during the nine months ended September 30, 2021, with 95.7% of fixed maturity securities at fair value experiencing no change in their overall rating. 2.0% and 2.3% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the nine months ended September 30, 2021.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	September 30, 2021
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds:
Treasuries	$14,580	$—	$—	$—	$—	$14,580
Total	14,580	—	—	—	—	14,580
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	36,782	182,722	114,856	34,230	12,803	381,393
Uninsured	114,785	887,254	1,284,193	194,528	22,498	2,503,258
Total	151,567	1,069,976	1,399,049	228,758	35,301	2,884,651
	5.3%	37.1%	48.5%	7.9%	1.2%	100.0%
Mortgage-backed securities:
Commercial	13,657	6,447	5,458	—	—	25,562
Agencies	825	—	—	—	—	825
Non-agencies:
Prime	20,563	63,361	68	47	529	84,568
Alt-A	—	544	—	186	929	1,659
Total	35,045	70,352	5,526	233	1,458	112,614
	31.1%	62.5%	4.9%	0.2%	1.3%	100.0%
Corporate securities:
Basic materials	—	—	—	—	2,813	2,813
Communications	—	186	—	175	—	361
Consumer, cyclical	—	—	—	70,057	2,040	72,097
Consumer, non-cyclical	—	10,130	14,182	25,630	—	49,942
Energy	—	6,545	6,139	26,431	—	39,115
Financial	—	16,077	58,362	55,369	28,105	157,913
Industrial	—	440	22,015	35,636	—	58,091
Utilities	—	—	14,575	12,162	—	26,737
Total	—	33,378	115,273	225,460	32,958	407,069
	—%	8.2%	28.3%	55.4%	8.1%	100.0%
Collateralized loan obligations:
Corporate	48,769	58,723	185,803	—	15,739	309,034
Total	48,769	58,723	185,803	—	15,739	309,034
	15.8%	19.0%	60.1%	—%	5.1%	100.0%

Other asset-backed securities	1,984	9,903	17,840	24,345	208,493	262,565
	0.8%	3.8%	6.8%	9.3%	79.3%	100.0%
Total	$251,945	$1,242,332	$1,723,491	$478,796	$293,949	$3,990,513
	6.3%	31.1%	43.2%	12.0%	7.4%	100.0%
_____________
(1)Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds

The Company had $14.6 million and $13.8 million, each representing 0.4% of its fixed maturity securities portfolio, at fair value, in U.S. government bonds at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, Moody's and Fitch ratings for U.S. government-issued debt were Aaa and AAA, respectively, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 0.8 years and 1.0 years at September 30, 2021 and December 31, 2020, respectively.

Municipal Securities

The Company had $2.88 billion and $2.79 billion, or 72.3% and 78.6% of its fixed maturity securities portfolio, at fair value, in municipal securities, $381.4 million and $377.0 million of which were insured, at September 30, 2021 and December 31, 2020, respectively. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute securities ratings and the underlying credit ratings as of September 30, 2021 and December 31, 2020.
At September 30, 2021 and December 31, 2020, 56.4% and 59.9%, respectively, of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement and ratings reflecting the credit of the underlying issuers. At September 30, 2021 and December 31, 2020, the average rating of the Company’s insured municipal securities was A+, which corresponded to the average rating of the investment grade bond insurers. The remaining 43.6% and 40.1% of insured municipal securities at September 30, 2021 and December 31, 2020, respectively, were non-rated or below investment grade, and were insured by bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 3.2 years and 3.4 years at September 30, 2021 and December 31, 2020, respectively.
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

Mortgage-Backed Securities

At September 30, 2021 and December 31, 2020, substantially all of the mortgage-backed securities portfolio of $112.6 million and $93.3 million, or 2.8% and 2.6%, respectively, of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to “prime” residential and commercial real estate borrowers. The Company had holdings of $25.6 million and $17.6 million at fair value ($25.2 million and $17.2 million at amortized cost) in commercial mortgage-backed securities at September 30, 2021 and December 31, 2020, respectively.
The weighted-average rating of the entire mortgage-backed securities portfolio was AA at each of September 30, 2021 and December 31, 2020. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 7.9 years and 6.4 years at September 30, 2021 and December 31, 2020, respectively.

Corporate Securities

Corporate securities included in fixed maturity securities were as follows:

	September 30, 2021	December 31, 2020

	(Dollars in thousands)
Corporate securities at fair value	$407,069	$241,366
Percentage of total fixed maturity securities portfolio	10.2%	6.8%
Modified duration	3.6 years	1.7 years
Weighted-average rating	BBB+	A-

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities were as follows:

	September 30, 2021	December 31, 2020

	(Dollars in thousands)
Collateralized loan obligations at fair value	$309,034	$256,891
Percentage of total fixed maturity securities portfolio	7.7%	7.2%
Modified duration	6.0 years	4.8 years
Weighted-average rating	A+	AA-

Other Asset-Backed Securities

Other asset-backed securities included in fixed maturity securities were as follows:

	September 30, 2021	December 31, 2020

	(Dollars in thousands)
Other asset-backed securities at fair value	$262,565	$153,261
Percentage of total fixed maturity securities portfolio	6.6%	4.3%
Modified duration	2.0 years	1.6 years
Weighted-average rating	A	AA+

Equity Securities

Equity holdings of $890.6 million and $803.9 million at fair value, as of September 30, 2021 and December 31, 2020, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The Company had a net gain (loss) of $47.1 million and $(36.7) million due to changes in fair value of the Company’s equity securities portfolio for the nine months ended September 30, 2021 and 2020, respectively. The primary cause for the increase in fair value of the Company’s equity securities portfolio for the nine months ended September 30, 2021 was the overall improvement in equity markets. The primary cause for the decrease in fair value of the Company’s equity securities portfolio for the nine months ended September 30, 2020 was the overall market disruptions and dislocations in the first quarter of 2020 resulting from the outbreak of the COVID-19 pandemic. The steep decline in fair value of the Company's equity securities in the first quarter of 2020 significantly recovered in the second and third quarters of 2020.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At September 30, 2021, 17.6% of the total investment portfolio at fair value was held in equity securities, compared to 17.0% at December 31, 2020 .
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

On March 29, 2017, the Company entered into the 2017 Credit Agreement that provided for revolving loans of up to $50 million and was set to mature on March 29, 2022. On March 31, 2021, the Company entered into the Amended and Restated Credit Agreement that amended and restated the 2017 Credit Agreement. The Amended and Restated Credit Agreement, among other things, extended the maturity date of the loan that was the subject of the 2017 Credit Agreement to March 31, 2026, added U.S. Bank as an additional lender, and increased the aggregate commitments by all the lenders to $75 million from $50 million under the 2017 Credit Agreement. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 20% to LIBOR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 14.9% at September 30, 2021, resulting in a 12.5 basis point commitment fee on the $75 million undrawn portion of the credit facility. As of October 28, 2021, there have been no borrowings under this facility.

The Company was in compliance with all of the financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at September 30, 2021.

For additional information on debt, see Note 11. Notes Payable of the Notes to Consolidated Financial Statements.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.84 billion at September 30, 2021, and net premiums written of $3.8 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.07 to 1 at September 30, 2021.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of September 30, 2021, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2020.

The following table presents municipal securities by state in descending order of holdings at fair value at September 30, 2021:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$356,282	AA-
Florida	281,469	A+
New York	280,775	AA-
California	227,931	AA-
Illinois	218,824	A
Other states	1,519,370	A+
Total	$2,884,651

At September 30, 2021, the municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Texas and Florida. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.

Taxable fixed maturity securities represented 37.6% of the Company’s total fixed maturity securities portfolio at fair value at September 30, 2021. 1.0% of the Company’s taxable fixed maturity securities at fair value were comprised of U.S. government bonds, which were rated AAA at September 30, 2021. 0.4% of the Company’s taxable fixed maturity securities at fair value, representing 0.2% of its total fixed maturity securities portfolio at fair value, were rated below investment grade at September 30, 2021. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in equity markets.

At September 30, 2021, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $723.2 million in common stocks, $61.2 million in non-redeemable preferred stocks, and $106.2 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 14.3% of total investments at fair value at September 30, 2021. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

	(Amounts in thousands, except average Beta)
Average Beta	1.16	1.11
Hypothetical reduction of 25% in the overall value of the stock market	$209,732	$191,970
Hypothetical reduction of 50% in the overall value of the stock market	$419,464	$383,939

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
The fixed maturity securities portfolio, which represented 78.6% of total investments at September 30, 2021 at fair value,

is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 3.3 years and 3.0 years at September 30, 2021 and December 31, 2020, respectively.

If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at September 30, 2021 would decrease by $139.3 million and $278.7 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company's fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

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
The Company establishes reserves for non-insurance claims related lawsuits, regulatory actions, and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. In addition, the Company accrues for anticipated legal defense costs associated with such lawsuits and regulatory actions. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company's pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition or cash flows.
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of any additional legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. See also “Overview-C. Regulatory and Legal Matters” in Part I-Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
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

MERCURY GENERAL CORPORATION

Date: November 2, 2021	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: November 2, 2021	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer