Form 10-K
period 2021-12-31
MERCURY GENERAL CORP
filed 2022-02-15
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2021
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

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2021 was $1,725,997,213 (which represents 26,574,245 shares of common equity held by non-affiliates multiplied by $64.95, the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).

At February 10, 2022, the registrant had issued and outstanding an aggregate of 55,370,788 shares of its Common Stock.
____________________________

Documents Incorporated by Reference
Certain information from the registrant’s definitive proxy statement for the 2022 Annual Meeting of Shareholders is incorporated herein by reference into Part III hereof.

MERCURY GENERAL CORPORATION

PART I

Item 1.Business

General

Mercury General Corporation ("Mercury General") and its subsidiaries (referred to herein collectively as the "Company") are primarily engaged in writing personal automobile insurance through 13 insurance subsidiaries (referred to herein collectively as the "Insurance Companies") in 11 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical protection, and umbrella insurance. The Company's insurance policies are mostly sold through independent agents who receive a commission for selling policies. The Company believes that it has thorough underwriting and claims handling processes that, together with its agent relationships, provide the Company with competitive advantages.

The direct premiums written for the years ended December 31, 2021, 2020 and 2019 by state and line of insurance business were:

Year Ended December 31, 2021
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$2,286,017	$642,291	$181,957	$188,446	$3,298,711	84.4%
Other states (1)	354,730	159,197	77,916	16,975	608,818	15.6%
Total	$2,640,747	$801,488	$259,873	$205,421	$3,907,529	100.0%
	67.6%	20.5%	6.6%	5.3%	100.0%

Year Ended December 31, 2020
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California (3)	$2,266,115	$579,747	$161,619	$149,627	$3,157,108	86.4%
Other states (1) (4)	302,819	99,194	79,169	15,871	497,053	13.6%
Total	$2,568,934	$678,941	$240,788	$165,498	$3,654,161	100.0%
	70.3%	18.6%	6.6%	4.5%	100.0%

Year Ended December 31, 2019
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California	$2,478,477	$520,062	$139,367	$123,735	$3,261,641	86.4%
Other states (1)	342,005	78,478	77,960	14,506	512,949	13.6%
Total	$2,820,482	$598,540	$217,327	$138,241	$3,774,590	100.0%
	74.6%	15.9%	5.8%	3.7%	100.0%
_____________
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

Human Capital

The Company had approximately 4,300 employees at December 31, 2021. The Company's employees are critical to its continued success, and it focuses significant attention on attracting and retaining talented and motivated individuals. The Company pays its employees fairly and competitively and offers a wide range of benefits regardless of gender, race or ethnicity. The Company benchmarks and sets pay ranges based on market data and considering such factors as employees' roles, experiences and performance, and the location of their job. Individual goals are set annually for each employee, and attainment of those goals is an element of the employee’s performance assessment. The Company regularly reviews its compensation practices, both in terms of its overall workforce and individual employees, to ensure its pay is fair and equitable.

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

The Company sponsors a wellness program designed to enhance physical, financial and mental well-being for all of its employees, and encourages healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives. The Company implemented safety protocols and new procedures to protect its employees and customers in response to the COVID-19 pandemic. This includes having the vast majority of its employees work from home or anywhere in the U.S., while implementing additional safety measures for employees continuing critical on-site work.

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

Mercury General conducts its business through the following subsidiaries:

Insurance Companies	Formed or Acquired	A.M. Best Rating	Primary States
Mercury Casualty Company ("MCC")(1)	1961	A	CA, AZ, NV, NY, VA
Mercury Insurance Company ("MIC")(1)	1972	A	CA
California Automobile Insurance Company ("CAIC")(1)	1975	A	CA
California General Underwriters Insurance Company, Inc. ("CGU")(1)	1985	A	CA
Mercury Insurance Company of Illinois	1989	A	IL, NJ
Mercury Insurance Company of Georgia	1989	A	GA
Mercury Indemnity Company of Georgia	1991	A	GA
Mercury National Insurance Company ("MNIC")(2)	1991	–	–
American Mercury Insurance Company	1996	A-	OK, CA, TX, VA
American Mercury Lloyds Insurance Company ("AML")	1996	A-	TX
Mercury County Mutual Insurance Company	2000	A-	TX
Mercury Insurance Company of Florida	2001	A	FL
Mercury Indemnity Company of America	2001	A	FL, NJ
Orion Indemnity Company ("OIC")(1)(3)	2015	A	CA

Non-Insurance Companies	Formed or Acquired	Purpose
Mercury Select Management Company, Inc.	1997	AML’s attorney-in-fact
Mercury Insurance Services LLC	2000	Management services to subsidiaries
AIS Management LLC	2009	Parent company of AIS and PoliSeek
Auto Insurance Specialists LLC ("AIS")	2009	Insurance agency
PoliSeek AIS Insurance Solutions, Inc. ("PoliSeek")	2009	Insurance agency
Animas Funding LLC ("AFL")	2013	Special purpose investment vehicle
Fannette Funding LLC ("FFL")	2014	Special purpose investment vehicle
Mercury Plus Insurance Services LLC	2018	Insurance agency
_____________
(1)The term "California Companies" refers to MCC, MIC, CAIC, CGU, and OIC.
(2)MNIC was dissolved in December 2021.

(3)OIC was formerly known as Workmen’s Auto Insurance Company (“WAIC”). The name change became effective in August 2021.

Production and Servicing of Business
The Company sells its policies through a network of approximately 8,190 independent agents, its 100% owned insurance agencies, AIS and PoliSeek, and directly through internet sales portals. Approximately 1,860, 1,270, and 1,270 of the independent agents are located in California, Florida, and Texas, respectively. The independent agents and agencies are independent contractors selected and contracted by the Company and generally also represent competing insurance companies. Certain of these independent agencies are under the common ownership of a parent company; however, they each operate autonomously with their own contractual agreements with the Company and hence are accounted for as separate independent agencies. Excluding AIS and PoliSeek, independent agents and agencies collectively accounted for approximately 87% of the Company's direct premiums written in 2021 and no single independent agent or agency accounted for more than 1.1% of the Company’s direct premiums written during any of the last three years. AIS and PoliSeek represented the Company as independent agencies prior to their acquisition in 2009, and continue to act as independent agencies selling policies for a number of other insurance companies. Policies sold directly through the internet sales portals are assigned to and serviced by the Company's agents and agencies, including AIS and PoliSeek.

The Company believes that it compensates its agents above the industry average. Net commissions incurred in 2021 were approximately 15% of net premiums written.

The Company’s advertising budget is allocated among television, radio, newspaper, internet, and direct mailing media with the intent to provide the best coverage available within targeted media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to generate leads, create brand awareness, and remain competitive in the current insurance climate. In 2021, the Company incurred approximately $50 million in net advertising expense.

Underwriting
The Company sets its own automobile insurance premium rates, subject to rating regulations issued by the Department of Insurance or similar governmental agency of each state in which it is licensed to operate ("DOI"). Each state has different rate approval requirements. See "Regulation—Department of Insurance Oversight."

The Company offers standard, non-standard, and preferred private passenger automobile insurance in 11 states. The Company also offers homeowners insurance in 10 states, commercial automobile insurance in 4 states, and mechanical protection insurance in most states.

In California, "good drivers," as defined by the California Insurance Code, accounted for approximately 87% of the Company's California voluntary private passenger automobile policies-in-force at December 31, 2021, while higher risk categories accounted for approximately 13%. The Company's private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averaged approximately 97%, 96%, and 96% in 2021, 2020, and 2019, respectively.

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

The following table provides a reconciliation of beginning and ending estimated reserve balances for the years indicated:

RECONCILIATION OF NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Gross reserves at January 1(1)	$1,991,304	$1,921,255	$1,829,412
Reinsurance recoverables on unpaid losses	(54,461)	(76,100)	(180,859)
Cumulative effect of adopting ASU 2016-13	—	149	—
Reinsurance recoverables on unpaid losses, as adjusted	(54,461)	(75,951)	(180,859)
Net reserves at January 1, as adjusted(1)	1,936,843	1,845,304	1,648,553
Incurred losses and loss adjustment expenses related to:
Current year	2,786,246	2,372,364	2,696,230
Prior years	(26,091)	22,979	9,794
Total incurred losses and loss adjustment expenses	2,760,155	2,395,343	2,706,024
Loss and loss adjustment expense payments related to:
Current year	1,601,998	1,366,661	1,651,550
Prior years	909,949	937,143	857,872
Total payments	2,511,947	2,303,804	2,509,422
Net reserves at December 31(1)	2,185,051	1,936,843	1,845,155
Reinsurance recoverables on unpaid losses	41,379	54,461	76,100
Gross reserves at December 31(1)	$2,226,430	$1,991,304	$1,921,255
_____________
(1)Under statutory accounting principles ("SAP"), reserves are stated net of reinsurance recoverables on unpaid losses whereas under U.S. generally accepted accounting principles ("GAAP"), reserves are stated gross of reinsurance recoverables on unpaid losses.

The decrease in the provision for insured events of prior years in 2021 of approximately $26.1 million primarily resulted from lower than estimated losses and loss adjustment expenses in the homeowners and private passenger automobile lines of insurance business, partially offset by unfavorable development in the commercial automobile and commercial property lines of insurance business.

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

The Company recorded catastrophe losses net of reinsurance of approximately $104 million, $64 million, and $53 million in 2021, 2020, and 2019, respectively. Catastrophe losses due to events that occurred in 2021 totaled approximately $109 million, with no reinsurance benefits used for these losses, resulting primarily from the deep freeze and other extreme weather events in Texas and Oklahoma, rainstorms, wildfires and winter storms in California, and the impact of Hurricane Ida in New Jersey and New York. These losses were partially offset by favorable development of approximately $5 million on prior years' catastrophe losses. Catastrophe losses due to the events that occurred in 2020 totaled approximately $69 million, with no reinsurance benefits used for these losses, resulting primarily from wildfires and windstorms in California and extreme weather events outside of California. These losses were partially offset by favorable development of approximately $5 million on prior years' catastrophe losses. Catastrophe losses due to the events that occurred in 2019 totaled approximately $57 million, with no reinsurance benefits used for these losses, resulting primarily from wildfires and winter storms in California, a hurricane in Texas, and tornadoes and wind and hail storms in the Midwest. These losses were partially offset by favorable development of approximately $4 million on prior years' catastrophe losses.

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

The following table presents, on a statutory basis, the Insurance Companies’ loss, expense and combined ratios, and the private passenger automobile industry combined ratio. The Insurance Companies’ ratios (Company-wide) include lines of insurance business other than private passenger automobile that accounted for approximately 32.5% of direct premiums written in 2021; hence, the Company believes its combined ratio (for private passenger automobile only) is more comparable to the industry ratios.

	Year Ended December 31,
	2021	2020	2019	2018	2017
Loss ratio (Company-wide)	73.8%	67.4%	75.2%	76.6%	76.6%
Expense ratio (Company-wide)	24.9%	26.2%	24.5%	24.5%	25.3%
Combined ratio (Company-wide)(2)	98.7%	93.6%	99.7%	101.0%	101.9%
Combined ratio (Company's private passenger automobile only)	96.0%	88.3%	98.2%	99.5%	99.3%
Industry combined ratio (all writers)(1)	N/A	90.5%	98.1%	97.3%	102.2%
Industry combined ratio (excluding direct writers)(1)	N/A	91.4%	97.3%	97.8%	99.9%
____________
(1)Source: A.M. Best, Aggregates & Averages (2017 through 2020), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).
(2)Combined ratio for 2018 does not sum due to rounding.

Premiums to Surplus Ratio
The following table presents the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Guidelines established by the National Association of Insurance Commissioners (the "NAIC") indicate that this ratio should be no greater than 3 to 1.

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(Amounts in thousands, except ratios)
Net premiums written	$3,855,369	$3,611,543	$3,731,723	$3,495,633	$3,215,910
Policyholders’ surplus	$1,827,210	$1,768,103	$1,539,998	$1,471,547	$1,589,226
Ratio	2.1 to 1	2.0 to 1	2.4 to 1	2.4 to 1	2.0 to 1

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

Tax considerations are important in portfolio management. The Company closely monitors the timing and recognition of capital gains and losses to maximize the realization of any deferred tax assets arising from capital losses. The Company had no capital loss carryforward at December 31, 2021.

Investment Portfolio
The following table presents the composition of the Company’s total investment portfolio:

	December 31,
	2021		2020		2019
	Cost(1)	Fair Value	Cost(1)	Fair Value	Cost(1)	Fair Value
			(Amounts in thousands)
Taxable bonds	$1,640,945	$1,632,358	$936,762	$943,836	$635,283	$637,272
Tax-exempt state and municipal bonds	2,268,835	2,399,165	2,451,656	2,605,974	2,337,993	2,456,003
Total fixed maturities	3,909,780	4,031,523	3,388,418	3,549,810	2,973,276	3,093,275
Equity securities	754,536	970,939	695,150	803,851	648,282	724,751
Short-term investments	141,206	140,127	376,547	375,609	494,060	494,135
Total investments	$4,805,522	$5,142,589	$4,460,115	$4,729,270	$4,115,618	$4,312,161
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

Investment Results
The following table presents the investment results of the Company for the most recent five years:

	Year Ended December 31,
	2021	2020	2019	2018	2017
		(Dollars in thousands)
Average invested assets at cost(1) (2)	$4,681,462	$4,291,888	$4,008,601	$3,740,497	$3,582,122
Net investment income(3)
Before income taxes	$129,727	$134,858	$141,263	$135,838	$124,930
After income taxes	$115,216	$120,043	$125,637	$121,476	$109,243
Average annual yield on investments(3)
Before income taxes	2.8%	3.1%	3.5%	3.6%	3.5%
After income taxes	2.5%	2.8%	3.1%	3.3%	3.1%
Net realized investment gains (losses) after income taxes	$88,210	$67,727	$176,006	$(105,481)	$54,373
 __________
(1)Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2)At December 31, 2021, fixed maturity securities with call features totaled $3.2 billion at fair value and $3.1 billion at amortized cost.
(3)Net investment income before and after income taxes for 2021 decreased compared to 2020, primarily due to a lower average yield on investments, partially offset by higher average invested assets. Average annual yield on investments before and after income taxes for 2021 decreased compared to 2020, primarily due to the maturity and replacement of higher yielding investments purchased when market interest rates were higher with lower yielding investments, as a result of decreasing market interest rates.

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

Reputation for customer service and price are the principal means by which the Company competes with other insurers. In addition, the marketing efforts of independent agents can provide a competitive advantage. Based on the most recent regularly published statistical compilations of premiums written in 2020, the Company was the sixth largest writer of private passenger automobile insurance in California and the sixteenth largest in the United States.

The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company has historically seen premium growth during hard market conditions. The Company believes that the automobile insurance industry market conditions during the first half of 2021 were soft. The market in most states has hardened during the second half of 2021 as insurance carriers began to increase rates reflecting high loss severity and increasing loss frequency as the country emerged from the COVID-19 pandemic. In California, market conditions remain soft due to the difficulty in obtaining regulatory approval for rate increases.

Reinsurance

For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake. For more detailed discussion, see "Regulation—Insurance Assessments" below.

The Company is the assuming reinsurer under a Catastrophe Participation Reinsurance Contract ("Contract") effective through December 31, 2022. The Company reimburses a group of affiliates of a ceding company for a proportional share of a portfolio of catastrophe losses based on the premiums ceded to the Company under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 73.5% and 71% for the 12 months ending December 31, 2022 and 2021, respectively. The total assumed premium under the Contract is $10.0 million and $12.5 million for the 12 months ending December 31, 2022 and 2021, respectively. The total possible amount of losses for the Company under the Contract is $25.0 million and $31.3 million for the 12 months ending December 31, 2022 and 2021, respectively. The Company recognized $12.5 million and $7.5 million in earned premiums and $17.5 million and $5.3 million in incurred losses under the Contract for the 12 months ended December 31, 2021 and 2020, respectively.

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

Coverage on individual catastrophes provided for the 12 months ending June 30, 2022 under the Treaty is presented below in various layers:

	Catastrophe Losses and LAE
	In Excess of	Up to	Percentage of Coverage

	(Amounts in millions)
Retained	$—	$40	—%
Layer of Coverage	40	100	70
Layer of Coverage (1)(2)	100	450	100
Layer of Coverage (1) (3) (4)(5)	450	850	100
__________
(1) Layer of Coverage represents multiple actual treaty layers that are grouped for presentation purposes.
(2) 4.1% of this layer excludes Texas.
(3) 11.9% of this layer excludes Texas.
(4) 15.0% of this layer covers California, Arizona and Nevada only.
(5) 12.7% of this layer covers only California wildfires and fires following an earthquake in California, and is not subject to reinstatement.

Coverage on individual catastrophes provided for the 12 months ended June 30, 2021 under the Treaty is presented below in various layers:

	Catastrophe Losses and LAE
	In Excess of	Up to	Percentage of Coverage

	(Amounts in millions)
Retained	$—	$40	—%
Layer of Coverage	40	100	70
Layer of Coverage (1)	100	400	100
Layer of Coverage (1)(2)(3)	400	775	100
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

The table below presents the combined total reinsurance premiums under the Treaty (annual premiums and reinstatement premiums) for the 12 months ending June 30, 2022 and 2021, respectively:

Treaty	Annual Premium (1)	Reinstatement Premium (2)	Total Combined Premium (2)

	(Amounts in millions)
For the 12 months ending June 30, 2022	$55	$—	$55
For the 12 months ended June 30, 2021	50	—	50
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

The catastrophe events that occurred in 2021 caused approximately $109 million in losses to the Company, resulting primarily from the deep freeze and other extreme weather events in Texas and Oklahoma, rainstorms, wildfires and winter storms in California, and the impact of Hurricane Ida in New Jersey and New York. No reinsurance benefits were available under the Treaty for these losses as none of the 2021 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $40 million under the Treaty for each of the 12 months ended June 30, 2021 and 2022.

The catastrophe events that occurred in 2020 caused approximately $69 million in losses to the Company as of December 31, 2021, resulting primarily from wildfires and windstorms in California and extreme weather events outside of California. No reinsurance benefits were available under the Treaty for these losses as none of the 2020 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $40 million under the Treaty for each of the 12 months ended June 30, 2021 and 2020.

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

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company made direct financial contributions of approximately $54,000 and $131,000 to officeholders and candidates in 2021 and 2020, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The risk-based capital ("RBC") formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2021, 2020 and 2019, each of the Insurance Companies exceeded the minimum required RBC level. For more detailed information, see "Liquidity and Capital Resources—F. Regulatory Capital Requirements" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Own Risk and Solvency Assessment

Insurance companies are required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its most recent ORSA Summary Report with the California DOI in November 2021. Compliance with the ORSA requirements did not have a material impact on the Company's consolidated financial statements.

Insurance Assessments

The California Insurance Guarantee Association ("CIGA") was created to pay claims on behalf of insolvent property and casualty insurers. Each year, these claims are estimated by CIGA and the Company is assessed for its pro-rata share based on prior year California premiums written in the particular line. These assessments are currently limited to 2% of premiums written in the preceding year and are recouped through a mandated surcharge to policyholders in the year after the assessment. There were no material CIGA assessments in 2021.

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowner policy directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other revenue in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 1, 2021, the most recent date at which information was available, was $77.1 million. There was no assessment made in 2021.

The Insurance Companies in other states are also subject to the provisions of similar insurance guaranty associations. There were no material assessments or payments during 2021 in other states.

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

California-domiciled insurance companies are also required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2021, the Insurance Companies are permitted to pay in 2022, without obtaining DOI approval for extraordinary dividends, $252 million in dividends to Mercury General, of which $223 million may be paid by the California Companies.

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

Information about the Company's Executive Officers
The following table presents certain information concerning the executive officers of the Company as of February 10, 2022:

Name	Age	Position
George Joseph	100	Chairman of the Board
Gabriel Tirador	57	President and Chief Executive Officer
Victor G. Joseph	35	Executive Vice President and Chief Operating Officer
Theodore R. Stalick	58	Senior Vice President and Chief Financial Officer
Kelly Butler	39	Vice President and Chief Underwriting Officer
Christopher Graves	56	Vice President and Chief Investment Officer
Abby Hosseini	62	Vice President and Chief Information Officer
Brandt N. Minnich	55	Vice President and Chief Marketing Officer
Randall R. Petro	58	Vice President and Chief Claims Officer
Jeffrey M. Schroeder	45	Vice President and Chief Product Officer
Heidi C. Sullivan	53	Vice President and Chief Human Capital Officer
Erik Thompson	53	Vice President, Advertising and Public Relations
Charles Toney	60	Vice President and Chief Actuary
Judy A. Walters	75	Vice President, Corporate Affairs and Secretary

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

Mr. Victor Joseph, Executive Vice President and Chief Operating Officer, has been employed by the Company in various capacities since 2009, and was appointed Vice President and Chief Underwriting Officer in July 2017 and Executive Vice President and Chief Operating Officer in January 2022. Mr. Victor Joseph is Mr. George Joseph’s son.

Mr. Stalick, Senior Vice President and Chief Financial Officer, joined the Company as Corporate Controller in 1997. He was appointed Chief Accounting Officer in October 2000 and Vice President and Chief Financial Officer in 2001. In July 2013, he was named Senior Vice President and Chief Financial Officer. Mr. Stalick is a Certified Public Accountant.

Ms. Butler, Vice President and Chief Underwriting Officer, joined the Company as a Casualty Claims Adjuster in 2004 and worked in various capacities including as Director of Personal Property Underwriting. Ms. Butler was appointed Vice President and Chief Underwriting Officer in January 2022.

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
For the year ended December 31, 2021, the Company generated approximately 85% of its direct automobile insurance premiums written in California. The Company’s financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in the states in which the Company operates and changes in any of these conditions could negatively impact the Company’s results of operations.

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

The Company’s ability to retain its existing business or to attract new business in its Insurance Companies is affected by its rating by A.M. Best. A.M. Best currently rates all of the Insurance Companies with sufficient operating history as either A (Excellent) or A- (Excellent). On February 10, 2022, A.M. Best affirmed the Financial Strength Rating ("FSR") of A (Excellent) with Stable outlook for the Company's A rated entities and A- (Excellent) with Stable outlook for the Company's A- rated entities. The Company believes that if it is unable to maintain its A.M. Best ratings within the A ratings range, it may face greater challenges to grow its premium volume sufficiently to attain its financial performance goals, which may adversely affect the Company’s business, financial condition, and results of operations.

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

Changes in the method for determining London Interbank Offered Rate ("LIBOR") and the eventual replacement of LIBOR may affect the Company's cost of capital, the value of its investment portfolio, and its net investment income.
On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the FCA announced it will cease publication of the most commonly used U.S. dollar LIBOR tenors after June 30, 2023, though the less commonly used tenors will cease publication after December 31, 2021. The Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (“SOFR”) in April 2018 as an alternative for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. On July 29, 2021, the U.S. Federal Reserve formally recommended the forward-looking SOFR term rates as the replacement for U.S. dollar LIBOR. A transition away from the widespread use of LIBOR to SOFR and/or other benchmark rates is expected to occur by June 30, 2023.

The Company has exposure to LIBOR-based financial instruments, such as LIBOR-based securities held in its investment portfolio and its unsecured revolving credit facility. Alternative reference rates have different characteristics than LIBOR, and may demonstrate less predictable behavior over time and across different monetary, market, and economic environments. Although the full impact of transition remains unclear, this change could have an adverse impact on the securities markets, the value of the Company's investment portfolio, and its net investment income. In addition, although the Company's LIBOR-based unsecured credit facility agreement, as amended and restated as of March 31, 2021, contains alternative interest rate provisions specifying rate calculations to be used at such time LIBOR ceases to be available as a benchmark due to reference rate reform, the Company may need to amend this agreement to accommodate any replacement rate. See Note 8. Notes Payable, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information on the unsecured credit facility.

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
At December 31, 2021, approximately 47% of the Company’s total investment portfolio at fair value and approximately 60% of its total fixed maturity securities at fair value were invested in tax-exempt municipal bonds. With such a large percentage of the Company’s investment portfolio invested in municipal bonds, the performance of the Company’s investment portfolio, including the cash flows generated by the investment portfolio, is significantly dependent on the performance of municipal bonds. If the value of municipal bond markets in general or any of the Company’s municipal bond holdings deteriorates, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

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
The Company sells its insurance policies primarily through a network of approximately 8,190 independent agents. The Company must compete with other insurance carriers for these agents’ business. Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions, or more attractive non-cash incentives. To maintain its relationship with these independent agents, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of customer satisfaction. If these independent agents find it preferable to do business with the Company’s competitors, it would be difficult to renew the Company’s existing business or attract new business. State regulations may also limit the manner in which the Company’s producers are compensated or incentivized. Such developments could negatively impact the Company’s relationship with these parties and ultimately reduce revenues.

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
At December 31, 2021, the Company’s consolidated balance sheets reflected approximately $43 million of goodwill and $10 million of other intangible assets. The Company evaluates whether events or circumstances have occurred that suggest that the fair values of its goodwill and other intangible assets are below their respective carrying values. The determination that the fair values of the Company’s goodwill and other intangible assets are less than their carrying values may result in an impairment write-down. An impairment write-down would be reflected as expense and could have a material adverse effect on the Company’s results of operations during the period in which it recognizes the expense. In the future, the Company may incur impairment charges related to goodwill and other intangible assets already recorded or arising out of future acquisitions.

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
Approximately 68% of the Company’s direct premiums written for the year ended December 31, 2021 were generated from private passenger automobile insurance policies. Adverse developments in the market for personal automobile insurance or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the Company’s results of operations to suffer. The property-casualty insurance industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, wild fires, sinkholes, earthquakes and, to a lesser degree, explosions, terrorist attacks, and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, new and used car valuations, medical costs, and changes in non-economic costs due to changes in the legal and regulatory environments. In addition, the advent of driverless cars and usage-based insurance could materially alter the way that automobile insurance is marketed, priced, and underwritten.

The Company cannot predict the impact that changing climate conditions, including legal, regulatory and social responses thereto, may have on its business.
Various scientists, environmentalists, international organizations, regulators and other commentators believe that global climate change has added, and will continue to add, to the unpredictability, frequency and severity of natural disasters (including, but not limited to, hurricanes, tornadoes, freezes, droughts, other storms and fires) in certain parts of the world. In response, a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions that may be chief contributors to global climate change. The Company cannot predict the impact that changing climate conditions, if any, will have on its business or its customers, although the impact on the Company's results of operations or financial condition of incurred losses related to natural disasters that may result from changing climate conditions is mitigated to the extent its reinsurance programs provide coverage for such losses. See "Reinsurance" in "Item 1. Business" for information regarding the Company's reinsurance programs. It is also possible that the legal, regulatory and social responses to climate change could have a negative effect on the Company’s results of operations or financial condition.

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

While it is not possible at this time to estimate the duration of the COVID-19 pandemic and the ultimate impact it could have on the Company's business, the continued spread of COVID-19 and its variants, along with the measures taken by certain countries and state and local governments in the United States, could adversely impact the Company's business, results of operations or financial condition. The extent to which the COVID-19 pandemic further impacts the Company's business will depend on future developments, including the duration and spread of COVID-19 and its variants, the acceptance and effectiveness of vaccines, and the impact of the pandemic and related containment and mitigation measures on the Company's policyholders and employees, all of which are highly uncertain and unpredictable.

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

Item 1B.Unresolved Staff Comments
None.

Item 2.Properties
The Company owns the following buildings which support all business segments. Space not occupied by the Company may be leased to independent third party tenants.

Location	Purpose	Size in Square Feet	Percent Occupied by the Company at December 31, 2021
Brea, CA	Home office and I.T. facilities (2 buildings)	236,000	100%
Folsom, CA	Administrative and Data Center	88,000	100%
Los Angeles, CA	Executive offices	41,000	95%
Rancho Cucamonga, CA	Administrative	127,000	100%
Clearwater, FL	Administrative	162,000	51%
Oklahoma City, OK	Administrative	100,000	25%

The Company leases additional office space for operations. Office location is not crucial to the Company’s operations. In addition, the Company owns 5.9 acres of land in Rancho Cucamonga, California.

The Company’s properties are well maintained, adequately meet its needs, and are being utilized for their intended purposes.

Item 3.Legal Proceedings
The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see "Overview-C. Critical Accounting Estimates" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 1. Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

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
The closing price of the Company’s common stock on February 10, 2022 was $52.17.
Holders
As of February 10, 2022, there were approximately 247 holders of record of the Company’s common stock.
Dividends

For financial statement purposes, the Company records dividends on the declaration date. The Company intends to continue paying quarterly dividends; however, the continued payment and amount of cash dividends will depend upon the Company’s operating results, overall financial condition, capital requirements, and general business conditions.

Holding Company Act
Pursuant to the Holding Company Act, California-domiciled insurance companies are required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2021, the Insurance Companies are permitted to pay in 2022, without obtaining DOI approval for extraordinary dividends, $252 million in dividends to Mercury General, of which $223 million may be paid by the California Companies.

For a discussion of certain restrictions on the payment of dividends to Mercury General by some of its insurance subsidiaries, see Note 13. Dividends, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

Performance Graph

The following graph compares the cumulative total shareholder returns on the Company’s common stock (trading symbol: MCY) with the cumulative total returns on the Standard and Poor’s 500 Composite Stock Price Index ("S&P 500 Index") and the Company’s industry peer group over the last five years. The graph assumes that $100 was invested on December 31, 2016 in each of the Company’s Common Stock, the S&P 500 Index and the industry peer group and the reinvestment of all dividends.

Comparative Five-Year Cumulative Total Returns
Stock Price Plus Reinvested Dividends
$240
$220
$200
$180
$160
$140
$120
$100
$80
2016
2017
2018
2019
2020
2021
Mercury General
Industry Peer Group
S&P 500 Index

	2016	2017	2018	2019	2020	2021
Mercury General	$100.00	$92.77	$94.33	$93.18	$105.95	$112.51
Industry Peer Group	100.00	121.32	122.03	144.27	148.84	184.26
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.40

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
Recent Sales of Unregistered Securities
None.

Share Repurchases
On July 30, 2021, the Board extended its authorization of the repurchase of up to $200 million of the Company’s Common Stock for an additional one-year period, which the Board originally authorized on July 31, 2020. The purchases may be made from time to time in the open market at the discretion of management at a price approved by the Board prior to the purchase. The Company may use its own funds, borrowings against a bank credit facility, and dividends received from the

Insurance Companies to fund the share repurchases. The Company has not repurchased any of its Common Stock since 2000.

Item 6.Reserved

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

The Company is headquartered in Los Angeles, California and writes primarily personal automobile lines of business selling policies through a network of independent agents, 100% owned insurance agents and direct channels, in 11 states: Arizona, California, Florida, Georgia, Illinois, Nevada, New Jersey, New York, Oklahoma, Texas, and Virginia. The Company also offers homeowners, commercial automobile, commercial property, mechanical protection, fire, and umbrella insurance. Private passenger automobile lines of insurance business accounted for approximately 68% of the $3.9 billion of the Company’s direct premiums written in 2021, and approximately 87% of the private passenger automobile premiums were written in California.

In 2021, the Company ceased accepting new business and renewing existing policies for the commercial automobile line of insurance business in Arizona, Georgia, Illinois and Nevada. The commercial automobile line of insurance business in those states has been volatile and challenged the Company’s objective of growing the business profitably. The Company plans to focus resources on the states and lines of insurance business with better opportunities for sustainable growth. The combined net premiums written in 2021 and 2020 for the commercial automobile line of insurance business in those states was approximately $8 million and $20 million, respectively.

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

2021 Financial Performance Summary
The Company’s net income for the year ended December 31, 2021 was $247.9 million, or $4.48 per diluted share, compared to $374.6 million, or $6.77 per diluted share, for the same period in 2020. Included in net income was $129.7 million of pre-tax net investment income that was generated during 2021 on a portfolio of $5.1 billion, at fair value, at December 31, 2021, compared to $134.9 million of pre-tax net investment income that was generated during 2020 on a portfolio of $4.7 billion, at fair value, at December 31, 2020. Also included in net income were pre-tax net realized investment gains of $111.7 million and $85.7 million in 2021 and 2020, respectively, and pre-tax catastrophe losses, net of reinsurance and reinstatement premiums earned, of approximately $103.7 million and $60.9 million in 2021 and 2020, respectively.

During 2021, the Company continued its marketing efforts to enhance name recognition and lead generation. The Company believes that its marketing efforts, combined with its ability to maintain relatively low prices and a strong reputation, make its insurance products competitive in California and in other states.

The Company believes its thorough underwriting process gives it an advantage over its competitors. The Company’s agent relationships and underwriting and claims processes are its most important competitive advantages.

The Company’s operating results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $502 million and $606 million in 2021 and 2020, respectively. Cash flow from operations has been used to pay shareholder dividends and help support growth.

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
•Underwriting Cycle and Competition—The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company believes that the automobile insurance industry market conditions during the first half of 2021 were soft. The market in most states has hardened during the second half of 2021 as insurance carriers began to increase rates reflecting high loss severity and increasing loss frequency as the country emerged from the COVID-19 pandemic. In California, market conditions remain soft due to the difficulty in obtaining regulatory approval for rate increases.

Technology

Since March of 2020, the Company has been leveraging its information technology capabilities to enable most of its employees to work from home and anywhere in the U.S. using mobile and collaborative technologies. In 2021, the Company focused on improving its digital and customer self-service capabilities. Additionally, the Company enhanced its underwriting capabilities and decisioning using a modern rules engine and several AI-enabled technologies. The Company continued its core insurance platform modernization initiative in an effort to complete the migration of its insurance business from its legacy systems to Guidewire’s InsuranceSuite, a widely adopted industry-leading software for property and casualty insurance. In 2022, the Company intends to continue to invest in the modernization of its technology platforms. The Company also expects to complete the migration of its California private passenger automobile underwriting and umbrella insurance to its consolidated insurance core system.

Note on COVID-19

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization (the "WHO"), and the outbreak has become increasingly widespread in the United States, including in the markets in which the Company operates. The pandemic has had a notable impact on general economic conditions, including, but not limited to, the temporary closures of many businesses, “shelter in place” and other governmental orders, and reduced consumer spending. The Company is following guidelines established by the Centers for Disease Control, the WHO and orders issued by the state and local governments in which the Company operates. The Company has taken a number of precautionary steps to safeguard its customers, business and employees from COVID-19, including activating its Business Continuity Plan. Most of the Company's employees have been working remotely, with only certain operationally critical employees working on site at various locations. The Company is monitoring and assessing the impact of the COVID-19 pandemic daily, including recommendations and orders issued by federal, state and local governments. In November 2021, the Company extended its "work-from-home" policy indefinitely under the new "Mercury's My Workplace" policy, allowing most of its employees to work from anywhere in the U.S. beginning January 2022.

The Company’s automobile line of insurance business began experiencing a significant decrease in loss frequency in March of 2020, and it remained lower than historical levels through the first half of 2021, although it began to increase as more drivers returned to the road following the gradual reopening of businesses in California and other states. After bottoming out in the second quarter of 2020, loss frequency has been increasing and is near pre-pandemic levels for some coverages and exceeds pre-pandemic levels for the comprehensive coverage due to a rise in vehicle thefts and property crimes. The severity of accidents, for both bodily injury and the cost to repair vehicles, has increased following the outbreak of the COVID-19 pandemic primarily due to a higher percentage of high-speed serious accidents on less congested roads and freeways. The cost to repair vehicles may remain high due to supply chain and labor force issues exacerbated by the high overall inflation rate. The COVID-19 pandemic also created more uncertainty, and the total effect on losses occurring during the COVID-19 era will not be known for several years. The Company expects more late reported claims and a prolonged settlement period, particularly for bodily injury claims. Many courts have been closed, and claimants may have been reluctant to seek medical treatments due to the pandemic. The recent increases in loss frequency combined with sustained high loss severity have negatively impacted the Company's results of operations, when compared to other quarters following the first quarter of 2020, and the Company has submitted private passenger automobile rate filings in many states requesting rate increases.

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

Due to disruptions in the equity and fixed maturity securities markets following the outbreak of the COVID-19 pandemic, the Company's investment portfolio, along with the overall securities in the financial markets, substantially declined in value in the first quarter of 2020; however, its investment portfolio recovered in value during the subsequent quarters as the overall securities markets improved. In March 2020, the Federal Open Market Committee (“FOMC”) unveiled a set of aggressive measures to cushion the economic impact of the global COVID-19 crisis, including, among others, cutting the federal funds rate by 100 basis points to a range of 0.00% to 0.25% and establishing a series of emergency credit facilities in an effort to support the flow of credit in the economy, easing liquidity pressure and calming market turmoil. While volatility in the financial markets remains elevated, overall market liquidity concerns have eased following the actions taken by the FOMC. The Company believes that it will continue to have sufficient liquidity to support its business operations during the COVID-19 crisis and beyond without the forced sale of investments, based on its existing cash and short-term investments, future cash flows from operations, and $75 million of undrawn credit in its revolving credit facility.

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
During 2021, the Company implemented rate changes in 11 states. In California, the following rate increase was approved by the California DOI for lines of insurance business that exceeded 5% of the Company's total net premiums earned in 2021:

▪In March 2021, the California DOI approved a 6.99% rate increase on the California homeowners line of insurance business, which represented approximately 15% of the Company's total net premiums earned in 2021. The Company implemented this rate increase in June 2021.

The Company primarily sells its California private passenger automobile insurance business through two of its insurance subsidiaries, MIC and CAIC. MIC accepts only “Good Drivers” (as defined in the California Insurance Code) and provides lower rates, but its policy has narrower coverages than the CAIC policy. At the request of the California DOI, the Company intends to broaden the coverages in MIC, making the coverages the same as in CAIC. Once the coverages are standardized across these two insurance subsidiaries, the Company will automatically move qualified Good Drivers from CAIC to MIC. Good Drivers accounted for approximately 87% of the Company's California voluntary private passenger automobile policies-in-force at December 31, 2021, while higher risk categories accounted for approximately 13%. The implementation of the transfer of qualified Good Drivers from CAIC to MIC began in January 2022 and is expected to reduce the Company's annual California private passenger automobile insurance premiums earned by approximately $25 million over a 24-month period beginning in the first quarter of 2022. The increase in losses resulting from broadening the coverages in MIC is not estimable, but is not expected to be material.

In July 2019, the governor of California signed a bill that created a $21 billion fund (the "California Wildfire Fund") to help then bankrupt Pacific Gas and Electric Company ("PG&E") and the state's other investor-owned utility companies cover liabilities arising from future wildfires caused by their equipment. The bill requires investor-owned utility companies to fund half of the California Wildfire Fund. The other half is to be funded by surcharges paid by ratepayers across the state. On July 1, 2020, PG&E made an announcement that it emerged out of bankruptcy and made an initial deposit of approximately $5 billion to the California Wildfire Fund. It is expected that the Company and other insurers will be reimbursed for some portion of the claims paid for its policyholders if it is determined that a wildfire is caused by equipment failure. The announcement also confirmed that PG&E funded the Subrogation Trust Fund with $11 billion, which was set up to reimburse insurance companies and other entities that paid claims by individuals and businesses related to wildfires that occurred in the recent past years prior to July 1, 2020. The Company received approximately $23 million, net of fees, in 2020 from the Subrogation Trust Fund. However, this subrogation recovery was for losses and loss adjustment expenses previously ceded to the Company’s reinsurers, and therefore the recovery did not reduce losses and loss adjustment expenses net of reinsurance. The benefit to the Company recognized in 2020, net of reinsurance and before taxes, was approximately $3 million, representing a reduction to reinstatement premiums previously recognized. In addition, the Company received approximately $0.8 million, net of fees, in 2021 from the Subrogation Trust Fund. The benefit to the Company recognized in 2021 before taxes was the full $0.8 million, as this recovery was not related to losses and loss adjustment expenses previously ceded to the Company's reinsurers.

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see "Critical Accounting Estimates" below and Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

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

For a discussion of additional regulatory and legal matters, see Note 18. Commitments and Contingencies of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data." In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate.

C. Critical Accounting Estimates

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

(1) Inflation

For the Company’s California automobile lines of insurance business, total reserves are comprised of the following:

•BI reserves—approximately 70% of total reserves

•Material damage ("MD") reserves, including collision and comprehensive property damage—approximately 10% of total reserves
•Loss adjustment expense reserves—approximately 20% of total reserves.
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

The following table presents the typical closure patterns of BI claims in the Company's California personal automobile insurance coverage:

	% of Total
	Claims Closed	Dollars Paid
BI claims closed in the accident year reported	37%	12%
BI claims closed one year after the accident year reported	79%	51%
BI claims closed two years after the accident year reported	93%	75%
BI claims closed three years after the accident year reported	97%	88%

BI claims closed in the accident year reported are generally the smaller and less complex claims that settle for approximately $6,000 to $7,000 on average, whereas the total average settlement, once all claims are closed for a particular accident year, is approximately $16,000 to $22,000. The Company creates incurred and paid loss triangles to estimate ultimate losses utilizing historical payment and reserving patterns and evaluates the results of this analysis against its frequency and severity analysis to establish BI loss reserves. The Company adjusts development factors to account for inflation trends it sees in loss severity. As a larger proportion of claims from an accident year are settled, there emerges a higher degree of certainty for the loss reserves established for that accident year. At December 31, 2021, the accident years that are most likely to develop are the 2019 through 2021 accident years; however, it is possible that older accident years could develop as well.

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

The Company began experiencing a significant decrease in loss frequency in March of 2020 primarily resulting from the shelter-in-place orders issued by state and local governments in response to the COVID-19 pandemic, although it began to increase as more drivers returned to the road following the gradual reopening of businesses in California and other states. In addition, the COVID-19 pandemic created greater uncertainty in the reserve estimates: A greater number of large claims may emerge from the 2020 and 2021 accident years compared to the prior accident years as claimants may be reluctant to go to a medical provider due to the pandemic but subsequently seek monetary compensation to ease the economic hardship attributable to the pandemic. A lower percentage of minor accidents with lower average severity experienced during the pandemic are likely to push the total average severity higher. There is reduced subrogation potential due to increased single-vehicle accidents during 2020 and 2021. Automobile parts and labor costs will be higher if further supply shortages emerge due to the prolonged pandemic. Based on these factors and uncertainty attributable to the pandemic, the reserve estimates for the 2020 and 2021 accident years are subject to a greater degree of variability.

The Company believes that it is reasonably possible that the California automobile BI severity could vary from recorded amounts by as much as 12%, 8% and 6% for 2021, 2020 and 2019 accident years, respectively; however, the variation could be more or less than these amounts.

During the years 2017 through 2021, the changes in the loss severity amounts for the three preceding accident years from the prior year amounts (BI severity variance from prior year) have ranged as follows:

	High	Low
Immediate preceding accident year	2.0%	(5.1)%
Second preceding accident year	7.5%	0.1%
Third preceding accident year	5.2%	(1.0)%

The following table presents the effects on the California automobile BI loss reserves for the 2021, 2020 and 2019 accident years based on possible variations in the severity recorded; however, the actual variations could be more or less than these amounts:

California Automobile Bodily Injury Inflation Reserve Sensitivity Analysis

Accident Year	Number of Claims Expected		Actual Recorded Severity at 12/31/2021		Implied Inflation Rate Recorded (1)		(A) Pro-forma severity if actual severity is lower by 12% for 2021, 8% for 2020, and 6% for 2019	(B) Pro-forma severity if actual severity is higher by 12% for 2021, 8% for 2020, and 6% for 2019	Favorable loss development if actual severity is less than recorded (Column A)	Unfavorable loss development if actual severity is more than recorded (Column B)
2021	20,503	(2)	$21,796	(2)	3.9%	(2)	$19,180	$24,412	$53,636,000	$(53,636,000)
2020	18,681	(2)	$20,972	(2)	19.5%	(2)	$19,294	$22,650	$31,347,000	$(31,347,000)
2019	29,240		$17,543		11.6%		$16,490	$18,596	$30,790,000	$(30,790,000)
2018	28,497		$15,722		—		—	—	—	—
Total Loss Development—Favorable (Unfavorable)									$115,773,000	$(115,773,000)
___________
(1)    Implied inflation rate is calculated by dividing the difference between the current and prior year actual recorded severity by the prior year actual recorded severity. The Company believes that severity increases are caused by litigation, medical costs, inflation, and increased utilization of medical procedures.
(2)    The Company began experiencing a significant decrease in loss frequency in March of 2020 resulting from the shelter-in-place orders issued by state and local governments in response to the COVID-19 pandemic, although it began to increase as more drivers returned to the road following the gradual reopening of businesses in California and other states., which led to the smaller number of claims expected for the 2020 and 2021 accident years compared to the prior accident years. Conversely, a higher percentage of high-speed serious accidents on less congested roads combined with a lower percentage of minor accidents had the effect of increasing the actual recorded severity across the total claims population for the 2020 and 2021 accident years compared to the prior accident years.

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

The COVID-19 pandemic created greater uncertainty in the claims count development for the 2020 and 2021 accident years. The Company believes that the reduced services for non-critical cases at medical facilities and fear of infection during the pandemic combined with the economic hardship caused by the pandemic are likely to increase the late reporting of claims seeking settlement for monetary compensation. At December 31, 2021, there were 19,346 California automobile BI claims reported for the 2021 accident year and the Company estimates that these are expected to ultimately grow by approximately 6.0%. The Company believes that while actual development in recent years has ranged approximately from 3% to 7%, it is reasonable to expect that the range of the development for the 2021 accident year is subject to greater variability due to uncertainty related to the pandemic and could be as great as between 0% and 10%, as it expects an increase in late reporting of claims given the high level of uncertainty in claims reporting patterns associated with the COVID-19 pandemic. However, actual development may be more or less than the expected range.

The following table presents the effects on loss development of different claim counts within the broader possible range at December 31, 2021:

California Automobile Bodily Injury Claim Count Reserve Sensitivity Analysis

2021 Accident Year	Claims Reported	Amount Recorded at 12/31/2021 at Approximately 6.0% Claim Count Development	Total Expected Amount If Claim Count Development is 0%	Total Expected Amount If Claim Count Development is 10%
Claim count	19,346	20,503	19,346	21,281
Approximate average cost per claim	Not meaningful	$21,796	$21,796	$21,796
Total dollars	Not meaningful	$446,883,000	$421,665,000	$463,841,000
Total Loss Development—Favorable (Unfavorable)			$25,218,000	$(16,958,000)

(3) Unexpected Losses From Older Accident Periods

Unexpected losses are generally not provided for in the current loss reserve because they are not known or expected and tend to be unquantifiable. Once known, the Company establishes a provision for the losses, but it is not possible to provide any meaningful sensitivity analysis as to the potential size of any unexpected losses. These losses can be caused by many factors, including unexpected legal interpretations of coverage, ineffective claims handling, regulations extending claims reporting periods, assumption of unexpected or unknown risks, adverse court decisions as well as many unknown factors. During 2021, the Company incurred losses totaling approximately $8 million on two separate large claims from accident periods prior to 2018. These are related to provisions made for the likelihood of adverse legal outcomes based on the latest information available.

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
Discussion of Losses and Loss Reserves and Prior Period Loss Development

At December 31, 2021 and 2020, the Company recorded its point estimate of approximately $2.23 billion and $1.99 billion ($2.19 billion and $1.94 billion, net of reinsurance), respectively, in loss and loss adjustment expense reserves, which included approximately $1.03 billion and $0.89 billion ($1.01 billion and $0.86 billion, net of reinsurance), respectively, of incurred-but-not-reported liabilities ("IBNR"). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to December 31, 2021 and 2020, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

The Company evaluates its loss reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For 2021, the Company reported favorable development of approximately $26 million on the 2020 and prior accident years’ loss and loss adjustment expense reserves. The favorable development in 2021 was primarily attributable to lower than estimated losses and loss adjustment expenses in the homeowners and private passenger automobile lines of insurance business, partially offset by unfavorable development in the commercial automobile and commercial property lines of insurance business.

The Company recorded catastrophe losses net of reinsurance of approximately $104 million in 2021. Catastrophe losses due to the events that occurred during 2021 totaled approximately $109 million, with no reinsurance benefits used for these losses. The majority of the 2021 catastrophe losses resulted from the deep freeze and other extreme weather events in Texas and Oklahoma, rainstorms, wildfires and winter storms in California, and the impact of Hurricane Ida in New Jersey and New York. These losses were partially offset by favorable development of approximately $5 million on prior years' catastrophe losses.

RESULTS OF OPERATIONS
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenues

Net premiums earned and net premiums written in 2021 increased 5.2% and 6.8%, respectively, from 2020. The Company's net premiums earned and written in 2020 were each reduced by approximately $128 million due to premium refunds and credits to its eligible policyholders associated with the "Mercury Giveback" program for reduced driving and business activities following the outbreak of the COVID-19 pandemic. The increase in net premiums earned and written was primarily due to these premium refunds and credits in 2020, higher average premiums per policy arising from rate increases in the California homeowners line of insurance business, and increases in the number of policies written outside of California, partially offset by a decrease in the number of private passenger automobile and homeowners policies written in California. Excluding premium refunds and credits in 2020, net premiums earned and net premiums written in 2021 increased 1.6% and 3.1%, respectively, from 2020.

Net premiums earned included ceded premiums earned of $65.0 million and $56.2 million in 2021 and 2020, respectively. Net premiums written included ceded premiums written of $65.5 million and $50.6 million in 2021 and 2020, respectively. The increase in ceded premiums earned and written resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

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

The following is a reconciliation of total net premiums earned to net premiums written:

	Year Ended December 31,
	2021	2020
	(Amounts in thousands)
Net premiums earned	$3,741,948	$3,555,635
Change in net unearned premiums	113,421	55,908
Net premiums written	$3,855,369	$3,611,543

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Company's consolidated loss, expense, and combined ratios determined in accordance with GAAP:

	Year Ended December 31,
	2021	2020
Loss ratio	73.8%	67.4%
Expense ratio	24.5%	25.7%
Combined ratio	98.3%	93.1%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company’s loss ratio was affected by favorable development of approximately $26 million and unfavorable development of approximately $23 million on prior accident years’ loss and loss adjustment expense reserves for the years ended December 31, 2021 and 2020, respectively. The favorable development in 2021 was primarily attributable to lower than estimated losses and loss adjustment expenses in the homeowners and private passenger automobile lines of insurance business, partially offset by unfavorable development in the commercial automobile and commercial property lines of insurance business, while the unfavorable development in 2020 was primarily attributable to higher than estimated losses and loss adjustment expenses in the homeowners and commercial automobile lines of insurance business, partially offset by favorable development in the private passenger automobile line of insurance business.

The 2021 loss ratio was negatively impacted by a total of approximately $109 million of catastrophe losses, excluding favorable development of approximately $5 million on prior years' catastrophe losses, primarily due to the deep freeze and other extreme weather events in Texas and Oklahoma, rainstorms, wildfires and winter storms in California, and the impact of Hurricane Ida in New Jersey and New York. The 2020 loss ratio was negatively impacted by a total of approximately $69 million of catastrophe losses, excluding favorable development of approximately $5 million on prior years' catastrophe losses, primarily due to wildfires and windstorms in California and extreme weather events outside of California.

Excluding the effect of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 71.5% and 64.8% for the years ended December 31, 2021 and 2020, respectively. The increase in the loss ratio was primarily due to an increase in loss frequency and severity in the private passenger automobile line of insurance business, partially offset by higher average premiums per policy arising from rate increases in the California homeowners line of insurance business and a decrease in net premiums earned in 2020 related to premium refunds and credits under the "Mercury Giveback" program as described above. After bottoming out in the second quarter of 2020, loss frequency has been increasing and is near pre-pandemic levels for some coverages and exceeds pre-pandemic levels for the comprehensive coverage due to a rise in vehicle thefts and property crimes. Automobile loss severity is high due to inflationary pressures currently affecting the economy.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The decrease in the expense ratio is largely due to a decrease in net premiums earned in 2020 related to premium refunds and credits under the "Mercury Giveback" program as described above, without a corresponding decrease in policy acquisition costs and other operating expenses. The Company did not recoup commissions from its agents on the premiums returned to its eligible policyholders under the "Mercury Giveback" program. In addition, expenses for profitability-related accruals and allowance for credit losses on premiums receivable decreased, partially offset by increases in advertising and legal expenses.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax expense was $51.4 million and $83.9 million for the years ended December 31, 2021 and 2020, respectively. The $32.5 million decrease in income tax expense was mainly due to a significant decrease in pre-tax income of $159.2 million.

The Company’s effective income tax rate can be affected by several factors. These generally include large changes in fully-taxable income including net realized investment gains or losses, tax-exempt investment income, nondeductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. Tax-exempt investment income of approximately $74 million coupled with pre-tax income of approximately $299 million resulted in an effective tax rate of 17.2%, below the statutory tax rate of 21%, in 2021, and tax-exempt investment income of approximately $78 million coupled with pre-tax income of approximately $459 million resulted in an effective tax rate of 18.3% in 2020.
Investments
The following table presents the investment results of the Company:

	Year Ended December 31,
	2021	2020
	(Amounts in thousands)
Average invested assets at cost (1)	$4,681,462	$4,291,888
Net investment income (2)
Before income taxes	$129,727	$134,858
After income taxes	$115,216	$120,043
Average annual yield on investments (2)
Before income taxes	2.8%	3.1%
After income taxes	2.5%	2.8%
Net realized investment gains	$111,658	$85,731
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

The following tables present the components of net realized investment gains (losses) included in net income:

	Year Ended December 31, 2021
	Gains (Losses) Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturity securities (1)(2)	$(4,384)	$(39,649)	$(44,033)
Equity securities (1)(3)	45,235	107,701	152,936
Short-term investments (1)	(145)	(141)	(286)
Note receivable (1)	—	(4)	(4)
Options sold	2,964	81	3,045
Total	$43,670	$67,988	$111,658

	Year Ended December 31, 2020
	Gains (Losses) Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturity securities (1)(2)	$(2,412)	$41,394	$38,982
Equity securities (1)(3)	(4,543)	32,232	27,689
Short-term investments (1)	(2,292)	(1,014)	(3,306)
Note receivable (1)	—	60	60
Options sold	22,322	(16)	22,306
Total	$13,075	$72,656	$85,731
__________
(1)The changes in fair value of the investment portfolio and note receivable resulted from the application of the fair value option.
(2)The decrease in fair value of fixed maturity securities in 2021 was primarily due to increases in market interest rates, and the increase in fair value of fixed maturity securities in 2020 was primarily due to decreases in market interest rates.
(3)The increases in fair value of equity securities in 2021 and 2020 were primarily due to the overall improvement in equity markets.

Net Income

	Year Ended December 31,
	2021	2020
	(Amounts in thousands, except per share data)
Net income	$247,937	$374,607
Basic average shares outstanding	55,368	55,358
Diluted average shares outstanding	55,374	55,358
Basic Per Share Data:
Net income	$4.48	$6.77
Net realized investment gains, net of tax	$1.59	$1.22
Diluted Per Share Data:
Net income	$4.48	$6.77
Net realized investment gains, net of tax	$1.59	$1.22

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-K for the year ended December 31, 2020 for a discussion of changes in its results of operations from the year ended December 31, 2019 to the year ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES
A. General
The Company is largely dependent upon dividends received from its insurance subsidiaries to pay debt service costs and to make distributions to its shareholders. Under current insurance law, the Insurance Companies are entitled to pay ordinary dividends of approximately $252 million in 2022 to Mercury General. The Insurance Companies paid Mercury General ordinary dividends of $191 million during 2021. As of December 31, 2021, Mercury General had approximately $186 million in investments and cash that could be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets, and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General, and the purchase of investments.

B. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $475.7 million at December 31, 2021 as well as a $75 million revolving credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the year ended December 31, 2021 was $501.6 million, a decrease of $104.0 million compared to the year ended December 31, 2020. The decrease was primarily due to increases in payments for losses and loss adjustment expenses, underwriting expenses and income taxes, and a decrease in collections from reinsurers on reinsurance recoverables, partially offset by an increase in premium collections. The Company utilized the cash provided by operating activities during the year ended December 31, 2021 primarily for the net purchases of investment securities and payment of dividends to its shareholders. The average annual net cash provided by operating activities for the past 10 years was approximately $344 million, and cash generated from operations was sufficient to meet the liquidity requirements over this period.

The following table presents the estimated fair value of fixed maturity securities at December 31, 2021 by contractual maturity in the next five years.

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$403,269
Due after one year through two years	227,350
Due after two years through three years	105,851
Due after three years through four years	166,889
Due after four years through five years	291,789
$1,195,148

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

The following table presents the composition of the total investment portfolio of the Company at December 31, 2021:

	Cost(1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$13,082	$13,085
Municipal securities	2,715,578	2,843,221
Mortgage-backed securities	137,384	137,002
Corporate securities	529,377	523,853
Collateralized loan obligations	312,928	314,153
Other asset-backed securities	201,431	200,209
	3,909,780	4,031,523
Equity securities:
Common stock	561,381	797,024
Non-redeemable preferred stock	64,429	65,501
Private equity funds measured at net asset value (2)	128,726	108,414
	754,536	970,939
Short-term investments	141,206	140,127
Total investments	$4,805,522	$5,142,589
 __________
(1)Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.
(2)The fair value is measured using the net asset value practical expedient. See Note 4. Fair Value Measurements, of the

Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information.

At December 31, 2021, 46.7% of the Company’s total investment portfolio at fair value and 59.5% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At December 31, 2021, 87.7% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.
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
The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	December 31, 2021	December 31, 2020
	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	10.8	11.7
including short-term investments	10.4	10.6
Call-adjusted average maturities:
excluding short-term investments	4.6	4.1
including short-term investments	4.5	3.7
Modified duration reflecting anticipated early calls:
excluding short-term investments	3.5	3.4
including short-term investments	3.4	3.0
Short-Term Investments	—	—

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value at December 31, 2021, consistent with the average rating at December 31, 2020. The Company’s municipal bond holdings, of which 84.4% were tax exempt, represented 70.5% of its fixed maturity portfolio at December 31, 2021, at fair value, and were broadly diversified geographically.

To calculate the weighted-average credit quality ratings as disclosed throughout this Annual Report on Form 10-K, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each security’s average of ratings assigned by nationally recognized securities rating organizations.

Taxable holdings consist principally of investment grade issues. At December 31, 2021, fixed maturity holdings rated below investment grade and non-rated bonds totaled $7.1 million and $17.3 million, respectively, at fair value, and represented

0.2% and 0.4%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2020, fixed maturity holdings rated below investment grade and non-rated bonds totaled $25.5 million and $38.4 million, respectively, at fair value, and represented 0.7% and 1.1%, respectively, of total fixed maturity securities.

Credit ratings for the Company's fixed maturity portfolio were stable in 2021, with 95.0% of fixed maturity securities at fair value experiencing no change in their overall rating. 2.5% of fixed maturity securities at fair value experienced upgrades in 2021, and approximately the same percentage experienced downgrades.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	December 31, 2021
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other (1)	Total Fair Value(1)
	(Dollars in thousands)
U.S. government bonds:
Treasuries	$13,085	$—	$—	$—	$—	$13,085
Total	13,085	—	—	—	—	13,085
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	62,676	190,089	126,455	42,317	2,572	424,109
Uninsured	108,486	858,375	1,250,644	184,813	16,794	2,419,112
Total	171,162	1,048,464	1,377,099	227,130	19,366	2,843,221
	6.0%	36.9%	48.4%	8.0%	0.7%	100.0%
Mortgage-backed securities:
Commercial	13,581	6,304	5,295	—	—	25,180
Agencies	752	—	—	—	—	752
Non-agencies:
Prime	18,980	89,888	64	—	547	109,479
Alt-A	—	518	—	175	898	1,591
Total	33,313	96,710	5,359	175	1,445	137,002
	24.3%	70.6%	3.9%	0.1%	1.1%	100.0%
Corporate securities:
Basic materials	—	—	—	—	—	—
Communications	—	182	—	6,494	—	6,676
Consumer, cyclical	—	1,978	—	77,379	—	79,357
Consumer, non-cyclical	—	10,042	17,581	20,311	—	47,934
Energy	—	6,383	3,928	38,273	—	48,584
Financial	—	24,640	69,418	71,667	3,500	169,225
Industrial	—	436	51,990	82,185	—	134,611
Technology	—	—	—	783	—	783
Utilities	—	—	20,519	16,164	—	36,683
Total	—	43,661	163,436	313,256	3,500	523,853
	—%	8.3%	31.2%	59.8%	0.7%	100.0%
Collateralized loan obligations:
Corporate	42,466	86,233	185,454	—	—	314,153
Total	42,466	86,233	185,454	—	—	314,153
	13.5%	27.4%	59.1%	—%	—%	100.0%

Other asset-backed securities	34,904	77,001	58,133	30,171	—	200,209
	17.4%	38.5%	29.0%	15.1%	—%	100.0%
Total	$294,930	$1,352,069	$1,789,481	$570,732	$24,311	$4,031,523
	7.3%	33.5%	44.4%	14.2%	0.6%	100.0%
__________
(1)Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds
The Company had $13.1 million and $13.8 million, or 0.3% and 0.4% of its fixed maturity portfolio, at fair value, in U.S. government bonds at December 31, 2021 and 2020, respectively. At December 31, 2021, Moody's and Fitch ratings for U.S.

government issued debt were Aaa and AAA, respectively, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 0.9 years and 1.0 years at December 31, 2021 and 2020, respectively.
Municipal Securities
The Company had $2.84 billion and $2.79 billion, or 70.5% and 78.6% of its fixed maturity securities portfolio, at fair value, in municipal securities at December 31, 2021 and 2020, respectively, of which $424.1 million and $377.0 million, respectively, were insured by bond insurers. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute bond ratings and the underlying credit ratings as of December 31, 2021 and 2020.

At December 31, 2021 and 2020, respectively, 56.8% and 59.9% of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement in addition to the ratings reflected by the financial strength of the underlying issuers. At December 31, 2021 and 2020, the average rating of the Company’s insured municipal securities was A+, which corresponded to the average rating of the investment grade bond insurers. The remaining 43.2% and 40.1% of insured municipal securities at December 31, 2021 and 2020, respectively, were insured by non-rated or below investment grade bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 3.1 years and 3.4 years at December 31, 2021 and 2020, respectively.

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
Mortgage-Backed Securities
At December 31, 2021 and 2020, respectively, the mortgage-backed securities portfolio of $137.0 million and $93.3 million, or 3.4% and 2.6% of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to "prime" residential and commercial real estate borrowers. The Company had holdings of $25.2 million and $17.6 million, at fair value, in commercial mortgage-backed securities at December 31, 2021 and 2020, respectively.

The weighted-average rating of the entire mortgage backed securities portfolio was AA at December 31, 2021 and 2020. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 7.9 years and 6.4 years at December 31, 2021 and 2020, respectively.
Corporate Securities
At December 31, 2021 and 2020, respectively, the company had corporate securities of $523.9 million and $241.4 million, or 13.0% and 6.8% of its fixed maturity securities portfolio, at fair value. The weighted-average rating was BBB+ and A- at December 31, 2021 and 2020, respectively. The modified duration reflecting anticipated early calls was 3.8 years and 1.7 years at December 31, 2021 and 2020, respectively.
Collateralized Loan Obligations

The Company had collateralized loan obligations of $314.2 million and $256.9 million, which represented 7.8% and 7.2% of its fixed maturity securities portfolio, at fair value, at December 31, 2021 and 2020, respectively. The weighted-average rating was AA- at December 31, 2021 and 2020. The modified duration reflecting anticipated early calls was 6.3 years and 4.8 years at December 31, 2021 and 2020, respectively.

Other Asset-Backed Securities

The Company had other asset-backed securities of $200.2 million and $153.3 million, which represented 5.0% and 4.3% of its fixed maturity securities portfolio, at fair value, at December 31, 2021 and 2020, respectively. The weighted-average rating was AA- and AA+ at December 31, 2021 and 2020, respectively. The modified duration reflecting anticipated early calls was 2.6 years and 1.6 years at December 31, 2021 and 2020, respectively.
Equity Securities
Equity holdings of $970.9 million and $803.9 million, at fair value, as of December 31, 2021 and 2020, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The net gains due to changes in fair value of the Company’s equity portfolio were $107.7 million and $32.2 million in 2021 and 2020, respectively. The primary cause for the increase in fair value of the Company's equity securities in 2021 and 2020 was the overall improvement in equity markets.
The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At December 31, 2021, 18.9% of the total investment portfolio, at fair value, was held in equity securities, compared to 17.0% at December 31, 2020.

The following table presents the equity security portfolio by industry sector at December 31, 2021 and 2020:

	December 31,
	2021		2020
	Cost	Fair Value	Cost	Fair Value
		(Amounts in thousands)
Equity securities:
Basic materials	$6,017	$7,766	$7,520	$8,262
Communications	29,906	35,458	28,970	34,806
Consumer, cyclical	63,596	100,364	60,604	78,822
Consumer, non-cyclical	61,366	78,911	64,067	77,071
Energy	67,816	68,065	51,338	37,163
Financial	116,921	160,002	81,602	102,924
Funds	173,634	168,947	143,947	137,143
Industrial	61,003	88,276	59,084	76,348
Technology	95,342	175,291	97,190	145,023
Utilities	78,935	87,859	100,828	106,289
	$754,536	$970,939	$695,150	$803,851

D. Debt
The Company's debt consists of the following:

				December 31,
	Lender	Interest Rate	Expiration	2021	2020
				(Amounts in thousands)

Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, and U.S. Bank	LIBOR plus 112.5-150.0 basis points	March 31, 2026	—	—
Total principal amount				375,000	375,000
Less unamortized discount and debt issuance costs(3)				2,069	2,468
Total				$372,931	$372,532
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
(2)    On March 29, 2017, the Company entered into an unsecured credit agreement (the "2017 Credit Agreement") that provided for revolving loans of up to $50 million and was set to mature on March 29, 2022. On March 31, 2021, the Company entered into an amended and restated credit agreement (the "Amended and Restated Credit Agreement") that amended and restated the 2017 Credit Agreement. The Amended and Restated Credit Agreement, among other things, extended the maturity date of the loan that was the subject of the 2017 Credit Agreement to March 31, 2026, added U.S. Bank as an additional lender, and increased the aggregate commitments by all the lenders to $75 million from $50 million under the 2017 Credit Agreement. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 20% to LIBOR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 14.9% at December 31, 2021, resulting in a 12.5 basis point commitment fee on the $75 million undrawn portion of the credit facility. As of February 15, 2022, there have been no borrowings under this facility.
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

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and RBC ratio under the unsecured credit facility at December 31, 2021.

For a further discussion, see Note 8. Notes Payable, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."
E. Uses of Capital
Dividends

Cash returned to shareholders through dividends in 2021, 2020 and 2019 totaled approximately $140.2 million, $139.6 million and $139.1 million, respectively. On February 11, 2022, the Board of Directors declared a $0.6350 quarterly dividend payable on March 30, 2022 to shareholders of record on March 16, 2022, with an expected payout of approximately $35 million. The Company currently expects quarterly dividends to continue in future periods and intends to increase its dividend on an annual basis, although the declaration and payment of any future cash dividends are at the discretion and subject to the approval of its Board of Directors. The decisions of the Company's Board of Directors regarding the amount and payment of dividends will depend on many factors, such as its financial condition, results of operations, capital requirements, business conditions, debt service obligations, industry practice, legal requirements, regulatory constraints, and other factors that its Board of Directors may deem relevant. The Company expects to fund its future dividend payments primarily with a combination of cash expected to be generated from future operations and cash and short-term investments on hand.

For a further discussion, see Note 13. Dividends, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."
Capital Expenditures

The Company's capital expenditures were approximately $41.4 million, $40.0 million and $40.1 million for 2021, 2020 and 2019, respectively, and they were primarily related to improving the Company's information technology infrastructure and corporate facilities. The Company expects the capital spending for 2022 to be at a level similar to that for 2021 and intends to use the capital to continue to invest in its technology assets and improve corporate facilities. The Company expects to fund its 2022 capital expenditures primarily with a combination of cash expected to be generated from future operations and cash and short-term investments on hand.

Contractual Obligations

The Company’s material cash requirements include the following contractual obligations at December 31, 2021:

Contractual Obligations (4)		Payments Due By Period
	Total	2022	2023	2024	2025	2026	Thereafter
			(Amounts in thousands)
Debt (including interest)(1)	$465,750	$16,500	$16,500	$16,500	$16,500	$16,500	$383,250
Lease obligations(2)	45,913	17,171	12,120	7,940	5,328	2,164	1,190
Loss and loss adjustment expense reserves(3)	2,226,430	1,367,049	394,685	196,448	118,305	61,306	88,637
Total contractual obligations	$2,738,093	$1,400,720	$423,305	$220,888	$140,133	$79,970	$473,077
__________
(1)The Company’s debt contains various terms, conditions and covenants which, if violated by the Company, would result in a default and could result in the acceleration of the Company’s payment obligations. Amounts differ from the balances presented on the consolidated balance sheets as of December 31, 2021 because the debt amounts above include interest, calculated at the stated 4.4% coupon rate, and exclude the discount and issuance costs of the debt.
(2)The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, office equipment, and electronic data processing equipment that expire at various dates through the year 2028. Lease obligations include $6.3 million in lease commitments that have not yet commenced as of December 31, 2021. See Note 7. Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information on lease obligations.
(3)Loss and loss adjustment expense reserves represents an estimate of amounts necessary to settle all outstanding claims, including IBNR as of December 31, 2021. The Company has estimated the timing of these payments based on its historical experience and expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above. The ultimate cost of losses may vary materially from recorded amounts which are the Company’s best estimates. For more detailed information on the Company's historical loss experience and payment patterns, see "Overview—C. Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as Note 12. Loss and Loss Adjustment Expense Reserves, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."
(4)The table excludes liabilities of $6.2 million related to uncertainty in tax settlements as the Company is unable to reasonably estimate the timing and amount of related future payments.

The Company expects to meet these contractual obligations primarily with a combination of cash expected to be generated from future operations and cash and short-term investments on hand, except for the payment of the principal of the debt, which is expected to be made with a future borrowing.
F. Regulatory Capital Requirements
The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2021, 2020 and 2019, each of the Insurance Companies exceeded the minimum required RBC level, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios were less than 400% of the authorized control level RBC as of December 31, 2021 and 2019, and none less than 350% as of December 31, 2020. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.83 billion at December 31, 2021 and net premiums written in 2021 of $3.9 billion, the ratio of premiums written to surplus was 2.11 to 1.

Insurance companies are required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its most recent ORSA Summary Report with the California DOI in November 2021. Compliance with the ORSA requirements did not have a material impact on the Company's consolidated financial statements.

The DOI in each state in which the Company operates is responsible for conducting periodic financial and market conduct examinations of the Insurance Companies in their states. Market conduct examinations typically review compliance with insurance statutes and regulations with respect to rating, underwriting, claims handling, billing, and other practices.

The following table presents a summary of recent examinations:

State	Exam Type	Period Under Review	Status
CA, FL, GA, IL, OK, TX	Coordinated Multi-state Financial	2018-2021	Initial information request was received in the third quarter of 2021. Examination is scheduled to commence in the second quarter of 2022.
CA	Market Conduct	2020-2021	Received final examination report in the fourth quarter of 2021.

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

Credit Risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of December 31, 2021, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2020.
The following table presents municipal securities by state in descending order of holdings at fair value at December 31, 2021:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$344,981	AA-
Florida	283,489	A+
New York	262,680	AA-
California	240,124	AA-
Illinois	188,159	A
Other states	1,523,788	A+
Total	$2,843,221

At December 31, 2021, the municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Texas and Florida. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 40.5% of the Company’s fixed maturity portfolio at December 31, 2021. 0.8% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds, which were rated AAA at December 31, 2021. 0.3% of the Company’s taxable fixed maturity securities, representing 0.1% of its total fixed maturity portfolio, were rated below investment grade at December 31, 2021. Below investment grade issues are considered "watch list" items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At December 31, 2021, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $797.0 million in common stocks, $65.5 million in non-redeemable preferred stocks, and $108.4 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 15.5% of total investments at fair value at December 31, 2021. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured as the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at December 31, 2021 and 2020:

	December 31,
	2021	2020
	(Amounts in thousands, except Average Beta)
Average Beta	1.14	1.11
Hypothetical reduction of 25% in the overall value of the stock market	$227,152	$191,970
Hypothetical reduction of 50% in the overall value of the stock market	$454,304	$383,939

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
The fixed maturity portfolio at December 31, 2021, which represented 78.4% of total investments at December 31, 2021, at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 3.4 years at December 31, 2021.
If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at December 31, 2021 would decrease by $142.3 million and $284.5 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company’s fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Mercury General Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules I, II, and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Loss and loss adjustment expense reserves
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company estimates loss and loss adjustment expense reserves (loss reserves) to cover incurred losses and loss adjustment expenses. Specifically, loss reserves are established based on the Company’s assessment of claims pending and the development of prior years’ loss liabilities. As of December 31, 2021, the loss and loss adjustment expense reserves balance was $2.23 billion, which included catastrophe losses.

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
February 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Mercury General Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited the Mercury General Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules I, II, and IV (collectively, the consolidated financial statements), and our report dated February 15, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Independent Registered Public Accounting Firm. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/    KPMG LLP
Los Angeles, California
February 15, 2022

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2021	2020
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $3,909,780; $3,388,418)	$4,031,523	$3,549,810
Equity securities (cost $754,536; $695,150)	970,939	803,851
Short-term investments (cost $141,206; $376,547)	140,127	375,609
Total investments	5,142,589	4,729,270
Cash	335,557	348,479
Receivables:
Premiums	621,740	599,070
Allowance for credit losses on premiums receivable	(6,000)	(10,000)
Premiums receivable, net of allowance for credit losses	615,740	589,070
Accrued investment income	43,299	42,985
Other	7,600	10,730
Total receivables	666,639	642,785
Reinsurance recoverables	45,000	48,579
Allowance for credit losses on reinsurance recoverables	—	(91)
Reinsurance recoverables, net of allowance for credit losses	45,000	48,488
Deferred policy acquisition costs	258,259	246,994
Fixed assets, net	191,332	178,923
Operating lease right-of-use assets	31,967	40,554
Current income taxes	20,108	—
Goodwill	42,796	42,796
Other intangible assets, net	10,255	11,322
Other assets	27,970	38,635
Total assets	$6,772,472	$6,328,246
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$2,226,430	$1,991,304
Unearned premiums	1,519,799	1,405,873
Notes payable	372,931	372,532
Accounts payable and accrued expenses	169,125	194,421
Operating lease liabilities	34,577	43,825
Current income taxes	—	10,426
Deferred income taxes	53,569	41,132
Other liabilities	255,760	236,136
Total liabilities	4,632,191	4,295,649
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000 shares; issued and outstanding 55,371; 55,358	98,943	98,970
Retained earnings	2,041,338	1,933,627
Total shareholders’ equity	2,140,281	2,032,597
Total liabilities and shareholders’ equity	$6,772,472	$6,328,246

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Net premiums earned	$3,741,948	$3,555,635	$3,599,418
Net investment income	129,727	134,858	141,263
Net realized investment gains	111,658	85,731	222,793
Other	10,024	8,287	9,044
Total revenues	3,993,357	3,784,511	3,972,518
Expenses:
Losses and loss adjustment expenses	2,760,155	2,395,343	2,706,024
Policy acquisition costs	633,385	627,788	602,085
Other operating expenses	283,397	285,831	269,305
Interest	17,113	17,048	17,035
Total expenses	3,694,050	3,326,010	3,594,449
Income before income taxes	299,307	458,501	378,069
Income tax expense	51,370	83,894	57,982
Net income	$247,937	$374,607	$320,087
Net income per share:
Basic	$4.48	$6.77	$5.78
Diluted	$4.48	$6.77	$5.78

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Common stock, beginning of year	$98,970	$98,828	$98,026
Proceeds of stock options exercised	215	—	701
Share-based compensation expense	141	142	123
Withholding tax on stock options exercised	(383)	—	(22)
Common stock, end of year	98,943	98,970	98,828
Retained earnings, beginning of year	1,933,627	1,700,674	1,519,658
Cumulative effect of adopting ASU 2016-13 (Note1)	—	(2,014)	—
Retained earnings, beginning of year, as adjusted	1,933,627	1,698,660	1,519,658
Net income	247,937	374,607	320,087
Dividends paid to shareholders	(140,226)	(139,640)	(139,071)
Retained earnings, end of year	2,041,338	1,933,627	1,700,674
Total shareholders’ equity, end of year	$2,140,281	$2,032,597	$1,799,502

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$247,937	$374,607	$320,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,056	68,463	64,730
Net realized investment gains	(111,658)	(85,731)	(222,793)
(Increase) decrease in premiums receivable	(26,670)	13,946	(49,832)
Decrease in reinsurance recoverables	3,488	30,127	142,314
Changes in current and deferred income taxes	(18,097)	31,236	72,545
Increase in deferred policy acquisition costs	(11,265)	(13,828)	(18,035)
Increase in loss and loss adjustment expense reserves	235,126	70,049	91,843
Increase in unearned premiums	113,926	50,326	119,366
(Decrease) increase in accounts payable and accrued expenses	(26,724)	51,988	26,493
Share-based compensation	141	142	123
Other, net	16,324	14,291	(27,163)
Net cash provided by operating activities	501,584	605,616	519,678
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(1,460,641)	(878,213)	(491,795)
Sales	336,201	168,087	136,560
Calls or maturities	518,557	250,878	316,860
Equity securities available for sale in nature:
Purchases	(958,008)	(1,230,785)	(1,174,759)
Sales	943,857	1,174,540	1,088,701
Calls	—	3,880	—
Changes in securities payable and receivable	8,327	873	(2,536)
Decrease (increase) in short-term investments	270,383	118,830	(240,391)
Purchase of fixed assets	(41,442)	(39,953)	(40,088)
Other, net	9,096	20,577	6,247
Net cash used in investing activities	(373,670)	(411,286)	(401,201)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(140,226)	(139,640)	(139,071)
Proceeds from stock options exercised	215	—	701
Payments on finance lease obligations	(825)	(609)	—
Net cash used in financing activities	(140,836)	(140,249)	(138,370)
Net (decrease) increase in cash	(12,922)	54,081	(19,893)
Cash:
Beginning of year	348,479	294,398	314,291
End of year	$335,557	$348,479	$294,398
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$16,616	$16,599	$16,586
Income taxes paid (refunded), net	$69,467	$52,659	$(14,564)

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
General
Mercury General Corporation ("Mercury General") and its subsidiaries (referred to herein collectively as the "Company") are primarily engaged in writing personal automobile insurance through 13 Insurance Companies in 11 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical protection, fire, and umbrella insurance. The private passenger automobile line of insurance business was more than 68% of the Company’s direct premiums written in 2021, 2020, and 2019, and approximately 87%, 88%, and 88% of the private passenger automobile premiums were written in California in 2021, 2020, and 2019, respectively. Premiums written represents the premiums charged on policies issued during a fiscal period, which is a statutory measure designed to determine production levels.
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries:

Insurance Companies

Mercury Casualty Company ("MCC")	Mercury National Insurance Company ("MNIC")(1)
Mercury Insurance Company ("MIC")	American Mercury Insurance Company
California Automobile Insurance Company ("CAIC")	American Mercury Lloyds Insurance Company(2)
California General Underwriters Insurance Company, Inc.	Mercury County Mutual Insurance Company(3)
Mercury Insurance Company of Illinois	Mercury Insurance Company of Florida
Mercury Insurance Company of Georgia	Mercury Indemnity Company of America
Mercury Indemnity Company of Georgia	Orion Indemnity Company ("OIC")(4)

Non-Insurance Companies

Mercury Select Management Company, Inc.	AIS Management LLC
Mercury Insurance Services LLC	Auto Insurance Specialists LLC
Animas Funding LLC ("AFL")(5)	PoliSeek AIS Insurance Solutions, Inc.
Fannette Funding LLC ("FFL")(5)	Mercury Plus Insurance Services LLC
 __________
(1)MNIC was dissolved in December 2021.
(2)American Mercury Lloyds Insurance Company is not owned but is controlled by the Company through its attorney-in-fact, Mercury Select Management Company, Inc.
(3)Mercury County Mutual Insurance Company is not owned but is controlled by the Company through a management contract.
(4)OIC was formerly known as Workmen’s Auto Insurance Company (“WAIC”). The name change became effective in August 2021.
(5)Special purpose investment vehicle.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions and balances have been eliminated.
Certain prior period amounts have been reclassified to conform with the current period presentation.

The Company did not have other comprehensive income (loss) in 2021, 2020 and 2019.
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
Investments and Other Financial Instruments

Financial instruments recorded in the consolidated balance sheets include investments, note receivable, other receivables, accounts payable, options sold, and notes payable. The Company’s investments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds.

The Company applies the fair value option to all fixed maturity and equity securities and short-term investments at the time an eligible item is first recognized. The primary reasons for electing the fair value option were simplification and cost benefit considerations as well as the expansion of the use of fair value measurement by the Company consistent with the long-term measurement objectives of the Financial Accounting Standards Board (the "FASB") for accounting for financial instruments. Gains and losses due to changes in fair value for items measured at fair value pursuant to application of the fair value option are included in net realized investment gains in the Company's consolidated statements of operations, while interest and dividend income on investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income in the Company's consolidated statements of operations. The Company’s fixed maturity and equity securities are classified as “trading” and carried at fair value as required when applying the fair value option. The majority of equity holdings, including non-redeemable preferred stocks, are actively traded on national exchanges or trading markets, and are valued at the last transaction price on the balance sheet date.

 The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of other receivables and accounts payable approximate their fair values. 97.9% of the fair value of its investments at December 31, 2021 is based on observable market prices, observable pricing parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

The Company may hold or acquire financial instruments that lack observable market prices or pricing parameters because they are less actively traded currently or in future periods. The fair value of such instruments is determined using techniques appropriate for each particular financial instrument. These techniques may involve some degree of judgment. The price transparency of the particular financial instrument will determine the degree of judgment involved in determining the fair value of the Company’s financial instruments. Price transparency is affected by a wide variety of factors, including the type of financial instrument, whether it is a new financial instrument and not yet established in the marketplace, and the characteristics particular to the transaction. Financial instruments for which actively quoted prices or pricing parameters are available or for which fair value is derived from actively quoted prices or pricing parameters will generally have a higher degree of price transparency. By contrast, financial instruments that are thinly traded or not quoted will generally have diminished price transparency. Even in normally active markets, the price transparency for actively quoted financial instruments may be reduced during periods of market dislocation. Alternatively, in thinly quoted markets, the participation of market makers willing to purchase and sell a financial instrument provides a source of transparency for products that otherwise are not actively quoted. For a further discussion, see Note 4. Fair Value Measurements.

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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at December 31, 2021 and 2020. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary of such VIEs. The Company's maximum exposure to loss with respect to these VIEs is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At December 31, 2021, the Company had a maximum of approximately $32 million in unfunded commitments to these VIEs whereby the Company may be called prior to April 30, 2022 to provide additional capital to fund the purchase of investments and the expenses of a new private equity fund. The Company expects to fund any capital calls on these commitments using the distributions of principal and interest from a mature private equity fund. At December 31, 2020, the Company had no such unfunded commitments to these VIEs.

Securities on Deposit
As required by statute, the Company’s insurance subsidiaries have securities deposited with the departments of insurance or similar governmental agencies in the states in which they are licensed to operate ("DOI") with fair values totaling approximately $15 million at December 31, 2021 and 2020.
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

The table below presents a summary of deferred policy acquisition cost amortization and net advertising expense:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in millions)
Deferred policy acquisition cost amortization	$633.4	$627.8	$602.1
Net advertising expense	50.1	37.7	42.2
Fixed Assets
Fixed assets are stated at historical cost less accumulated depreciation and amortization. The useful life for buildings is 40 years. Furniture, equipment, and purchased software are depreciated on a combination of straight-line and accelerated methods over 3 to 7 years. The Company has capitalized certain consulting costs, payroll, and payroll-related costs for employees related to computer software developed for internal use, which are amortized on a straight-line method over the estimated useful life of the software, generally not exceeding 7 years. In accordance with applicable accounting standards, capitalization ceases no later than the point at which a computer software project is substantially complete and ready for its intended use. Leasehold improvements are amortized over the shorter of the useful life of the assets or the life of the associated lease.

The Company periodically assesses long-lived assets or asset groups including building and equipment, for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. There were no impairment charges during 2021, 2020, and 2019.
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

The Company evaluates goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed their implied fair values. The Company qualitatively determines whether, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the qualitative assessments including future earnings, long-term strategies, and the Company’s annual planning and forecasting process. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the qualitative assessments could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. In addition, the Company evaluates other intangible assets using methods similar to those used for goodwill described above. As of December 31, 2021 and 2020, goodwill and other intangible impairment assessments indicated that there was no impairment.
Premium Revenue Recognition
Premium revenue is recognized on a pro-rata basis over the terms of the policies in proportion to the amount of insurance protection provided. Premium revenue includes installment and other fees for services which are recognized in the periods in which the services are rendered. Unearned premiums represent the portion of the written premium related to the unexpired policy term. Unearned premiums are predominantly computed monthly on a pro-rata basis and are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other assets. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs and maintenance costs, partially offset by investment income, to related unearned premiums. To the extent that any of the Company’s lines of insurance business become unprofitable, a premium deficiency reserve may be required. Net premiums written, a statutory measure designed to determine production levels, was $3.86 billion, $3.61 billion, and $3.73 billion in 2021, 2020, and 2019, respectively. The Company's net premiums written in 2020 was reduced by approximately $128 million due to premium refunds and credits to its eligible policyholders associated with the "Mercury Giveback" program for reduced driving and business activities following the outbreak of the COVID-19 pandemic.
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

Earnings Per Share
Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based on the weighted average shares of common stock and potential dilutive securities outstanding during the periods presented. At December 31, 2021 and 2020, potentially dilutive securities consisted of outstanding stock options. See Note 17. Earnings Per Share, for the required disclosures relating to the calculation of basic and diluted earnings per share.

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

The Company’s deferred income taxes usually include a combination of ordinary and capital deferred tax benefits and expenses. At December 31, 2021, the Company’s deferred income taxes were in a net liability position mainly due to deferred tax liabilities generated by unrealized gains on securities held and deferred acquisition costs. These deferred tax liabilities were substantially offset by deferred tax assets resulting from unearned premiums, loss reserve discounting, and expense accruals. In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment.

Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior years. The Company also has various deferred tax liabilities that represent sources of future ordinary taxable income. Management’s recoverability assessment with regard to its capital deferred tax assets is based on estimates of anticipated capital gains, tax-planning strategies available to generate future taxable capital gains, and the Company's capacity to absorb capital losses carried back to prior years, each of which would contribute to the realization of deferred tax benefits. The Company has significant unrealized gains in its investment portfolio that could be realized through asset dispositions, at management’s discretion. In addition, the Company expects to hold certain debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a portion of the unrealized loss positions at December 31, 2021, are fully realizable at maturity. Management believes its long-term time horizon for holding these securities allows it to avoid any forced sales prior to maturity. Further, the Company has the capability to generate additional realized capital gains by entering into sale-leaseback transactions using one or more of its appreciated real estate holdings. The Company also has the capacity to recoup capital deferred tax assets through tax capital loss carryback claims for taxes paid within permitted carryback periods.
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

Contingent Liabilities
The Company has known, and may have unknown, potential liabilities which include claims, assessments, lawsuits, or regulatory fines and penalties relating to the Company’s business. The Company continually evaluates these potential liabilities and accrues for them and/or discloses them in the notes to the consolidated financial statements where required. The Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations, or cash flows. See Note 18. Commitments and Contingencies, for the required disclosures relating to contingent liabilities.

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

The Company is the assuming reinsurer under a Catastrophe Participation Reinsurance Contract ("Contract") effective through December 31, 2022. The Company reimburses up to $25 million in losses for a proportional share of a portfolio of catastrophe losses under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 73.5%.

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

The effect of reinsurance on property and casualty premiums written and earned was as follows:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Premiums Written
Direct	$3,877,476	$3,624,965	$3,742,627
Ceded	(65,521)	(50,630)	(43,785)
Assumed	13,361	8,012	919
Net	$3,825,316	$3,582,347	$3,699,761
Premiums Earned
Direct	$3,764,626	$3,574,898	$3,626,857
Ceded	(65,017)	(56,212)	(56,725)
Assumed	13,301	8,067	910
Net	$3,712,910	$3,526,753	$3,571,042

The Company recognized ceded premiums earned of approximately $65 million, $56 million, and $57 million in 2021, 2020, and 2019, respectively, which are included in net premiums earned in its consolidated statements of operations, and ceded losses and loss adjustment expenses of approximately $(10) million, $(28) million, and $(71) million in 2021, 2020, and 2019, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The negative ceded losses and loss adjustment expenses in 2021 was primarily the result of favorable development on prior years' catastrophe losses that had previously been ceded to the Company's reinsurers. The negative ceded losses and loss adjustment expenses in 2020 was mainly due to the reimbursements from Pacific Gas and Electric Corporation ("PG&E") Subrogation Trust Fund to the Company for certain claims paid to its policyholders related to wildfires in recent past years, in accordance with PG&E's Plan of Reorganization approved by the United States Bankruptcy Court. These loss recoveries from PG&E were ceded to the Company's reinsurers as the original losses had previously been ceded to its reinsurers under the Treaty. The negative ceded losses and loss adjustment expenses in 2019 primarily resulted from the re-estimation of the catastrophe loss reserves, including estimated subrogation, on the 2018 Camp and Woolsey Fires and the 2017 Southern California wildfires, which had previously been ceded to reinsurers under the Treaty, in conjunction with the sale of the Company's subrogation rights during the first quarter of 2019. The re-estimation primarily benefited the Company's reinsurers. See Note 12. Loss and Loss Adjustment Expense Reserves for additional information.

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

Revenue from Contracts with Customers

The Company's revenue from contracts with customers that are in scope of Topic 606 represents the commission income that the Company's 100% owned insurance agencies, Auto Insurance Specialists LLC ("AIS") and PoliSeek AIS Insurance Solutions, Inc. ("Poliseek"), earned from third-party insurers. The Company's commission income from third-party insurers was approximately $20.2 million, $18.0 million and $16.3 million, with related expenses of approximately $12.8 million, $11.8 million and $10.5 million, for the years ended December 31, 2021, 2020 and 2019, respectively. Due to the immateriality of the Company's commission income and its related expenses to the overall consolidated financial statements, the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting in accordance with Topic 280, Segment Reporting (see Note 19. Segment Information).

AIS and PoliSeek are primarily engaged in the marketing and sales of insurance policies in private passenger automobile, commercial automobile and homeowners lines of business. Their revenues primarily consist of commission income received from property and casualty insurers. The primary performance obligation of AIS and Poliseek in return for the commission income from the insurers is to complete the sale of the policy and deliver the control of the policy to the insurer prior to the policy effective date. The total revenue from the sale of a policy is recognized when the sale is complete and the policy is effective as all the material aspects of the performance obligation are satisfied and the insurer is deemed to obtain control of the insurance policy at that time. The commission income is constrained such that the revenue is recognized only to the extent that the commission income received is not likely to be returned to the insurers due to policy cancellations. Any commission income not received when the sale is complete is recognized as commission income receivable, which is included in other receivables in the Company's consolidated balance sheets. Commission income receivable at December 31, 2021 and 2020 was approximately $1.4 million and $1.2 million, respectively.

A refund liability is recorded for the expected amount of the commission income that has to be returned to the insurers based on estimated policy cancellations. The refund liability is computed for the entire portfolio of contracts as a practical expedient, using the expected value method based on all relevant information, including historical data. The refund liability at December 31, 2021 and 2020 was approximately $0.9 million, which was included in other liabilities in the Company's consolidated balance sheets.

As of December 31, 2021 and 2020, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

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

The balance of capitalized implementation costs for cloud computing arrangements, net of accumulated amortization, was $2.8 million and $4.8 million at December 31, 2021 and 2020, respectively, which is included in other assets in the Company's consolidated balance sheets. The accumulated amortization was $6.0 million and $2.1 million at December 31, 2021 and 2020, respectively. The total amortization expense related to such capitalized implementation costs was $3.9 million, $1.8 million, $0.3 million for the years ended December 31, 2021, 2020, and 2019, respectively, which is included in other operating expenses in the Company's consolidated statements of operations.

Allowance for Credit Losses

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) along with certain additional ASUs on Topic 326 using a modified retrospective transition method, and recognized the cumulative-effect adjustment of approximately $2 million to the beginning retained earnings of 2020. The cumulative-effect adjustment primarily resulted from re-estimating credit losses on the outstanding balances of the Company's premiums receivable and reinsurance recoverables at the adoption date. Topic 326 replaced the "incurred loss" methodology for recognizing credit losses with a methodology that reflects expected credit losses for financial assets that are not accounted for at fair value through net income. The Company's investment portfolio, not including accrued investment income, was not affected by Topic 326 as it applies the fair value option to all of its investments.

Premiums Receivable

The majority of the Company's premiums receivable are short-term in nature and are due within a year, consistent with the policy term of its insurance policies sold. Generally, premiums are collected prior to providing risk coverage, minimizing the Company's exposure to credit risk. The Company monitors the credit risk associated with premiums receivable, taking into consideration the fact that credit risk is reduced by the Company's right to offset unearned premiums against premiums receivable. The Company has established an allowance for uncollectible premiums receivable related to credit risk, and the estimated allowance is reviewed quarterly and adjusted as appropriate based on evaluations of balances due from insureds, management’s experience, historical data, current economic conditions, and reasonable and supportable forecasts of future economic conditions that affect the collectibility of the reported amounts. In estimating an allowance for uncollectible premiums receivable, the Company assesses customer balances and write-offs by state, line of business, and the year the premiums were written. The estimated allowance is based on historical write-off percentages adjusted for the effects of current trends and reasonable and supportable forecasts, as well as expected recoveries of amounts written off.

Evaluating the current trends or economic conditions that impact the Company's ability to collect premiums receivable and projecting those into the remaining life of premiums receivable in order to develop a reasonable and supportable forecast of the ultimate collectibility involve significant judgment and assumptions about future economic conditions. The improving economy and declining unemployment rate contributed to the reduction in allowance for credit losses in 2021. The Company monitors the overall credit risk of premiums receivable by regularly reviewing macroeconomic indicators such as trends in unemployment, inflation and interest rates, regulatory developments such as restrictions on cancellation of policies for nonpayment of premiums, and insurance policy specific indicators such as trends in policy cancellations.

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Year Ended December 31,
	2021	2020	2019

Beginning balance	$10,000	$1,445	1,458
Cumulative effect of adopting ASU 2016-13	—	1,855	—
Beginning balance, as adjusted	10,000	3,300	1,458
Provision during the period for expected credit losses	(893)	10,294	6,162
Write-off amounts during the period	(3,693)	(4,406)	(7,000)
Recoveries during the period of amounts previously written off	586	812	825
Ending balance	$6,000	$10,000	$1,445

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

Generally, the Company uses a default analysis to estimate uncollectible reinsurance recoverables. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral and any liabilities held by the Company subject to a right of offset, and future default factors used to estimate the probability that the reinsurer may be unable to meet its future obligations in full. The determination of the future default factor is based on a historical default factor published by a major rating agency applicable to the particular financial strength rating class. Application of future default factors also requires considerable judgment and assumptions, such as timing of loss payments and duration of the outstanding recoverable balances. Based on its past experiences with major catastrophes, the Company assumed that the majority of the reinsurance recoverable balances on unpaid losses outstanding at December 31, 2021 will be billed and collected or written off over the course of the next 5 years, and that the outstanding reinsurance recoverable balances on paid losses will be collected or written off within a year.

AM Best's Financial Strength Ratings of the Company's reinsurers ranged between B++ and A++ at December 31, 2021. While a ratings downgrade could result in an increase in provision for uncollectible reinsurance recoverables and a charge to earnings in that period, a downgrade in and of itself does not imply that the Company will be unable to collect all of the reinsurance recoverables from the reinsurers in question. To the extent the creditworthiness of the Company's reinsurers were to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than the allowance for uncollectible reinsurance recoverables. The Company monitors credit risk by reviewing the credit ratings of its reinsurers, adequacy of letters of credit, and broader industry risks such as catastrophes impacting its reinsurers.

The following table presents a summary of changes in allowance for credit losses on reinsurance recoverables:

	Year Ended December 31,
	2021	2020	2019

Beginning balance	$91	$—	$—
Cumulative effect of adopting ASU 2016-13	—	159	—
Beginning balance, as adjusted	91	159	—
Provision during the period for expected credit losses	(91)	(68)	—
Write-off amounts during the period	—	—	—
Recoveries during the period of amounts previously written off	—	—	—
Ending balance	$—	$91	$—

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

As a general policy, the Company writes off the accrued interest receivable balance when it receives a default notice or when the scheduled interest payment is not received, unless management determines that the default is temporary considering all of the relevant information. The Company believes that for the majority of its investment securities, writing off the uncollectible interest receivable balance within a year from the due date is considered timely. In all cases, the Company writes off the accrued interest receivable immediately if management determines that it is not reasonably expected that the payment will be received. The Company did not have any cumulative-effect adjustment as a result of adopting Topic 326 for its accrued interest receivables. The Company's accrued interest receivable balances are included in accrued investment income receivables in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off for the years ended December 31, 2021, 2020 and 2019.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or other interbank offered rates expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company expects to apply the optional expedients in this ASU to its unsecured credit facility that references LIBOR (see Note 8), when the facility is modified with a replacement rate before LIBOR is discontinued. The Company does not expect any material impact on its consolidated financial statements and related disclosures resulting from applying this ASU.

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

The following table presents the fair values of financial instruments:

	December 31,
	2021	2020
	(Amounts in thousands)
Assets
Investments	$5,142,589	$4,729,270
Note receivable	—	5,725
Liabilities
Options sold	301	—
Notes payable	413,378	415,253
Investments

The Company applies the fair value option to all fixed maturity and equity securities and short-term investments at the time an eligible item is first recognized. The cost of investments sold is determined on a first-in and first-out method, and realized and unrealized gains and losses are included in net realized investment gains in the Company's consolidated statements of operations. See Note 3. Investments for additional information.

Note Receivable

In August 2017, the Company completed the sale of approximately six acres of land located in Brea, California (the "Property"), for a total sale price of approximately $12.2 million. Approximately $5.7 million of the total sale price was received in the form of a promissory note (the "Note") and the remainder in cash. The Note was secured by a first trust deed and an assignment of rents on the Property, and bore interest at an annual rate of 3.5%, payable in monthly installments. The Company received the principal amount on the Note along with accrued interest in November 2021. Interest earned on the Note was recognized in other revenues in the Company's consolidated statements of operations. The Company elected to apply the fair value option to the Note at the time it was first recognized. The fair value of note receivable is included in other assets in the Company's consolidated balance sheets, while the changes in fair value of note receivable are included in net realized investment gains in the Company's consolidated statements of operations.

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

Notes payable

The fair value of the Company’s publicly traded $375 million unsecured notes at December 31, 2021 and 2020 was obtained from a third party pricing service.

For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 4. Fair Value Measurements.

3. Investments

The following table presents gains (losses) due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Fixed maturity securities	$(39,649)	$41,394	$104,379
Equity securities	107,701	32,232	90,920
Short-term investments	(141)	(1,014)	1,295
Total gains	$67,911	$72,612	$196,594

The following table presents gross gains (losses) realized on the sales of investments:

	Year Ended December 31,
	2021			2020			2019
	(Amounts in thousands)
	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net
Fixed maturity securities	$2,306	$(6,690)	$(4,384)	$1,884	$(4,296)	$(2,412)	$2,413	$(1,066)	$1,347
Equity securities	64,061	(18,826)	45,235	75,591	(80,134)	(4,543)	47,411	(28,089)	19,322
Short-term investments	236	(381)	(145)	146	(2,438)	(2,292)	177	(2,133)	(1,956)
Contractual Maturity
At December 31, 2021, fixed maturity holdings rated below investment grade and non-rated comprised 0.4% of total investments at fair value. Additionally, the Company owns securities that are credit enhanced by financial guarantors that are subject to uncertainty related to market perception of the guarantors’ ability to perform. Determining the estimated fair value of municipal bonds could become more difficult should markets for these securities become illiquid.
The following table presents the estimated fair values of the Company's fixed maturity securities at December 31, 2021 by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
(Amounts in thousands)
Fixed maturity securities:
Due in one year or less	$403,269
Due after one year through five years	791,879
Due after five years through ten years	806,813
Due after ten years	2,029,562
Total	$4,031,523

Investment Income
The following table presents a summary of net investment income:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Fixed maturity securities	$100,001	$100,166	$102,254
Equity securities	35,064	37,598	32,233
Short-term investments	1,059	2,822	12,381
Total investment income	$136,124	$140,586	$146,868
Less: investment expense	(6,397)	(5,728)	(5,605)
Net investment income	$129,727	$134,858	$141,263

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities
The Company’s fair value measurements are based on the market approach, which utilizes market transaction data for the same or similar instruments. The Company obtained unadjusted fair values on 97.9% of its investment portfolio from an independent pricing service at December 31, 2021.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $25.2 million and $17.6 million in commercial mortgage-backed securities at December 31, 2021 and 2020, respectively.

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
Fair value measurement using NAV practical expedient - The fair values of the Company's investment in private equity funds measured at net asset value are determined using NAV as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. The strategy of three of the four such funds with a fair value of approximately $107.7 million at December 31, 2021 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers, and equity interests in vehicles established to purchase and warehouse loans; the strategy of the other such fund with a fair value of approximately $0.7 million at December 31, 2021 is to achieve favorable long-term financial returns and measurable positive social and environmental returns by investing in privately held technology, healthcare, specialty consumer goods and service companies. The Company had a maximum of approximately $32 million in unfunded commitments at December 31, 2021 with respect to the private equity funds measured at NAV whereby the Company may be called prior to April 30, 2022 to provide additional capital to fund the purchase of investments and the expenses of a new private equity fund. The Company expects to fund any capital calls on these commitments using the distributions of principal and interest from a mature private equity fund. The underlying assets of the funds are expected to be liquidated over the period of approximately one year to nine years from December 31, 2021. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$13,085	$—	$—	$13,085
Municipal securities	—	2,843,221	—	2,843,221
Mortgage-backed securities	—	137,002	—	137,002
Corporate securities	—	523,853	—	523,853
Collateralized loan obligations	—	314,153	—	314,153
Other asset-backed securities	—	200,209	—	200,209
Total fixed maturity securities	13,085	4,018,438	—	4,031,523
Equity securities:
Common stock	797,024	—	—	797,024
Non-redeemable preferred stock	—	65,501	—	65,501
Private equity funds measured at net asset value (1)				108,414
Total equity securities	797,024	65,501	—	970,939
Short-term investments:
Short-term bonds	1,453	15,748	—	17,201
Money market instruments	122,917	—	—	122,917
Other	9	—	—	9
Total short-term investments	124,379	15,748	—	140,127
Total assets at fair value	$934,488	$4,099,687	$—	$5,142,589
Liabilities
Other liabilities:
Options sold	301	—	—	301
Total liabilities at fair value	$301	$—	$—	$301

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$13,816	$—	$—	$13,816
Municipal securities	—	2,791,212	—	2,791,212
Mortgage-backed securities	—	93,264	—	93,264
Corporate securities	—	241,366	—	241,366
Collateralized debt obligations	—	256,891	—	256,891
Other asset-backed securities	—	153,261	—	153,261
Total fixed maturity securities	13,816	3,535,994	—	3,549,810
Equity securities:
Common stock	691,782	—	—	691,782
Non-redeemable preferred stock	—	32,660	—	32,660
Private equity funds measured at net asset value (1)				79,409
Total equity securities	691,782	32,660	—	803,851
Short-term investments:
Short-term bonds	21,999	4,929	—	26,928
Money market instruments	348,676	—	—	348,676
Other	5	—	—	5
Total short-term investments	370,680	4,929	—	375,609
Other assets:
Note receivable	—	5,725	—	5,725
Total assets at fair value	$1,076,278	$3,579,308	$—	$4,734,995
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

The following table presents a summary of changes in fair value of Level 3 financial assets:

	Private Equity Fund
	Year Ended December 31,
	2021	2020
	(Amounts in thousands)
Beginning balance	$—	$1,203
Net realized losses included in earnings	—	(1)
Settlements	—	—
Transfer out (1)	—	(1,202)
Ending balance	$—	$—
The amount of total gains or losses for the period included in earnings attributable to assets still held at December 31	$—	$—
__________
(1) The private equity fund was reclassified from Level 3 to private equity funds measured at net asset value due to the use of the NAV practical expedient in measuring the fair value of the fund at March 31, 2020.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy in 2021 and 2020. A private equity fund was reclassified from Level 3 to private equity funds measured at net asset value at March 31, 2020, as described above.

At December 31, 2021 and 2020, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.

Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$372,931	$413,378	$—	$413,378	$—

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$372,532	$415,253	$—	$415,253	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at December 31, 2021 and 2020 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 8. Notes Payable for additional information on unsecured notes.

5. Fixed Assets
The following table presents the components of fixed assets:

	December 31,
	2021	2020
	(Amounts in thousands)
Land	$18,152	$18,152
Buildings and improvements	142,181	139,274
Furniture and equipment	48,507	46,450
Capitalized software	284,912	254,066
Leasehold improvements	6,577	7,004
	500,329	464,946
Less: accumulated depreciation and amortization	(308,997)	(286,023)
Fixed assets, net	$191,332	$178,923

Depreciation expense, including amortization of leasehold improvements, was $32.5 million, $28.0 million, and $23.2 million for 2021, 2020, and 2019, respectively.

6. Deferred Policy Acquisition Costs
Deferred policy acquisition costs were as follows:

	December 31,
	2021	2020	2019
	(Amounts in thousands)
Balance, beginning of year	$246,994	$233,166	$215,131
Policy acquisition costs deferred	644,650	641,616	620,120
Amortization	(633,385)	(627,788)	(602,085)
Balance, end of year	$258,259	$246,994	$233,166

7. Leases

The Company has operating leases for office space for insurance operations and administrative functions, automobiles for certain employees and general uses, and office equipment such as printers and computers. In addition, the Company has finance leases for electronic data processing ("EDP") equipment. As of December 31, 2021, the Company's leases had remaining terms ranging from less than one year to approximately six years. These leases may contain provisions for periodic adjustments to rates and charges applicable under such lease agreements. These rates and charges also may vary with the Company's level of use. Certain of these leases include one or more options to renew or early terminate, and the exercise of these options is at the Company's sole discretion. Certain leases also include options to purchase the leased property. The Company's lease agreements do not contain any residual value guarantees.

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

The components of lease cost along with its classification on the Company's consolidated statements of operations were as follows:

		Year Ended December 31,
Lease Cost	Classification	2021	2020	2019
		(Amounts in thousands)
Operating lease cost (1)	Other operating expenses	$15,846	$15,814	$15,146
Finance lease cost:
Amortization of assets	Other operating expenses	719	338	—
Interest on lease liabilities	Interest expense	25	13	—
Variable lease cost (1)	Other operating expenses	1,500	1,697	2,196
Sublease income (2)	Other revenue	(11)	—	—
Net lease cost		18,079	17,862	17,342
__________
(1) Includes short-term leases, which are immaterial.
(2) The Company subleased certain leased office space to third parties in 2021.

The components of lease assets and liabilities along with their classification on the Company's consolidated balance sheets were as follows:

		December 31,
Lease Assets and Liabilities	Classification	2021	2020
		(Amounts in thousands)
Operating lease assets	Operating lease right-of-use assets	$31,967	$40,554
Operating lease liabilities	Operating lease liabilities	34,577	43,825
Finance lease assets	Other assets	3,503	3,107
Finance lease liabilities	Other liabilities	3,126	2,836

Weighted-average lease term and discount rate were as follows:

	December 31,
	2021	2020
Weighted-average remaining lease term (in years):
Operating leases	3.2	3.8
Finance leases	4.2	5.1

Weighted-average discount rate:
Operating leases	2.78%	2.82%
Finance leases	0.97%	0.82%

Supplemental cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,158	$15,539	$14,289
Operating cash flows from finance leases	25	13	—
Financing cash flows from finance leases	825	609	—

ROU assets obtained in exchange for lease liabilities:
Operating leases	4,904	8,673	15,372
Finance leases	1,115	3,047	—

Maturities of lease liabilities as of December 31, 2021 were as follows:

Year	Operating Leases	Finance Leases
	(Amounts in thousands)
2022	14,846	850
2023	9,795	850
2024	5,615	850
2025	3,161	627
2026	1,794	—
2027 and thereafter	$1,190	$—
Total lease payments	$36,401	$3,177
Less: Imputed interest	1,824	51
Total lease obligations	$34,577	$3,126

As of December 31, 2021, the Company had additional lease commitments that have not yet commenced of approximately $6 million with each lease term ranging from four years to five years. These leases will commence in 2022.

8. Notes Payable

The following table presents information about the Company's notes payable:

				December 31,
	Lender	Interest Rate	Expiration	2021	2020
				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, and U.S. Bank	LIBOR plus 112.5-150.0 basis points	March 31, 2026	—	—
Total principal amount				375,000	375,000
Less unamortized discount and debt issuance costs(3)				2,069	2,468
Total				$372,931	$372,532
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
(2)On March 29, 2017, the Company entered into an unsecured credit agreement (the "2017 Credit Agreement") that provided for revolving loans of up to $50 million and was set to mature on March 29, 2022. On March 31, 2021, the Company entered into an amended and restated credit agreement (the "Amended and Restated Credit Agreement") that amended and restated the 2017 Credit Agreement. The Amended and Restated Credit Agreement, among other things, extended the maturity date of the loan that was the subject of the 2017 Credit Agreement to March 31, 2026, added U.S. Bank as an additional lender, and increased the aggregate commitments by all the lenders to $75 million from $50 million under the 2017 Credit Agreement. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 20% to LIBOR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 14.9% at December 31, 2021, resulting in a 12.5 basis point commitment fee on the $75 million undrawn portion of the credit facility. As of December 31, 2021, there have been no borrowings under this facility.
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

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ("RBC") ratio under the unsecured credit facility at December 31, 2021.

Debt maturities for each of the next five years and thereafter as of December 31, 2021 are as follows:

Maturity	Amounts
(in thousands)
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	375,000
Total	$375,000

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

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains in the consolidated statements of operations:

	Liability Derivatives
	December 31, 2021	December 31, 2020
	(Amounts in thousands)
Options sold - Other liabilities	$301	$—
Total derivatives	$301	$—

	Gains Recognized in Income
	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Total return swaps - Net realized investment gains	$—	$—	$1,039
Options sold - Net realized investment gains	3,045	22,306	6,339
Total	$3,045	$22,306	$7,378

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

10. Goodwill and Other Intangible Assets

Goodwill
There were no changes in the carrying amount of goodwill during 2021 and 2020. No accumulated goodwill impairment losses existed at December 31, 2021 and 2020. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during 2021 and 2020. The Company considered the potential impact of the COVID-19 pandemic on the market factors affecting the fair values of the reporting units in its annual impairment review in 2021 and 2020, and determined such factors did not indicate a goodwill impairment for any of the reporting units with goodwill. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 19. Segment Information for additional information on the reportable business segment).

Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of December 31, 2021
Customer relationships	$54,862	$(53,065)	$1,797	11
Trade names	15,400	(8,342)	7,058	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total intangible assets, net	$75,962	$(65,707)	$10,255

As of December 31, 2020
Customer relationships	$54,862	$(52,640)	$2,222	11
Trade names	15,400	(7,700)	7,700	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total intangible assets, net	$75,962	$(64,640)	$11,322

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during 2021 and 2020.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $1.1 million, $1.0 million, and $5.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. None of the intangible assets with definite useful lives are anticipated to have a residual value.

The following table presents the estimated future amortization expense related to other intangible assets as of December 31, 2021:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
2022	$1,043
2023	879
2024	851
2025	807
2026	807
Thereafter	4,468
Total	$8,855

11. Income Taxes

Income tax provision
The Company and its subsidiaries file a consolidated federal income tax return. The income tax expense consisted of the following components:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Federal
Current	$37,391	$69,554	$18,109
Deferred	11,349	12,340	40,413
	$48,740	$81,894	$58,522
State
Current	$1,542	$1,172	$(1,430)
Deferred	1,088	828	890
	$2,630	$2,000	$(540)
Total
Current	$38,933	$70,726	$16,679
Deferred	12,437	13,168	41,303
Total	$51,370	$83,894	$57,982

In computing taxable income, property and casualty insurers reduce underwriting income by losses and loss adjustment expenses incurred. The amount of the deduction for losses incurred associated with unpaid losses is discounted at the interest rates and for the loss payment patterns prescribed by the U.S. Treasury. The Tax Cuts and Jobs Act of 2017 (the "Act") changed the prescribed interest rates to rates based on corporate bond yield curves and extended the applicable time periods for the loss payment pattern. These changes are effective for tax years beginning after 2017 and are subject to a transition rule that spreads the additional tax payments from the amount determined by applying these changes versus the previous calculated amount over the subsequent eight years beginning in 2018. The Company recorded a total deferred tax liability adjustment of approximately $8.6 million at December 31, 2018 related to the changes in discounting of unpaid losses included in the Act based on the guidance published in 2018 by the Internal Revenue Service. As of December 31, 2021 and 2020, the balance of the deferred tax liability related to changes in discounting of unpaid losses was $4.4 million, and $5.6 million, respectively.

The following table presents a reconciliation of the tax expense based on the statutory rate to the Company's actual tax expense in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Computed tax expense at 21%	$62,854	$96,285	$79,394
Tax-exempt interest income	(11,577)	(12,270)	(12,909)
Dividends received deduction	(1,311)	(1,335)	(1,276)
State tax expense (benefit)	2,134	1,678	(869)
Nondeductible expenses	843	983	526
Change in federal tax contingency reserve	—	—	(2,588)
Other, net	(1,573)	(1,447)	(4,296)
Income tax expense	$51,370	$83,894	$57,982
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

The following table presents the significant components of the Company’s net deferred tax assets and liabilities:

	December 31,
	2021	2020
	(Amounts in thousands)
Deferred tax assets:
20% of net unearned premiums	$65,978	$61,067
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	18,163	15,090
Write-down of impaired investments	168	293
Expense accruals	12,997	14,432
Other deferred tax assets	5,886	6,401
Total gross deferred tax assets	103,192	97,283

Deferred tax liabilities:
Deferred policy acquisition costs	(54,234)	(51,869)
Tax liability on net unrealized gain on securities carried at fair value	(70,808)	(56,531)
Tax depreciation in excess of book depreciation	(10,129)	(12,632)
Undistributed earnings of insurance subsidiaries	(3,557)	(3,382)
Tax amortization in excess of book amortization	(6,064)	(4,666)
Other deferred tax liabilities	(11,969)	(9,335)
Total gross deferred tax liabilities	(156,761)	(138,415)

Net deferred tax liabilities	$(53,569)	$(41,132)

Uncertainty in Income Taxes
The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements.

There was a $0.3 million decrease to the total amount of unrecognized tax benefits related to tax uncertainties during 2021. The decrease was the result of a payment of an assessment related to a California Franchise Tax Board (“FTB”) audit for tax years 2017 through 2019. The Company does not expect any changes in unrecognized tax benefits to have a material impact on its consolidated financial statements within the next 12 months.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2018 through 2020 for federal taxes, and 2011 through 2013 and 2020 for California state taxes. For tax years 2011 through 2013, the Company received Notices of Proposed Assessments ("NPAs") and submitted a formal protest to the FTB in 2018. During the fourth quarter of 2021, the FTB issued the protest determination letter for the 2011 and 2013 tax years. Tax years 2014 through 2019 have been resolved with no outstanding issues.

If a reasonable settlement is not reached, the Company intends to pursue other options, including a formal hearing with the FTB, an appeal with the California Office of Tax Appeals, or litigation in Superior Court.
The Company believes that the resolution of these examinations and assessments will not have a material impact on the financial position of the Company.

The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits:

	December 31,
	2021	2020
	(Amounts in thousands)
Balance at January 1	$4,634	$6,051
Additions (reductions) based on tax positions related to:
Current year	—	—
Prior years	(254)	(1,417)
Balance at December 31	$4,380	$4,634

If unrecognized tax benefits were recognized, approximately $6.2 million, including accrued interest, penalties and federal tax benefit related to unrecognized tax benefits, would impact the Company’s effective tax rate at December 31, 2021 and 2020.

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of income taxes. The Company recognized an accrued net expense (benefit) related to interest and penalty of approximately $0.3 million, $0.2 million, and $(0.1) million for the years ended December 31, 2021, 2020 and 2019, respectively. The net benefit for the year ended December 31, 2019 was largely due to the reversal of accrued interest and penalty following the updates from the FTB for tax years 2014 through 2016. The Company carried an accrued interest and penalty balance of approximately $3.3 million and $3.1 million at December 31, 2021 and 2020, respectively.

12. Loss and Loss Adjustment Expense Reserves
The following table presents the activity in loss and loss adjustment expense reserves:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Gross reserves at January 1	$1,991,304	$1,921,255	$1,829,412
Reinsurance recoverables on unpaid losses	(54,461)	(76,100)	(180,859)
Cumulative effect of adopting ASU 2016-13	—	149	—
Reinsurance recoverables on unpaid losses, as adjusted	(54,461)	(75,951)	(180,859)
Net reserves at January 1, as adjusted	1,936,843	1,845,304	1,648,553
Incurred losses and loss adjustment expenses related to:
Current year	2,786,246	2,372,364	2,696,230
Prior years	(26,091)	22,979	9,794
Total incurred losses and loss adjustment expenses	2,760,155	2,395,343	2,706,024
Loss and loss adjustment expense payments related to:
Current year	1,601,998	1,366,661	1,651,550
Prior years	909,949	937,143	857,872
Total payments	2,511,947	2,303,804	2,509,422
Net reserves at December 31	2,185,051	1,936,843	1,845,155
Reinsurance recoverables on unpaid losses	41,379	54,461	76,100
Gross reserves at December 31	$2,226,430	$1,991,304	$1,921,255

The decrease in the provision for insured events of prior years in 2021 of approximately $26.1 million primarily resulted from lower than estimated losses and loss adjustment expenses in the homeowners and private passenger automobile lines of insurance business, partially offset by unfavorable development in the commercial automobile and commercial property lines of insurance business.

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

The Company recorded catastrophe losses net of reinsurance of approximately $104 million, $64 million, and $53 million in 2021, 2020, and 2019, respectively. Catastrophe losses due to the events that occurred in 2021 totaled approximately $109 million, with no reinsurance benefits used for these losses, resulting primarily from the deep freeze and other extreme weather events in Texas and Oklahoma, rainstorms, wildfires and winter storms in California, and the impact of Hurricane Ida in New Jersey and New York. These losses were partially offset by favorable development of approximately $5 million on prior years' catastrophe losses. Catastrophe losses due to the events that occurred in 2020 totaled approximately $69 million, with no reinsurance benefits used for these losses, resulting primarily from wildfires and windstorms in California and extreme weather events outside of California. These losses were partially offset by favorable development of approximately $5 million on prior years' catastrophe losses. Catastrophe losses due to the events that occurred in 2019 totaled approximately $57 million, with no reinsurance benefits used for these losses, resulting primarily from wildfires and winter storms in California, a hurricane in Texas, and tornadoes and wind and hail storms in the Midwest. These losses were partially offset by favorable development of approximately $4 million on prior years' catastrophe losses.

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

The following is information about incurred and paid claims development as of December 31, 2021, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our two major product lines: automobile and homeowners lines of business. As the information presented is for these two major product lines only, the total incurred and paid claims development shown below does not correspond to the aggregate development presented in the table above, which is for all product lines and includes unallocated claims adjustment expenses. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated amount for unreported claims. The number of claims is measured by claim event (such as a car accident or storm damage) and an individual claim event may result in more than one reported claim. The Company considers a claim that does not result in a liability as a claim closed without payment.

The information about incurred and paid claims development for the years ended December 31, 2012 to 2020 is presented as unaudited supplementary information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Automobile Insurance)											As of December 31, 2021
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021
	(Amounts in thousands)										(Amounts in thousands)
2012	$1,424,754	$1,408,222	$1,409,104	$1,414,878	$1,426,735	$1,436,034	$1,438,250	$1,439,660	$1,440,537	$1,441,332	$52	181
2013		1,448,567	1,431,058	1,447,881	1,458,421	1,464,071	1,468,294	1,468,237	1,468,747	1,468,679	632	185
2014			1,467,175	1,454,366	1,473,545	1,486,322	1,498,504	1,501,075	1,501,713	1,501,850	225	180
2015				1,551,105	1,588,443	1,610,839	1,634,435	1,645,950	1,649,170	1,653,878	4,412	170
2016					1,672,853	1,669,642	1,713,696	1,731,997	1,732,410	1,740,807	6,077	155
2017						1,703,857	1,727,277	1,741,825	1,733,425	1,748,289	15,917	149
2018							1,781,817	1,773,502	1,785,071	1,806,240	36,925	146
2019								1,916,269	1,911,268	1,959,262	93,030	147
2020									1,514,551	1,448,083	154,412	89
2021										1,811,064	471,848	97
									Total	$16,579,484
__________
(1) The information for the years 2012 to 2020 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Automobile Insurance)
	For the Years Ended December 31,
Accident Year	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021
	(Amounts in thousands)
2012	$955,647	$1,194,648	$1,304,511	$1,372,828	$1,409,911	$1,422,705	$1,434,956	$1,438,686	$1,440,482	$1,441,027
2013		974,445	1,217,906	1,340,724	1,413,999	1,447,004	1,460,352	1,464,277	1,466,356	1,467,332
2014			967,481	1,231,413	1,358,472	1,432,472	1,476,944	1,490,366	1,496,814	1,500,243
2015				1,040,253	1,336,223	1,466,368	1,560,480	1,614,188	1,634,780	1,643,443
2016					1,094,006	1,395,199	1,554,217	1,656,192	1,699,069	1,722,293
2017						1,076,079	1,399,202	1,561,850	1,648,328	1,701,298
2018							1,082,127	1,417,637	1,588,049	1,697,228
2019								1,134,859	1,494,342	1,698,121
2020									825,398	1,089,096
2021										992,705
									Total	$14,952,786
				All outstanding liabilities before 2012, net of reinsurance						(1,381)
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$1,625,317
__________
(1) The information for the years 2012 to 2020 is presented as unaudited supplemental information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Homeowners Insurance)											As of December 31, 2021
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021
	(Amounts in thousands)										(Amounts in thousands)
2012	$196,063	$188,010	$190,376	$191,548	$192,057	$191,804	$192,905	$192,790	$193,002	$193,040	$98	25
2013		191,903	188,915	188,026	186,795	187,165	188,014	187,147	187,683	187,627	91	23
2014			199,298	202,621	203,218	202,513	204,986	208,003	208,743	209,622	1,156	25
2015				234,800	234,881	233,501	236,855	238,652	239,941	240,927	3,894	24
2016					250,691	259,489	259,497	259,708	260,496	259,984	544	24
2017						309,491	295,163	288,322	289,869	289,295	409	30
2018							311,798	308,361	310,695	305,292	3,873	25
2019								359,643	366,139	361,421	7,765	30
2020									420,257	411,404	15,816	29
2021										510,724	106,771	28
									Total	$2,969,336
__________
(1) The information for the years 2012 to 2020 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Homeowners Insurance)
	For the Years Ended December 31,
Accident Year	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021
	(Amounts in thousands)
2012	$128,618	$175,029	$182,756	$188,121	$190,373	$190,649	$191,660	$192,362	$192,454	$192,470
2013		133,528	174,295	180,858	183,860	185,168	186,132	186,494	186,816	187,141
2014			139,615	186,996	194,605	198,758	202,193	203,333	207,524	207,801
2015				163,196	213,994	224,178	230,480	234,683	235,971	236,143
2016					173,537	234,215	245,878	253,919	256,642	258,477
2017						217,900	269,254	278,341	283,311	286,531
2018							213,038	271,534	286,658	294,099
2019								240,240	324,953	340,237
2020									271,208	365,910
2021										316,314
									Total	$2,685,123
				All outstanding liabilities before 2012, net of reinsurance						1,916
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$286,129
__________
(1) The information for the years 2012 to 2020 is presented as unaudited supplemental information.

The following is unaudited supplementary information about average historical claims duration as of December 31, 2021.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Automobile insurance	61.4%	17.7%	8.8%	5.3%	2.8%	1.1%	0.5%	0.2%	0.1%	—%

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Homeowners insurance	67.8%	21.8%	4.0%	2.3%	1.2%	0.5%	0.7%	0.2%	0.1%	—%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows:

Reconciliation of the Disclosure of Incurred and Paid Claims Development
to the Loss and Loss Adjustment Expense Reserves

December 31, 2021
(Amounts in thousands)
Net outstanding liabilities
Automobile insurance	$1,625,317
Homeowners insurance	286,129
Other short-duration insurance lines	148,389
Loss and loss adjustment expense reserves, net of reinsurance recoverables on unpaid losses	2,059,835
Reinsurance recoverables on unpaid losses
Automobile insurance	16,416
Homeowners insurance	23,958
Other short-duration insurance lines	1,005
Total reinsurance recoverables on unpaid losses	41,379
Insurance lines other than short-duration	706
Unallocated claims adjustment expenses	124,510
125,216
Total gross loss and loss adjustment expense reserves	$2,226,430

13. Dividends
The following table presents shareholder dividends paid:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands, except per share data)
Total paid	$140,226	$139,640	$139,071
Per share paid	$2.5325	$2.5225	$2.5125

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. As of December 31, 2021, the insurance subsidiaries of the Company are permitted to pay approximately $252 million in dividends in 2022 to Mercury General without the prior approval of the DOI of domiciliary states. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay shareholder dividends. During 2021, 2020, and 2019, the Insurance Companies paid Mercury General ordinary dividends of $191 million, $121 million, and $114 million, respectively.

On February 11, 2022, the Board of Directors declared a $0.6350 quarterly dividend payable on March 30, 2022 to shareholders of record on March 16, 2022.

14. Statutory Balances and Accounting Practices
The Insurance Companies prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance departments of their domiciliary states. Prescribed statutory accounting practices primarily include those published as statements of statutory accounting principles by the National Association of Insurance Commissioners (the "NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2021, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The following table presents the statutory net income, and statutory capital and surplus of the Insurance Companies, as reported to regulatory authorities:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Statutory net income(1)	$200,488	$283,928	$135,670
Statutory capital and surplus	$1,827,210	$1,768,103	$1,539,998
 __________
(1)Statutory net income reflects differences from GAAP net income, including changes in the fair value of the investment portfolio as a result of the application of the fair value option.
The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2021, 2020 and 2019, each of the Insurance Companies exceeded the minimum required RBC level, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios were less than 400% of the authorized control level RBC as of December 31, 2021 and 2019, and none less than 350% as of December 31, 2020. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

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

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. Expenses for the matching contributions, at a rate set by the Board of Directors, totaled approximately $10.4 million, $11.2 million, and $9.9 million for 2021, 2020, and 2019, respectively.

The Plan also includes an employee stock ownership plan that covers substantially all employees. The Board of Directors authorizes the Plan to purchase the Company’s common stock in the open market for allocation to the Plan participants. No purchases were made during the past three years.

The Company also provides company-wide annual cash bonuses to all eligible employees based on performance criteria for each recipient and for the Company as a whole. The Company performance goals were based on the Company's premium growth and combined ratio. The Company paid a total of approximately $36.9 million and $11.6 million of company-wide annual cash bonuses to all its eligible employees in 2021 and 2020, respectively. The Company did not pay any company-wide annual cash bonuses to all eligible employees in 2019.

16. Share-Based Compensation

In February 2015, the Company adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan (the "2005 Plan") which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock under the 2015 Plan are authorized for issuance upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of RSU or deferred stock awards. The Company granted 80,000 stock options, 10,000 of which were forfeited, with 4,830,000 shares of common stock available for future grant under the 2015 Plan as of December 31, 2021.

The following table presents a summary of cash received, compensation costs recognized and excess tax benefit, related to the Company's share-based awards:

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Cash received from stock option exercises	$215	$—	$701
Compensation cost, all share-based awards	141	142	123
Excess tax benefit, all share-based awards	(117)	—	(7)

Stock Option Awards
Stock option awards become exercisable at a rate of 25% per year beginning one year from the date granted, are granted at the closing price of the Company's stock on the date of grant, and expire after 10 years.

In February 2018, the Compensation Committee of the Company's Board of Directors awarded a total of 80,000 stock options to four senior executives under the 2015 Plan which will vest over the four-year requisite service period. 10,000 of these stock options were forfeited in February 2019 following the departure of a senior executive. The fair values of these stock options were estimated on the date of grant using a closed-form option valuation model (Black-Scholes). No stock options were awarded in 2021, 2020 and 2019 under the 2015 Plan.

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

The following table presents a summary of the stock option activity for the year ended December 31, 2021:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2021	67,500	$43.01
Exercised	(47,500)	$43.01
Canceled or expired	—	$—
Outstanding at December 31, 2021	20,000	$43.01	6.1	$201
Exercisable at December 31, 2021	2,500	$43.01	6.1	$25

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the stock option exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock options been exercised on December 31, 2021. The aggregate intrinsic value of stock options exercised was $1,007,175 and $217,064 for 2021 and 2019, respectively. There were no stock options exercised in 2020. The total fair value of stock options vested in each of 2021, 2020, and 2019 was $141,584.

The following table presents information regarding stock options outstanding at December 31, 2021:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$43.01	20,000	6.1	$43.01	2,500	$43.01

As of December 31, 2021, the Company had $14,720 of unrecognized compensation expense related to stock options awarded under the 2015 Plan, which will be recognized ratably over the remaining vesting period of approximately 0.1 years.

Restricted Stock Unit Awards

Under the 2015 Plan and 2005 Plan, the Compensation Committee of the Company’s Board of Directors granted performance-based vesting RSU awards to the Company’s senior management and key employees prior to 2017. No RSUs were awarded in 2021, 2020, and 2019 under the 2015 Plan.

The following table presents a summary of RSU awards activity during the years indicated:

	Year Ended December 31,
	2021		2020		2019
	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share
Outstanding at January 1	—	$—	—	$—	75,250	$53.49
Vested	—	$—	—	$—	—	$—
Forfeited/Canceled	—	$—	—	$—	(6,000)	$53.49
Expired	—	$—	—	$—	(69,250)	$53.49
Outstanding at December 31	—	$—	—	$—	—	$—

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

17. Earnings Per Share
The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2021			2020			2019
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
	(Amounts and numbers in thousands, except per-share data)
Basic EPS
Net income available to common stockholders	$247,937	55,368	$4.48	$374,607	55,358	$6.77	$320,087	55,351	$5.78
Effect of dilutive securities:
Options	—	6		—	—		—	9
Diluted EPS
Net income available to common stockholders after assumed conversions	$247,937	55,374	$4.48	$374,607	55,358	$6.77	$320,087	55,360	$5.78

Potentially dilutive securities representing approximately 67,500 shares of common stock were excluded from the computation of diluted earnings per common share for 2020 because their effect would have been anti-dilutive. There were no potentially dilutive securities with anti-dilutive effect for 2021 and 2019.

18. Commitments and Contingencies

Leases
The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, office equipment, and EDP equipment that expire at various dates through the year 2028. See Note 7. Leases for additional information on leases and future lease payments as of December 31, 2021.
California Earthquake Authority ("CEA")
The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowners policies directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other income in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 1, 2021, the most recent date at which information was available, was approximately $77.1 million. There was no assessment made in 2021.
Regulatory Matters

On April 13, 2020, the California Insurance Commissioner issued Bulletin 2020-3 ordering insurers to make an initial premium adjustment within 120 days from the date of the Bulletin 2020-3 to adversely impacted California policyholders for the months of March and April 2020. On May 15, 2020, the California Insurance Commissioner issued Bulletin 2020-4 extending the directives in Bulletin 2020-3 through May 31, 2020. Bulletin 2020-8, originally issued on June 25, 2020 and amended on December 3, 2020, extended the previous directives of Bulletin 2020-3 and Bulletin 2020-4 through June 30, 2020, as well as any months subsequent to June 2020 because the COVID-19 pandemic continued to result in projected loss exposures remaining overstated or misclassified. On March 11, 2021, the California Insurance Commissioner issued Bulletin 2021-03 directing California insurance companies to do more to return additional premium relief commensurate with continuing reductions in the exposure to loss for particular lines of insurance and to communicate with their policyholders about how they will return premiums as well as options available to reduce their ongoing premiums. On October 5, 2021, the Company received a letter from the California DOI requesting additional information on the amount of premium refunds or credits that the Company has provided or plans to further provide to its private passenger automobile policyholders, and the methodology used in determining such refunds or credits for the time period of March 2020 through at least March 2021, due to reduced driving during the pandemic. On October 6, 2021, the California DOI issued a press release alleging that the Company and two other insurers have not provided enough premium relief to the policyholders through premium refunds or credits for lower frequency resulting from reduced driving during the pandemic. The Company believes that the amounts returned to-date, including the mileage reductions on individual policies, have provided appropriate and material relief to its policyholders and that there is no legal basis for the California DOI to require the Company to issue additional refunds. The total amount of premiums returned to the Company's policyholders through refunds or credits is approximately $128 million, which reduced its net premiums earned for 2020. The Company has also worked with its agents and policyholders to reclassify exposures on an individual policy basis, including reducing mileage on a large number of vehicles since the pandemic began. Management believes the mileage reductions have significantly reduced premiums on those individual policies in a manner consistent with the Company’s filed and approved rates. However, the Company cannot predict whether or not the California DOI will take further actions against the Company related to the premium refunds and credits, which may include ordering the Company to provide additional premium refunds to its policyholders, nor can it reasonably estimate the amount of such additional refunds or other losses, if any, due to any potential actions by the California DOI and the Company's responses to such actions.
Litigation

On September 10, 2021, the California DOI served the Company a Notice of Non-Compliance ("NNC"), alleging violations in connection with its 2014 Rating & Underwriting Examination Report, which was adopted by the California DOI in 2019. The NNC itemizes alleged violations, many of which management believes were corrected or otherwise resolved during the course of the examination, and seeks penalties. The Company has participated in lengthy and detailed discussions with the California DOI since the adoption of the examination report, in an attempt to address the issues deemed unresolved by the California DOI, and has taken several additional corrective actions approved by the California DOI. The Company is continuing discussions with the California DOI in order to resolve the outstanding issues, or at least obtain the agreement of the California DOI to remove the resolved items from the NNC before proceeding to a formal hearing process. The Company cannot reasonably predict the outcome of the hearing if it occurs, nor can it reasonably estimate the amount of penalties, if any.

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

19. Segment Information

The Company is primarily engaged in writing personal automobile insurance and provides related property and casualty insurance products to its customers through 13 subsidiaries in 11 states, principally in California.
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
The following table presents operating results by reportable segment for the years ended:

	Year Ended December 31,
	2021			2020			2019
	Property & Casualty	Other	Total	Property & Casualty	Other	Total	Property & Casualty	Other	Total
	(Amounts in millions)
Net premiums earned	$3,712.9	$29.0	$3,741.9	$3,526.8	$28.8	$3,555.6	$3,571.0	$28.4	$3,599.4
Less:
Losses and loss adjustment expenses	2,746.3	13.9	2,760.2	2,381.5	13.8	2,395.3	2,692.7	13.3	2,706.0
Underwriting expenses	902.6	14.1	916.7	899.1	14.6	913.7	857.3	14.1	871.4
Underwriting gain	64.0	1.0	65.0	246.2	0.4	246.6	21.0	1.0	22.0
Investment income			129.7			134.9			141.3
Net realized investment gains			111.7			85.7			222.8
Other income			10.0			8.3			9.0
Interest expense			(17.1)			(17.0)			(17.0)
Pre-tax income			$299.3			$458.5			$378.1
Net income			$247.9			$374.6			$320.1

The following table presents the Company’s net premiums earned and direct premiums written by line of insurance business for the years ended:

	Year Ended December 31,
	2021			2020			2019
	Property & Casualty	Other	Total	Property & Casualty	Other	Total	Property & Casualty	Other	Total
	(Amounts in millions)
Private passenger automobile	$2,613.5	$—	$2,613.5	$2,591.3	$—	$2,591.3	$2,756.5	$—	$2,756.5
Homeowners	698.1	—	698.1	601.3	—	601.3	514.8	—	514.8
Commercial automobile	258.6	—	258.6	225.6	—	225.6	208.7	—	208.7
Other	142.7	29.0	171.7	108.6	28.8	137.4	91.0	28.4	119.4
Net premiums earned	$3,712.9	$29.0	$3,741.9	$3,526.8	$28.8	$3,555.6	$3,571.0	$28.4	$3,599.4

Private passenger automobile	$2,640.7	$—	$2,640.7	$2,569.0	$—	$2,569.0	$2,820.5	$—	$2,820.5
Homeowners	801.5	—	801.5	678.9	—	678.9	598.5	—	598.5
Commercial automobile	259.9	—	259.9	240.8	—	240.8	217.3	—	217.3
Other	175.4	30.0	205.4	136.3	29.2	165.5	106.3	32.0	138.3
Direct premiums written	$3,877.5	$30.0	$3,907.5	$3,625.0	$29.2	$3,654.2	$3,742.6	$32.0	$3,774.6

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, the Company’s management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this 2021 Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, which is included herein.
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

Item 9B.Other Information
None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.Directors, Executive Officers, and Corporate Governance
Item 11.Executive Compensation
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.Certain Relationships and Related Transactions, and Director Independence
Item 14.Principal Accounting Fees and Services
Information regarding executive officers of the Company is included in Part I. For other information called for by Items 10, 11, 12, 13 and 14, reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2021 and which is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:
1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2021 are contained herein as listed in the Index to Consolidated Financial Statements on page 56.
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
3. Exhibits

Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with the SEC
3.1	Articles of Incorporation of the Company, as amended to date.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended September 30, 2007, and is incorporated herein by this reference.
3.3	First Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2008, and is incorporated herein by this reference.
3.4	Second Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 25, 2009, and is incorporated herein by this reference.
3.5	Third Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 11, 2018, and is incorporated herein by this reference.
4.1	Shareholders’ Agreement dated as of October 7, 1985 among the Company, George Joseph and Gloria Joseph.	This document was filed as an exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).
4.2	Indenture, dated as of March 8, 2017, between Mercury General Corporation and Wilmington Trust, National Association.	This document was filed as an exhibit to Registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 8, 2017, and is incorporated herein by this reference.
4.3	First Supplemental Indenture, dated as of March 8, 2017, between Mercury General Corporation and Wilmington Trust, National Association.	This document was filed as an exhibit to Registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 8, 2017, and is incorporated herein by this reference.
4.4	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2019, and is incorporated herein by this reference.

10.1*	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).
10.2*	Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).
10.3*	Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).
10.4*	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
10.5*	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
10.6*	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
10.7*	Amendment 1999-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
10.8*	Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
10.9*	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
10.10*	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
10.11*	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
10.12*	Amendment 2003-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
10.13*	Amendment 2004-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
10.14*	Amendment 2006-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
10.15*	Amendment 2006-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.
10.16*	Amendment 2007-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
10.17*	Amendment 2008-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.18*	Amendment 2008-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.

10.19*	Amendment 2009-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
10.20*	Amendment 2009-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
10.21*	Amendment 2011-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by this reference.
10.22*	Amendment 2013-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by this reference.
10.23*	Amendment 2014-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
10.24*	Amendment 2014-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
10.25*	Amendment 2015-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by this reference.
10.26*	Amendment 2015-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by this reference.
10.27*	Amendment 2017-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2017, and is incorporated herein by this reference.
10.28*	Amendment 2019-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2018, and is incorporated herein by this reference.
10.29*	Amendment 2020-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2020, and is incorporated herein by this reference.
10.30*	Amendment 2021-1 to the Mercury General Corporation Profit Sharing Plan.	Filed herewith.
10.31*	Amendment 2021-2 to the Mercury General Corporation Profit Sharing Plan.	Filed herewith.
10.32*	Amendment 2022-1 to the Mercury General Corporation Profit Sharing Plan.	Filed herewith.
10.33
Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Insurance Company.
This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.34	Expense Reimbursement and Services Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and American Mercury Insurance Company.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.35	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Georgia.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.36	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Georgia.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.37	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Illinois.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.38	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Illinois.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.

10.39	Management Agreement effective January 1, 2002 between Mercury Insurance Services, LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
10.40	Management Agreement dated January 22, 1997 between Mercury County Mutual Insurance Company and Mercury Insurance Services, LLC.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.
10.41*	Mercury General Corporation Senior Executive Incentive Bonus Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 10, 2013, and is incorporated herein by this reference.
10.42*	Amended and Restated Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 1, 2010, and is incorporated herein by this reference.
10.43*	Form of Incentive Stock Option Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2005, and is incorporated herein by this reference.
10.44*	Form of Restricted Stock Unit Award Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2010, and is incorporated herein by this reference.
10.45*	Mercury General Corporation Annual Incentive Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 2, 2011, and is incorporated herein by this reference.
10.46*	Mercury General Corporation 2015 Incentive Award Plan
This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on February 20, 2015 (File No. 333-202204), and is incorporated herein by this reference.

10.47*	Form of Restricted Stock Unit Agreement under the Mercury General Corporation 2015 Incentive Award Plan
This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on February 20, 2015 (File No. 333-202204), and is incorporated herein by this reference.

10.48*	Form of Stock Option Agreement under the Mercury General Corporation 2015 Incentive Award Plan
This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on February 20, 2015 (File No. 333-202204), and is incorporated herein by this reference.

10.49*	Form of Restricted Stock Unit Agreement under the Mercury General Corporation 2015 Incentive Award Plan (2016 and later version).	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2016, and is incorporated herein by this reference.
10.50	Credit Agreement, dated as of March 29, 2017, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 3, 2017, and is incorporated herein by this reference.
10.51	First Amendment Agreement to Credit Agreement, dated as of March 22, 2019, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended March 31, 2020, and is incorporated herein by this reference.
10.52	Second Amendment Agreement to Credit Agreement, dated as of April 21, 2020, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended March 31, 2020, and is incorporated herein by this reference.
10.53	Third Amendment Agreement to Credit Agreement, dated as of October 28, 2020, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended September 30, 2020, and is incorporated herein by this reference.
10.54	Amended and Restated Credit Agreement, dated as of March 31, 2021, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2021, and is incorporated herein by this reference.

10.55 *	Separation Agreement and General Release, effective May 24, 2018, by and between Allan Lubitz and Mercury Insurance Services, LLC.	This document was filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 2018, and is incorporated herein by this reference.
21.1	Subsidiaries of the Company.	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
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
Filed herewith.
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY GENERAL CORPORATION

BY	/S/ GABRIEL TIRADOR
Gabriel Tirador
President and Chief Executive Officer
February 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE JOSEPH George Joseph	Chairman of the Board	February 15, 2022

/S/ GABRIEL TIRADOR Gabriel Tirador	President and Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2022

/S/ THEODORE R. STALICK Theodore R. Stalick	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2022

/S/ GEORGE G. BRAUNEGG George G. Braunegg	Director	February 15, 2022

/S/ RAMONA L. CAPPELLO Ramona L. Cappello	Director	February 15, 2022

/S/ JAMES G. ELLIS James G. Ellis	Director	February 15, 2022

/S/ VICKY WAI YEE JOSEPH Vicky Wai Yee Joseph	Director	February 15, 2022

/S/ JOSHUA E. LITTLE Joshua E. Little	Director	February 15, 2022

/S/ MARTHA E. MARCON Martha E. Marcon	Director	February 15, 2022

SCHEDULE I

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2021

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$13,082	$13,085	$13,085
Municipal securities	2,715,578	2,843,221	2,843,221
Mortgage-backed securities	137,384	137,002	137,002
Corporate securities	529,377	523,853	523,853
Collateralized loan obligations	312,928	314,153	314,153
Other asset-backed securities	201,431	200,209	200,209
Total fixed maturity securities	3,909,780	4,031,523	4,031,523
Equity securities:
Common stock	561,381	797,024	797,024
Non-redeemable preferred stock	64,429	65,501	65,501
Private equity funds measured at net asset value (1)	128,726	108,414	108,414
Total equity securities	754,536	970,939	970,939
Short-term investments	141,206	140,127	140,127
Total investments	$4,805,522	$5,142,589	$5,142,589
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

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

MERCURY GENERAL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

	December 31,
	2021	2020
	(Amounts in thousands)
ASSETS
Investments, at fair value:
Equity securities (cost $69,371; $75,099)	$111,399	$110,596
Short-term investments (cost $20,441; $4,269)	20,441	4,269
Investment in subsidiaries	2,332,717	2,285,417
Total investments	2,464,557	2,400,282
Cash	53,738	24,652
Accrued investment income	16	20
Amounts receivable from affiliates	457	250
Current income taxes	20,738	—
Income tax receivable from affiliates	14,202	5,862
Other assets	771	221
Total assets	$2,554,479	$2,431,287
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$372,931	$372,532
Amounts payable to affiliates	—	30
Income tax payable to affiliates	25,626	2,724
Current income taxes	—	10,074
Deferred income taxes	10,811	8,470
Other liabilities	4,830	4,860
Total liabilities	414,198	398,690
Commitments and contingencies
Shareholders’ equity:
Common stock	98,943	98,970
Retained earnings	2,041,338	1,933,627
Total shareholders’ equity	2,140,281	2,032,597
Total liabilities and shareholders’ equity	$2,554,479	$2,431,287

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued

MERCURY GENERAL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Revenues:
Net investment income	$2,560	$3,323	$3,735
Net realized investment gains	26,523	9,575	31,682
Other	—	—	5
Total revenues	29,083	12,898	35,422
Expenses:
Other operating expenses	2,627	3,054	2,592
Interest	17,088	17,035	17,036
Total expenses	19,715	20,089	19,628
Income (loss) before income taxes and equity in net income of subsidiaries	9,368	(7,191)	15,794
Income tax expense	4,930	600	2,816
Income (loss) before equity in net income of subsidiaries	4,438	(7,791)	12,978
Equity in net income of subsidiaries	243,499	382,398	307,109
Net income	$247,937	$374,607	$320,087

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued

MERCURY GENERAL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(Amounts in thousands)
Cash flows from operating activities:
Net cash used in operating activities	$(36,662)	$(17,339)	$(5,392)
Cash flows from investing activities:
Capital contribution to subsidiaries	—	(30,000)	(125)
Capital distribution from subsidiaries	—	—	30,069
Distributions received from special purpose entities	5,199	12,129	5,153
Dividends received from subsidiaries	191,000	121,000	114,431
Equity securities available for sale in nature
Purchases	(13,151)	(54,571)	(39,966)
Sales	38,092	67,965	74,663
(Increase) decrease in short-term investments	(16,172)	25,088	(25,213)
Other, net	791	254	376
Net cash provided by investing activities	205,759	141,865	159,388
Cash flows from financing activities:
Dividends paid to shareholders	(140,226)	(139,640)	(139,071)
Proceeds from stock options exercised	215	—	701
Net cash used in financing activities	(140,011)	(139,640)	(138,370)
Net increase (decrease) in cash	29,086	(15,114)	15,626
Cash:
Beginning of year	24,652	39,766	24,140
End of year	$53,738	$24,652	$39,766
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$16,590	$16,586	$16,586
Income taxes paid (refunded), net	$18,841	$(20,552)	$(12,391)

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
Distributions received from Special Purpose Entities

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. For the three years ended December 31, 2021, the Company had two such special purpose entities: Fannette Funding LLC and Animas Funding LLC. These special purpose entities are consolidated into the Company. Creditors have no recourse against the Company in the event of default by these special purpose entities. The Company had no implied or unfunded commitments to these entities at December 31, 2021 and 2020. The Company's financial or other support provided to these entities and its loss exposure are limited to its collateral and original investment. Mercury General received distributions of $5.2 million, $12.1 million, and $5.2 million in 2021, 2020, and 2019, respectively, from these special purpose entities.
Dividends received from Subsidiaries

Dividends of $191,000,000, $121,000,000 and $114,431,433 were received by Mercury General from its 100% owned insurance subsidiaries in 2021, 2020 and 2019, respectively, and are recorded as a reduction to investment in subsidiaries.
Capitalization of Insurance Subsidiaries

Mercury General made capital contributions to its insurance subsidiaries of $0, $30,000,000 and $125,000 in 2021, 2020 and 2019, respectively. In addition, Mercury General received a capital distribution from its insurance subsidiaries of $0, $0 and $30,068,567 in 2021, 2020 and 2019, respectively.
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
Commitments and Contingencies

On March 29, 2017, Mercury General entered into an unsecured credit agreement (the "2017 Credit Agreement") that provided for revolving loans of up to $50 million and was set to mature on March 29, 2022. On March 31, 2021, the Company entered into an amended and restated credit agreement (the "Amended and Restated Credit Agreement") that amended and restated the 2017 Credit Agreement. The Amended and Restated Credit Agreement, among other things, extended the maturity date of the loan that was the subject of the 2017 Credit Agreement to March 31, 2026, added U.S. Bank as an additional lender, and increased the aggregate commitments by all the lenders to $75 million from $50 million under the 2017 Credit Agreement. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 20% to LIBOR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 14.9% at December 31, 2021, resulting in a 12.5 basis point commitment fee on the $75 million undrawn portion of the credit facility. As of February 15, 2022, there have been no borrowings under this facility.

See accompanying Report of Independent Registered Public Accounting Firm

Federal Income Taxes

The Company files a consolidated federal income tax return for the following entities:

Mercury Casualty Company	Mercury County Mutual Insurance Company
Mercury Insurance Company	Mercury Insurance Company of Florida
California Automobile Insurance Company	Mercury Indemnity Company of America
California General Underwriters Insurance Company, Inc.	Mercury Select Management Company, Inc.
Mercury Insurance Company of Illinois	Mercury Insurance Services LLC
Mercury Insurance Company of Georgia	AIS Management LLC
Mercury Indemnity Company of Georgia	Auto Insurance Specialists LLC
Mercury National Insurance Company ("MNIC")(1)	PoliSeek AIS Insurance Solutions, Inc.
American Mercury Insurance Company	Animas Funding LLC
American Mercury Lloyds Insurance Company	Fannette Funding LLC
Orion Indemnity Company ("OIC")(2)	Mercury Plus Insurance Services LLC
__________
(1)MNIC was dissolved in December 2021.
(2)OIC was formerly known as Workmen’s Auto Insurance Company (“WAIC”). The name change became effective in August 2021.

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

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE IV
MERCURY GENERAL CORPORATION AND SUBSIDIARIES
REINSURANCE
THREE YEARS ENDED DECEMBER 31,
Property and Liability Insurance Earned Premiums

	2021	2020	2019
	(Amounts in thousands)
Direct amounts	$3,793,664	$3,603,780	$3,655,233
Ceded to other companies	(65,017)	(56,212)	(56,725)
Assumed	13,301	8,067	910
Net amounts	$3,741,948	$3,555,635	$3,599,418

See accompanying Report of Independent Registered Public Accounting Firm