Form 10-Q
period 2022-03-31
MERCURY GENERAL CORP
filed 2022-05-03
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At April 28, 2022, the registrant had issued and outstanding an aggregate of 55,371,127 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $3,995,864; $3,909,780)	$3,959,679	$4,031,523
Equity securities (cost $769,934; $754,536)	946,015	970,939
Short-term investments (cost $134,997; $141,206)	133,920	140,127
Total investments	5,039,614	5,142,589
Cash	295,764	335,557
Receivables:
Premiums	647,143	621,740
Allowance for credit losses on premiums receivable	(6,000)	(6,000)
Premiums receivable, net of allowance for credit losses	641,143	615,740
Accrued investment income	43,380	43,299
Other	7,490	7,600
Total receivables	692,013	666,639
Reinsurance recoverables	35,106	45,000
Deferred policy acquisition costs	265,921	258,259
Fixed assets (net of accumulated depreciation $315,515; $308,997)	190,867	191,332
Operating lease right-of-use assets	29,098	31,967
Current income taxes	30,637	20,108
Goodwill	42,796	42,796
Other intangible assets, net	9,988	10,255
Other assets	35,312	27,970
Total assets	$6,667,116	$6,772,472
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$2,307,826	$2,226,430
Unearned premiums	1,568,186	1,519,799
Notes payable	373,031	372,931
Accounts payable and accrued expenses	175,406	169,125
Operating lease liabilities	31,991	34,577
Deferred income taxes	7,969	53,569
Other liabilities	294,500	255,760
Total liabilities	4,758,909	4,632,191
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,371; 55,371	98,947	98,943
Retained earnings	1,809,260	2,041,338
Total shareholders’ equity	1,908,207	2,140,281
Total liabilities and shareholders’ equity	$6,667,116	$6,772,472

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Net premiums earned	$962,550	$915,922
Net investment income	35,351	32,279
Net realized investment (losses) gains	(195,086)	41,691
Other	2,646	3,204
Total revenues	805,461	993,096
Expenses:
Losses and loss adjustment expenses	821,933	626,344
Policy acquisition costs	162,092	164,430
Other operating expenses	70,290	65,558
Interest	4,275	4,343
Total expenses	1,058,590	860,675
(Loss) income before income taxes	(253,129)	132,421
Income tax (benefit) expense	(56,212)	25,426
Net (loss) income	$(196,917)	$106,995
Net (loss) income per share:
Basic	$(3.56)	$1.93
Diluted	$(3.56)	$1.93
Weighted average shares outstanding:
Basic	55,371	55,361
Diluted	55,371	55,372

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Common stock, beginning of period	$98,943	$98,970
Proceeds from stock options exercised	—	215
Share-based compensation expense	15	35
Withholding tax on stock options exercised	(11)	(383)
Common stock, end of period	98,947	98,837
Retained earnings, beginning of period	2,041,338	1,933,627
Net (loss) income	(196,917)	106,995
Dividends paid to shareholders	(35,161)	(35,022)
Retained earnings, end of period	1,809,260	2,005,600
Total shareholders’ equity, end of period	$1,908,207	$2,104,437

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(196,917)	$106,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,253	17,580
Net realized investment losses (gains)	195,086	(41,691)
Increase in premiums receivable	(25,403)	(26,941)
Decrease (increase) in reinsurance recoverables	9,894	(5,824)
Changes in current and deferred income taxes	(56,129)	25,427
(Increase) decrease in deferred policy acquisition costs	(7,662)	3,257
Increase in loss and loss adjustment expense reserves	81,396	49,796
Increase in unearned premiums	48,387	34,561
Increase (decrease) in accounts payable and accrued expenses	7,548	(2,423)
Share-based compensation	15	35
Other, net	28,110	13,747
Net cash provided by operating activities	106,578	174,519
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(338,829)	(230,038)
Sales	147,088	41,041
Calls or maturities	89,399	103,010
Equity securities available for sale in nature:
Purchases	(273,186)	(194,929)
Sales	263,352	240,657
Changes in securities payable and receivable	3,162	43,436
Decrease (increase) in short-term investments	5,372	(145,159)
Purchases of fixed assets	(8,273)	(7,929)
Other, net	1,494	543
Net cash used in investing activities	(110,421)	(149,368)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(35,161)	(35,022)
Proceeds from stock options exercised	—	215
Payments on finance lease obligations	(789)	(393)
Net cash used in financing activities	(35,950)	(35,200)
Net decrease in cash	(39,793)	(10,049)
Cash:
Beginning of the year	335,557	348,479
End of period	$295,764	$338,430
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$8,288	$8,275
Income taxes refunded, net	$28	$—

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation
The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at March 31, 2022 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for more complete descriptions and discussions. Operating results and cash flows for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about the effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant assumptions in the preparation of these consolidated financial statements relate to reserves for losses and loss adjustment expenses ("LAE"). Actual results could differ from those estimates. See Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Earnings per Share
For the three months ended March 31, 2022, the dilutive impact of incremental shares was excluded as the Company generated a net loss. There were no potentially dilutive securities with anti-dilutive effect for the three months ended March 31, 2021.
Dividends per Share
The Company declared and paid a dividend per share of $0.6350 and $0.6325 during the three months ended March 31, 2022 and 2021, respectively.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $162.1 million and $164.4 million for the three months ended March 31, 2022 and 2021, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $3.9 million and $9.7 million for the three months ended March 31, 2022 and 2021, respectively.

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
The Company is the assuming reinsurer under a Catastrophe Participation Reinsurance Contract (the "Contract") effective through December 31, 2022. The Company reimburses up to $25 million in losses for a proportional share of a portfolio of catastrophe losses under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 73.5%. If the actual loss ratio is less than the threshold loss ratio, the Company is eligible to receive a certain portion of the underwriting profit.

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

The effect of reinsurance on property and casualty premiums written and earned was as follows:

	Three Months Ended March 31,
	2022	2021
	(Amounts in thousands)
Premiums Written
Direct	$1,011,385	$946,606
Ceded	(17,601)	(15,643)
Assumed	10,165	12,669
Net	$1,003,949	$943,632
Premiums Earned
Direct	$970,163	$921,067
Ceded	(17,462)	(15,543)
Assumed	2,717	3,291
Net	$955,418	$908,815

The Company recognized ceded premiums earned of approximately $17 million and $16 million for the three months ended March 31, 2022 and 2021, respectively, which are included in net premiums earned in its consolidated statements of operations. The Company recognized ceded losses and loss adjustment expenses of approximately $(7) million and $1 million for the three months ended March 31, 2022 and 2021, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The negative ceded losses and loss adjustment expenses for the three months ended March 31, 2022 were primarily the result of favorable development on prior years' catastrophe losses that had been ceded to the Company's reinsurers.

The Company's insurance subsidiaries, as primary insurers, are required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.
Revenue from Contracts with Customers (Topic 606)

The Company's revenue from contracts with customers is commission income earned from third-party insurers by its 100% owned insurance agencies, which amounted to approximately $4.5 million and $6.3 million, with related expenses of $2.8 million and $3.7 million, for the three months ended March 31, 2022 and 2021, respectively. All of the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting (see Note 13. Segment Information).

As of March 31, 2022 and December 31, 2021, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

Allowance for Credit Losses

Financial Instruments - Credit Losses (Topic 326) uses the "expected loss" methodology for recognizing credit losses for financial assets that are not accounted for at fair value through net income. The Company's investment portfolio, which does not include accrued investment income, is not subject to Topic 326 as it applies the fair value option to all of its investments (see Note 4. Fair Value Option). The total estimated allowance amount for credit losses at March 31, 2022 and December 31, 2021 related to premiums receivable.

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

The improving economy and declining unemployment rate contributed to the reduction in allowance for credit losses for the three months ended March 31, 2021. However, the rising inflation rate had a negative impact on the allowance for credit losses for the three months ended March 31, 2022, mostly offsetting the positive impact of some improvements in the economy.

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Three Months Ended March 31,
	2022	2021

	(Amounts in thousands)
Beginning balance	$6,000	$10,000
Provision during the period for expected credit losses	1,170	(2,141)
Write-off amounts during the period	(1,319)	(1,015)
Recoveries during the period of amounts previously written off	149	156
Ending balance	$6,000	$7,000

Accrued Interest Receivables

The Company made certain accounting policy elections for its accrued interest receivables allowed under Topic 326: a) an election to present accrued interest receivable balances separately from the associated financial assets on the balance sheet, and b) an election not to measure an allowance for credit losses on accrued interest receivable amounts and instead write off uncollectible accrued interest amounts in a timely manner by reversing interest income. The Company's accrued interest receivable balances are included in accrued investment income receivable in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off during the three months ended March 31, 2022 and 2021.

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

The following table presents the fair values of financial instruments:

	March 31, 2022	December 31, 2021

	(Amounts in thousands)
Assets
Investments	$5,039,614	$5,142,589
Liabilities
Options sold	569	301
Notes payable	384,743	413,378
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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at March 31, 2022 and December 31, 2021. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary of such VIEs. The Company's maximum exposure to loss with respect to these VIEs is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At March 31, 2022 and December 31, 2021, the Company had a maximum of approximately $28 million and $32 million, respectively, in unfunded commitments to these VIEs.

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

Notes Payable
The fair value of the Company’s publicly traded $375 million unsecured notes at March 31, 2022 and December 31, 2021 was obtained from a third party pricing service.

For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 5. Fair Value Measurements.

4. Fair Value Option

The Company applies the fair value option to all fixed maturity and equity investment securities and short-term investments at the time an eligible item is first recognized. In addition, the Company elected to apply the fair value option to the note receivable recognized as part of the sale of land in August 2017. The Company received the full principal amount due on the note receivable in November 2021. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as the expansion of the use of fair value measurement by the Company consistent with the long-term measurement objectives of the FASB for accounting for financial instruments.

Gains or losses due to changes in fair value of financial instruments measured at fair value pursuant to application of the fair value option are included in net realized investment gains or losses in the Company’s consolidated statements of operations. Interest and dividend income on investment holdings are recognized on an accrual basis at each measurement date and are included in net investment income in the Company’s consolidated statements of operations, while interest earned on the note receivable was included in other revenues in the Company’s consolidated statements of operations.

The following table presents gains or losses recognized due to changes in fair value of financial instruments pursuant to application of the fair value option:

	Three Months Ended March 31,
	2022	2021

	(Amounts in thousands)
Fixed maturity securities	$(157,929)	$(8,057)
Equity securities	(40,321)	34,520
Short-term investments	2	68
Total investments	$(198,248)	$26,531
Note receivable	—	(13)
Total (losses) gains	$(198,248)	$26,518

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities
The Company’s fair value measurements are based on the market approach, which utilizes market transaction data for the same or similar instruments. The Company obtained unadjusted fair values on 97.9% of its investment portfolio at fair value from an independent pricing service at March 31, 2022.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $23.6 million and $25.2 million at fair value in commercial mortgage-backed securities at March 31, 2022 and December 31, 2021, respectively.

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
Level 3 measurements - Fair values of financial assets and financial liabilities are based on inputs that are both unobservable and significant to the overall fair value measurement, including any items in which the evaluated prices obtained elsewhere are deemed to be of a distressed trading level. At March 31, 2022 and December 31, 2021, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity funds measured at net asset value ("NAV") is determined using NAV as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. The strategy of three of the four such funds with a fair value of approximately $103.9 million at March 31, 2022 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers, and equity interests in vehicles established to purchase and warehouse loans; the strategy of the other such fund with a fair value of approximately $0.6 million at March 31, 2022 is to achieve favorable long-term financial returns and measurable positive social and environmental returns by investing in privately held technology, healthcare, specialty consumer goods and service companies. The Company had a maximum of approximately $28 million in unfunded commitments at March 31, 2022 with respect to the private equity funds measured at NAV. The underlying assets of the funds are expected to be liquidated over the period of approximately one year to nine years from March 31, 2022. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets.
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
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	March 31, 2022
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$13,477	$—	$—	$13,477
Municipal securities	—	2,780,244	—	2,780,244
Mortgage-backed securities	—	151,840	—	151,840
Corporate securities	—	511,952	—	511,952
Collateralized loan obligations	—	314,193	—	314,193
Other asset-backed securities	—	187,973	—	187,973
Total fixed maturity securities	13,477	3,946,202	—	3,959,679
Equity securities:
Common stock	779,229	—	—	779,229
Non-redeemable preferred stock	—	62,247	—	62,247
Private equity funds measured at net asset value (1)				104,539
Total equity securities	779,229	62,247	—	946,015
Short-term investments:
Short-term bonds	1,447	18,877	—	20,324
Money market instruments	113,570	—	—	113,570
Other	26	—	—	26
Total short-term investments	115,043	18,877	—	133,920
Total assets at fair value	$907,749	$4,027,326	$—	$5,039,614
Liabilities
Other liabilities:
Options sold	$569	$—	$—	$569
Total liabilities at fair value	$569	$—	$—	$569

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$13,085	$—	$—	$13,085
Municipal securities	—	2,843,221	—	2,843,221
Mortgage-backed securities	—	137,002	—	137,002
Corporate securities	—	523,853	—	523,853
Collateralized loan obligations	—	314,153	—	314,153
Other asset-backed securities	—	200,209	—	200,209
Total fixed maturity securities	13,085	4,018,438	—	4,031,523
Equity securities:
Common stock	797,024	—	—	797,024
Non-redeemable preferred stock	—	65,501	—	65,501
Private equity funds measured at net asset value (1)				108,414
Total equity securities	797,024	65,501	—	970,939
Short-term investments:
Short-term bonds	1,453	15,748	—	17,201
Money market instruments	122,917	—	—	122,917
Other	9	—	—	9
Total short-term investments	124,379	15,748	—	140,127
Total assets at fair value	$934,488	$4,099,687	$—	$5,142,589
Liabilities
Other liabilities:
Options sold	$301	$—	$—	$301
Total liabilities at fair value	$301	$—	$—	$301
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2022 and 2021.

At March 31, 2022, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	March 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$373,031	$384,743	$—	$384,743	$—

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$372,931	$413,378	$—	$413,378	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at March 31, 2022 and December 31, 2021 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 11. Notes Payable for additional information on unsecured notes.

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
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Derivatives
	March 31, 2022	December 31, 2021

	(Amount in thousands)
Options sold - Other liabilities	$569	$301
Total	$569	$301

	Gains Recognized in Net Income
	Three Months Ended March 31,
	2022	2021

	(Amounts in thousands)
Options sold - Net realized investment (losses) gains	$1,225	$460
Total	$1,225	$460

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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2022 and 2021. No accumulated goodwill impairment losses existed at March 31, 2022 and December 31, 2021. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended March 31, 2022 and 2021. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 13. Segment Information for additional information on the reportable business segment).

Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of March 31, 2022:
Customer relationships	$54,862	$(53,172)	$1,690	11
Trade names	15,400	(8,502)	6,898	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$75,962	$(65,974)	$9,988

As of December 31, 2021:
Customer relationships	$54,862	$(53,065)	$1,797	11
Trade names	15,400	(8,342)	7,058	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$75,962	$(65,707)	$10,255

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended March 31, 2022 and 2021.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Amortization expense for other intangible assets was $0.3 million for each of the three months ended March 31, 2022 and 2021.

The following table presents the estimated future amortization expense related to other intangible assets as of March 31, 2022:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2022	$777
2023	879
2024	851
2025	807
2026	807
Thereafter	4,467
Total	$8,588

8. Share-Based Compensation

In February 2015, the Company's Board of Directors adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock are authorized for issuance under the 2015 Plan upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted stock unit ("RSU") or deferred stock awards. The Company granted 80,000 stock options, 10,000 of which were forfeited, with 4,830,000 shares of common stock available for future grant under the 2015 Plan as of March 31, 2022.

Share-based compensation expenses for all stock options granted or modified are based on their estimated grant-date fair values. These compensation costs are recognized on a straight-line basis over the requisite service period of the award. The Company estimates forfeitures expected to occur in determining the amount of compensation cost to be recognized in each period. As of March 31, 2022, all outstanding stock options have a term of ten years from the date of grant and become exercisable in four equal installments on the first through fourth anniversaries of the grant date. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

In February 2018, the Compensation Committee of the Company's Board of Directors awarded a total of 80,000 stock options to four senior executives under the 2015 Plan, which vested over the four-year requisite service period, except for 10,000 of these stock options that were forfeited in February 2019 following the departure of a senior executive. The fair values of these stock options were estimated on the date of grant using a closed-form option valuation model (Black-Scholes).

The following table provides the assumptions used in the calculation of grant-date fair values of these stock options based on the Black-Scholes option pricing model:

Weighted-average grant-date fair value	$8.09
Expected volatility	33.18%
Risk-free interest rate	2.62%
Expected dividend yield	5.40%
Expected term in months	72

Expected volatilities are based on historical volatility of the Company’s stock over the term of the stock options. The expected term of stock options represents the period of time that stock options granted are expected to be outstanding, and is estimated based on historical exercise patterns and post-vesting termination behavior. The risk-free interest rate is determined based on U.S. Treasury yields with equivalent remaining terms in effect at the time of the grant.
As of March 31, 2022, the Company had no unrecognized compensation expense related to stock options awarded under the 2015 Plan.
No share-based compensation awards were granted during the three months ended March 31, 2022.
9. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

There was no change to the total amount of unrecognized tax benefits related to tax uncertainties during the three months ended March 31, 2022.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2018 through 2020 for federal taxes, and 2011 through 2013 and 2020 for California state taxes. For tax years 2011 through 2013, the Company received Notices of Proposed Assessments (“NPAs”) and submitted a formal protest to the FTB in 2018. During the fourth quarter of 2021, the FTB issued the protest determination letter for the 2011 through 2013 tax years. Tax years 2014 through 2019 have been resolved with no outstanding issues.

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

At March 31, 2022, the Company’s deferred income taxes were in a net liability position, which included a combination of ordinary and capital deferred tax expenses or benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

10. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Three Months Ended March 31,
	2022	2021

	(Amounts in thousands)
Gross reserves, beginning of period	$2,226,430	$1,991,304
Reinsurance recoverables on unpaid losses, beginning of period	(41,377)	(54,460)
Net reserves, beginning of period	2,185,053	1,936,844
Incurred losses and loss adjustment expenses related to:
Current year	769,022	627,551
Prior years	52,911	(1,207)
Total incurred losses and loss adjustment expenses	821,933	626,344
Loss and loss adjustment expense payments related to:
Current year	261,115	242,103
Prior years	471,258	334,867
Total payments	732,373	576,970
Net reserves, end of period	2,274,613	1,986,218
Reinsurance recoverables on unpaid losses, end of period	33,213	54,882
Gross reserves, end of period	$2,307,826	$2,041,100

Inflationary trends have accelerated to their highest level in decades, which has had a significant impact on the cost of auto parts and labor as well as medical expenses for bodily injuries, and supply chain and labor shortage issues have lengthened the time to repair vehicles. Bodily injury costs are also under pressure from social inflation. These factors have increased losses and loss adjustment expenses for the insured events of the current accident year for the three months ended March 31, 2022 compared to the corresponding period in 2021. The increase in the provision for insured events of prior years during the three months ended March 31, 2022 of $52.9 million was primarily attributable to higher than estimated losses and loss adjustment expenses in the automobile and commercial property lines of insurance business, partially offset by favorable development in the homeowners line of insurance business. The inflationary pressures and the supply chain and labor shortage issues discussed above were major contributors to the adverse reserve development in the automobile line of insurance business for the first quarter of 2022. The decrease in the provision for insured events of prior years during the three months ended March 31, 2021 of $1.2 million was primarily attributable to lower than estimated losses and loss adjustment expenses in the commercial property and private passenger automobile lines of insurance business, mostly offset by unfavorable development in the commercial automobile line of insurance business.

For the three months ended March 31, 2022 and 2021, the Company recorded catastrophe losses net of reinsurance of approximately $22 million and $35 million, respectively. Catastrophe losses due to the events that occurred during the three months ended March 31, 2022 totaled approximately $21 million, with no reinsurance benefits used for these losses, resulting primarily from winter storms in Texas and California. Catastrophe losses due to the events that occurred during the three months ended March 31, 2021 totaled approximately $39 million, with no reinsurance benefits used for these losses, resulting primarily from the deep freeze in Texas and Oklahoma and winter storms in California. In addition, the Company experienced unfavorable development of approximately $1 million and favorable development of approximately $4 million on prior years' catastrophe losses for the three months ended March 31, 2022 and 2021, respectively.

11. Notes Payable

The following table presents information about the Company's notes payable:

	Lender	Interest Rate	Maturity Date	March 31, 2022	December 31, 2021

				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, and U.S. Bank	LIBOR plus 112.5-150.0 basis points	March 31, 2026	—	—
Total principal amount				375,000	375,000
Less unamortized discount and debt issuance costs(3)				1,969	2,069
Total debt				$373,031	$372,931
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
(2)On March 29, 2017, the Company entered into an unsecured credit agreement (the "2017 Credit Agreement") that provided for revolving loans of up to $50 million and was set to mature on March 29, 2022. On March 31, 2021, the Company entered into an amended and restated credit agreement (the "Amended and Restated Credit Agreement") that amended and restated the 2017 Credit Agreement. The Amended and Restated Credit Agreement, among other things, extended the maturity date of the loan that was the subject of the 2017 Credit Agreement to March 31, 2026, added U.S. Bank as an additional lender, and increased the aggregate commitments by all the lenders to $75 million from $50 million under the 2017 Credit Agreement. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 20% to LIBOR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 16.4% at March 31, 2022, resulting in a 12.5 basis point commitment fee on the $75 million undrawn portion of the credit facility. As of April 28, 2022, there have been no borrowings under this facility.
(3)The unamortized discount and debt issuance costs are associated with the publicly traded $375 million senior unsecured notes. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized debt issuance cost of approximately $0.2 million associated with the $75 million unsecured credit facility maturing on March 31, 2026 is included in other assets in the Company's consolidated balance sheets and amortized to interest expense over the term of the credit facility.
12. Contingencies

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

On September 10, 2021, the California Department of Insurance ("DOI") served the Company a Notice of Non-Compliance ("NNC"), alleging violations in connection with its 2014 Rating & Underwriting Examination Report, which was adopted by the California DOI in 2019. The NNC itemizes alleged violations, many of which management believes were corrected or otherwise resolved during the course of the examination, and seeks penalties. The Company has participated in lengthy and detailed discussions with the California DOI since the adoption of the examination report, in an attempt to address the issues deemed unresolved by the California DOI, and has taken several additional corrective actions approved by the California DOI. The Company is continuing discussions with the California DOI in order to resolve the outstanding issues, or at least obtain the agreement of the California DOI to remove the resolved items from the NNC before proceeding to a formal hearing process if a settlement is not reached. The Company cannot reasonably predict the outcome of the hearing if it occurs, nor can it reasonably estimate the amount of penalties, if any.

On October 5, 2021, the Company received a letter from the California DOI requesting additional information on the amount of premium refunds or credits that the Company has provided or plans to further provide to its private passenger automobile policyholders, and the methodology used in determining such refunds or credits for the time period of March 2020 through at least March 2021, due to reduced driving during the pandemic. On October 6, 2021, the California DOI issued a press release alleging that the Company and two other insurers have not provided enough premium relief to the policyholders through premium refunds or credits for lower frequency resulting from reduced driving during the pandemic. Two private actions against the Company were also filed during the first quarter of 2022, asserting substantially the same arguments on behalf of an alleged class of similarly situated policyholders, and seeking restitution of the allegedly excessive premiums charged during the pandemic. The Company believes that the amounts returned to-date, including the mileage reductions on individual policies, have provided appropriate and material relief to its policyholders and that there is no legal basis for the California DOI or the courts to require the Company to issue additional refunds. The total amount of premiums returned to the Company's policyholders through refunds or credits is approximately $128 million, which reduced its net premiums earned for 2020. The Company has also worked with its agents and policyholders to reclassify exposures on an individual policy basis, including reducing mileage on a large number of vehicles since the pandemic began. Management believes the mileage reductions have significantly reduced premiums on those individual policies in a manner consistent with the Company’s filed and approved rates. However, the Company cannot predict whether or not the California DOI or private plaintiffs will take further actions against the Company related to the premium refunds and credits, which may include inducing the Company to provide additional premium refunds to its policyholders, nor can it reasonably estimate the amount of such additional refunds or other losses, if any, due to any potential actions by the California DOI or the courts and the Company's responses to such actions.

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of any additional regulatory or legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following tables present the Company's operating results by reportable segment:

	Three Months Ended March 31,
	2022			2021
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$955.4	$7.2	$962.6	$908.8	$7.1	$915.9
Less:
Losses and loss adjustment expenses	818.3	3.6	821.9	622.9	3.4	626.3
Underwriting expenses	229.1	3.3	232.4	227.3	2.8	230.1
Underwriting (loss) gain	(92.0)	0.3	(91.7)	58.6	0.9	59.5
Investment income			35.4			32.3
Net realized investment (losses) gains			(195.1)			41.7
Other income			2.6			3.2
Interest expense			(4.3)			(4.3)
Pre-tax (loss) income			$(253.1)			$132.4
Net (loss) income			$(196.9)			$107.0

The following tables present the Company’s net premiums earned and direct premiums written by reportable segment and line of insurance business:

	Three Months Ended March 31,
	2022			2021
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$659.3	$—	$659.3	$653.7	$—	$653.7
Homeowners	192.0	—	192.0	160.8	—	160.8
Commercial automobile	64.5	—	64.5	62.6	—	62.6
Other	39.6	7.2	46.8	31.7	7.1	38.8
Net premiums earned	$955.4	$7.2	$962.6	$908.8	$7.1	$915.9

Private passenger automobile	$681.3	$—	$681.3	$666.5	$—	$666.5
Homeowners	210.2	—	210.2	170.2	—	170.2
Commercial automobile	71.6	—	71.6	68.9	—	68.9
Other	48.3	6.8	55.1	41.0	6.8	47.8
Direct premiums written	$1,011.4	$6.8	$1,018.2	$946.6	$6.8	$953.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Certain statements contained in this report are forward-looking statements based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for the Company’s insurance products, inflation and general economic conditions, including general market risks associated with the Company’s investment portfolio; the accuracy and adequacy of the Company’s pricing methodologies; catastrophes in the markets served by the Company; uncertainties related to estimates, assumptions and projections generally; the possibility that actual loss experience may vary adversely from the actuarial estimates made to determine the Company’s loss reserves in general; the Company’s ability to obtain and the timing of the approval of premium rate changes for insurance policies issued in the states where it operates; legislation adverse to the automobile insurance industry or business generally that may be enacted in the states where the Company operates; the Company’s success in managing its business in non-California states; the presence of competitors with greater financial resources and the impact of competitive pricing and marketing efforts; the Company's ability to successfully manage its claims organization outside of California; the Company's ability to successfully allocate the resources used in the states with reduced or exited operations to its operations in other states; changes in driving patterns and loss trends; acts of war and terrorist activities; pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases; court decisions and trends in litigation and health care and auto repair costs; and legal, cybersecurity, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 15, 2022.
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

Note on COVID-19 and General Economic Conditions

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization (the "WHO"), and the pandemic has had a notable impact on general economic conditions, including, but not limited to, the temporary closures of many businesses, “shelter in place” and other governmental orders, and reduced consumer spending. The Company is following guidelines established by the Centers for Disease Control, the WHO, and the state and local governments. The Company has taken a number of precautionary steps to safeguard its customers, business and employees from COVID-19. Most of the Company's employees have been working remotely, with only certain operationally critical employees working on site at various locations. In November 2021, the Company extended its "work-from-home" policy indefinitely under the new "Mercury's My Workplace" policy, allowing most of its employees to work from anywhere in the U.S. beginning January 2022.

The Company’s automobile line of insurance business began experiencing a significant decrease in loss frequency in March of 2020, and it remained lower than historical levels through the first half of 2021, although it began to increase as more drivers returned to the road following the gradual reopening of businesses in California and other states. After bottoming out in the second quarter of 2020, loss frequency has been increasing and is near pre-pandemic levels, although it declined slightly in the first quarter of 2022 mostly due to seasonal factors and a temporary surge of the Omicron variant of COVID-19. The severity of accidents, for both bodily injury and the cost to repair vehicles, has increased following the outbreak of the COVID-19 pandemic, primarily due to a higher percentage of high-speed serious accidents on less congested roads and freeways. The costs to repair vehicles and treat bodily injuries may remain high due to supply chain and labor force issues exacerbated by the high overall inflation rate and the Russia-Ukraine war. Inflationary trends have accelerated to their highest level since the 1980s with the most recent consumer price index increase of 8.5%. Excessive inflation has led to significant increases in loss severities related to vehicle repairs and bodily injuries. The COVID-19 pandemic also created more uncertainty, and the total effect on losses occurring during the COVID-19 era will not be known for several years. The Company expects more late reported claims and a prolonged settlement period, particularly for bodily injury claims. Many courts have been closed, and claimants may have been reluctant to seek medical treatments due to the pandemic. The recent increases in loss frequency combined with sustained high loss severity have negatively impacted the Company's results of operations, and the Company has submitted private passenger automobile rate filings in many states requesting rate increases.

In March 2020, the Federal Open Market Committee (“FOMC”) of the Federal Reserve unveiled a set of aggressive measures to cushion the economic impact of the global COVID-19 crisis, including, among others, cutting the federal funds rate by 100 basis points to a range of 0.00% to 0.25% and establishing a series of emergency credit facilities in an effort to support the flow of credit in the economy, easing liquidity pressure and calming market turmoil. While volatility in the financial markets remains elevated, overall market liquidity concerns have eased following the actions taken by the FOMC. However, the FOMC started raising the federal funds rate in March 2022 as a response to inflationary pressures. The ensuing increases in market interest rates resulted in significant decreases in the fair values of the Company's fixed maturity securities during the first quarter of 2022. The Company believes that it will continue to have sufficient liquidity to support its business operations during the COVID-19 crisis and beyond without the forced sale of investments, based on its existing cash and short-term investments, future cash flows from operations, and $75 million of undrawn credit in its unsecured credit facility.

The Company will continue to monitor the effects of the COVID-19 pandemic, the legislative relief programs for the pandemic, the rising inflation and interest rates and the Russia-Ukraine war. The extent of these effects on the Company's business and financial results will depend largely on future developments, including the duration and severity of the pandemic, the high inflation rate and the war, most of which are highly uncertain and cannot be predicted.

B. Business

The Company is primarily engaged in writing personal automobile insurance through 13 insurance subsidiaries (“Insurance Companies”) in 11 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical protection, and umbrella insurance. The Company's insurance policies are mostly sold through independent agents who receive a commission for selling policies. The Company believes that it has thorough underwriting and claims handling processes that, together with its agent relationships, provide the Company with competitive advantages.
The following tables present direct premiums written, by state and line of insurance business, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$567,202	$160,704	$49,872	$51,328	$829,106	81.4%
Texas	23,180	24,680	12,351	1,557	61,768	6.1%
Other states (1)	90,906	24,871	9,350	2,232	127,359	12.5%
Total	$681,288	$210,255	$71,573	$55,117	$1,018,233	100.0%
	66.9%	20.7%	7.0%	5.4%	100.0%

	Three Months Ended March 31, 2021
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$588,807	$140,140	$46,509	$44,048	$819,504	86.0%
Other states (1)	77,689	30,079	22,357	3,728	133,853	14.0%
Total	$666,496	$170,219	$68,866	$47,776	$953,357	100.0%
	69.9%	17.9%	7.2%	5.0%	100.0%
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

The following table presents a summary of recent and upcoming examinations:

State	Exam Type	Exam Period Covered	Status
CA, FL, GA, IL, OK, TX	Coordinated Multi-state Financial	2018-2021	Examination began in the second quarter of 2022.

During the course of and at the conclusion of the examinations, the examining DOI generally reports findings to the Company.

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of any additional regulatory or legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and Note 12. Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report.

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
At March 31, 2022 and December 31, 2021, the Company recorded its point estimate of approximately $2.31 billion and $2.23 billion ($2.27 billion and $2.19 billion, net of reinsurance), respectively, in loss reserves, which included approximately $1.10 billion and $1.03 billion ($1.09 billion and $1.02 billion, net of reinsurance), respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to March 31, 2022 and December 31, 2021, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
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
For a further discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues

Net premiums earned and net premiums written for the three months ended March 31, 2022 increased 5.1% and 6.4%, respectively, from the corresponding period in 2021. The increase in net premiums earned and net premiums written for the three months ended March 31, 2022 compared to the corresponding period in 2021 was primarily due to higher average premiums per policy arising from rate increases in the California homeowners line of insurance business and increases in the number of policies written outside of California, partially offset by a decrease in the number of private passenger automobile policies written in California.

Net premiums earned included ceded premiums earned of $17.5 million and $15.5 million for the three months ended March 31, 2022 and 2021, respectively. Net premiums written included ceded premiums written of $17.6 million and $15.6 million for the three months ended March 31, 2022 and 2021, respectively. The increase in ceded premiums earned and ceded premiums written for the three months ended March 31, 2022 compared to the corresponding period in 2021 resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

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

The following is a reconciliation of net premiums earned to net premiums written:

	Three Months Ended March 31,
	2022	2021

	(Amounts in thousands)
Net premiums earned	$962,550	$915,922
Change in net unearned premiums	48,248	34,461
Net premiums written	$1,010,798	$950,383

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended March 31,
	2022	2021

Loss ratio	85.4%	68.4%
Expense ratio	24.1%	25.1%
Combined ratio	109.5%	93.5%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio for the first quarter of 2022 and 2021 was affected by unfavorable development of approximately $53 million and favorable development of approximately $1 million, respectively, on prior accident years' loss and loss adjustment expense reserves. The unfavorable development for the first quarter of 2022 was primarily attributable to higher than estimated losses and loss adjustment expenses in the automobile and commercial property lines of insurance business, partially offset by favorable development in the homeowners line of insurance business. Inflationary trends have accelerated to their highest level in decades, which has had a significant impact on the cost of auto parts and labor as well as medical expenses for bodily injuries, and supply chain and labor shortage issues have lengthened the time to repair vehicles. Bodily injury costs are also under pressure from social inflation. These factors were major contributors to the adverse reserve development in the automobile line of insurance business. The favorable development for the first quarter of 2021 was primarily attributable to lower than estimated losses and loss adjustment expenses in the commercial property and private passenger automobile lines of insurance business, mostly offset by unfavorable development in the commercial automobile line of insurance business.

In addition, the 2022 loss ratio was negatively impacted by approximately $21 million of catastrophe losses, excluding unfavorable development of approximately $1 million on prior years' catastrophe losses, primarily due to winter storms in Texas and California. The 2021 loss ratio was negatively impacted by approximately $39 million of catastrophe losses, excluding favorable development of approximately $4 million on prior years' catastrophe losses, primarily due to the deep freeze in Texas and Oklahoma and winter storms in California.

Excluding the effect of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 77.7% and 64.3% for the first quarter of 2022 and 2021, respectively. The increase in the loss ratio was primarily due to an increase in loss frequency and severity in the automobile line of insurance business, partially offset by higher average premiums per policy arising from rate increases in the California homeowners line of insurance business. After bottoming out in the second quarter of 2020, automobile loss frequency has been increasing and is near pre-pandemic levels, although it declined slightly in the first quarter of 2022 mostly due to seasonal factors and a temporary surge of the Omicron variant of COVID-19. The inflationary pressures and the supply chain and labor shortage issues discussed above have led to a significant increase in automobile loss severity and increased losses and loss adjustment expenses for the insured events of the current accident year for the three months ended March 31, 2022 compared to the corresponding period in 2021.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for the three months ended March 31, 2022 decreased compared to the corresponding period in 2021. Higher average premiums per policy arising from rate increases in the California homeowners line of insurance business contributed to the decrease in the expense ratio. In addition, expenses for profitability-related accruals and advertising decreased, partially offset by an increase in expense for allowance for credit losses.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax (benefit) expense was $(56.2) million and $25.4 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in income tax expense was primarily due to a $385.6 million decrease in total pre-tax income. Tax-exempt investment income, a component of total pre-tax (loss) income, remained relatively steady with the corresponding period in 2021.

The Company’s effective income tax rate can be affected by several factors. These generally include large changes in the composition of fully taxable income including net realized investment gains or losses, tax-exempt investment income, non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. Tax-exempt investment income of approximately $17 million coupled with pre-tax loss of approximately $253 million resulted in an effective tax rate of 22.2%, above the statutory tax rate of 21%, for the three months ended March 31, 2022, while tax-exempt investment income of approximately $19 million coupled with pre-tax income of approximately $132 million resulted in an effective tax rate of 19.2%, below the statutory rate, for the corresponding period in 2021.

Investments

The following table presents the investment results of the Company:

	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands)
Average invested assets at cost (1)	$4,863,814	$4,538,185
Net investment income (2)
Before income taxes	$35,351	$32,279
After income taxes	$30,921	$28,784
Average annual yield on investments
Before income taxes	2.9%	2.9%
After income taxes	2.5%	2.5%
Net realized investment (losses) gains	$(195,086)	$41,691
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2) Higher net investment income before and after income taxes for the three months ended March 31, 2022 compared to the corresponding period in 2021 resulted largely from higher average invested assets.

The following tables present the components of net realized investment gains (losses) included in net income:

	Three Months Ended March 31, 2022
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(2,800)	$(157,929)	$(160,729)
Equity securities (1)(3)	5,562	(40,321)	(34,759)
Short-term investments (1)	(825)	2	(823)
Note receivable (1)	—	—	—
Options sold	1,307	(82)	1,225
Total	$3,244	$(198,330)	$(195,086)

	Three Months Ended March 31, 2021
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(3,247)	$(8,057)	$(11,304)
Equity securities (1)(3)	17,959	34,520	52,479
Short-term investments (1)	1	68	69
Note receivable (1)	—	(13)	(13)
Options sold	370	90	460
Total	$15,083	$26,608	$41,691
__________
(1)The changes in fair value of the investment portfolio and note receivable resulted from application of the fair value option.
(2)The decreases in fair value of fixed maturity securities for the first quarter of 2022 and 2021 primarily resulted from increases in market interest rates.
(3)The primary cause for the decrease in fair value of equity securities for the first quarter of 2022 was the overall decline in equity markets. The primary cause for the increase in fair value of equity securities for the first quarter of 2021 was the overall improvement in equity markets.

Net (Loss) Income

	Three Months Ended March 31,
	2022	2021

	(Amounts in thousands, except per share data)
Net (loss) income	$(196,917)	$106,995
Basic average shares outstanding	55,371	55,361
Diluted average shares outstanding	55,371	55,372
Basic Per Share Data:
Net (loss) income	$(3.56)	$1.93
Net realized investment (losses) gains, net of tax	$(2.78)	$0.59
Diluted Per Share Data:
Net (loss) income	$(3.56)	$1.93
Net realized investment (losses) gains, net of tax	$(2.78)	$0.59

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $429.7 million at March 31, 2022 as well as $75 million of credit available on the unsecured credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the three months ended March 31, 2022 was $106.6 million, a decrease of $67.9 million compared to the corresponding period in 2021. The decrease was primarily due to an increase in payments for losses and loss adjustment expenses, partially offset by an increase in premium collections and a decrease in payments for operating expenses. The Company utilized the cash provided by operating activities during the three months ended March 31, 2022 primarily for the net purchases of investment securities and payment of dividends to its shareholders.

The following table presents the estimated fair value of fixed maturity securities at March 31, 2022 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$394,084
Due after one year through two years	177,773
Due after two years through three years	125,628
Due after three years through four years	193,077
Due after four years through five years	272,329
Total due within five years	$1,162,891

B. Reinsurance
For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake.
The Company is the assuming reinsurer under a Catastrophe Participation Reinsurance Contract (the "Contract") effective through December 31, 2022. The Company reimburses a group of affiliates of a ceding company for a proportional share of a portfolio of catastrophe losses based on the premiums ceded to the Company under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 73.5% and 71% for the 12 months ending December 31, 2022 and 2021, respectively. The total assumed premium under the Contract is $10.0 million and $12.5 million for the 12 months ending December 31, 2022 and 2021, respectively. The total possible amount of losses for the Company under the Contract is $25.0 million and $31.3 million for the 12 months ending December 31, 2022 and 2021, respectively. The Company recognized $2.5 million and $3.1 million in earned premiums and $2.4 million and $3.9 million in incurred losses under the Contract for the three months ended March 31, 2022 and 2021, respectively.

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
__________
(1) The increase in the annual premium is primarily due to an increase in reinsurance coverage and rates and growth in the covered book of business.
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

The catastrophe events that occurred in 2022 caused approximately $21 million in losses to the Company, resulting primarily from winter storms in Texas and California. No reinsurance benefits were available under the Treaty for these losses as none of the 2022 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $40 million under the Treaty for the 12 months ending June 30, 2022.

The catastrophe events that occurred in 2021 caused approximately $112 million in losses to the Company as of March 31, 2022, resulting primarily from the deep freeze and other extreme weather events in Texas and Oklahoma, rainstorms, wildfires and winter storms in California, and the impact of Hurricane Ida in New Jersey and New York. No reinsurance benefits were available under the Treaty for these losses as none of the 2021 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $40 million under the Treaty for each of the 12 months ending June 30, 2022 and 2021.

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

The following table presents the composition of the total investment portfolio of the Company at March 31, 2022:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$13,625	$13,477
Municipal securities	2,775,838	2,780,244
Mortgage-backed securities	156,697	151,840
Corporate securities	542,038	511,952
Collateralized loan obligations	315,041	314,193
Other asset-backed securities	192,625	187,973
	3,995,864	3,959,679
Equity securities:
Common stock	573,516	779,229
Non-redeemable preferred stock	64,429	62,247
Private equity funds measured at net asset value (2)	131,989	104,539
	769,934	946,015
Short-term investments	134,997	133,920
Total investments	$4,900,795	$5,039,614
______________
(1)    Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.
(2)    The fair value is measured using the NAV practical expedient. See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.
At March 31, 2022, 44.9% of the Company’s total investment portfolio at fair value and 57.1% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At March 31, 2022, 84.8% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.

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

The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	March 31, 2022	December 31, 2021

	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	10.9	10.8
including short-term investments	10.6	10.4
Call-adjusted average maturity:
excluding short-term investments	4.9	4.6
including short-term investments	4.7	4.5
Modified duration reflecting anticipated early calls:
excluding short-term investments	3.5	3.5
including short-term investments	3.4	3.4
Short-Term Investments	—	—

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at March 31, 2022, consistent with the average rating at December 31, 2021. The Company's municipal bond holdings, of which 81.3% were tax exempt, represented 57.1% of its fixed maturity securities portfolio at March 31, 2022, at fair value, and are broadly diversified geographically. See Part I-Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and credit quality ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At March 31, 2022, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $7.0 million and $16.6 million, respectively, at fair value, and represented 0.2% and 0.4%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2021, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $7.1 million and $17.3 million, respectively, at fair value, and represented 0.2% and 0.4%, respectively, of total fixed maturity securities.
The overall credit ratings for the Company’s fixed maturity securities portfolio were relatively stable during the three months ended March 31, 2022, with 97.5% of fixed maturity securities at fair value experiencing no change in their overall rating. 2.2% and 0.3% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the three months ended March 31, 2022.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	March 31, 2022
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds:
Treasuries	$13,477	$—	$—	$—	$—	$13,477
Total	13,477	—	—	—	—	13,477
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	64,040	267,363	94,274	39,909	2,463	468,049
Uninsured	101,833	806,523	1,205,580	180,464	17,795	2,312,195
Total	165,873	1,073,886	1,299,854	220,373	20,258	2,780,244
	6.0%	38.6%	46.8%	7.9%	0.7%	100.0%
Mortgage-backed securities:
Commercial	13,507	10,071	—	—	—	23,578
Agencies	677	—	—	—	—	677
Non-agencies:
Prime	16,940	102,794	5,848	—	500	126,082
Alt-A	—	493	—	162	848	1,503
Total	31,124	113,358	5,848	162	1,348	151,840
	20.4%	74.7%	3.9%	0.1%	0.9%	100.0%
Corporate securities:
Communications	—	175	—	6,044	—	6,219
Consumer, cyclical	—	1,883	—	68,230	—	70,113
Consumer, non-cyclical	—	9,975	16,408	19,138	—	45,521
Energy	—	6,009	3,716	41,686	—	51,411
Financial	—	23,345	67,801	79,816	3,526	174,488
Industrial	—	—	52,394	76,751	—	129,145
Technology	—	—	—	734	—	734
Utilities	—	—	19,075	15,246	—	34,321
Total	—	41,387	159,394	307,645	3,526	511,952
	—%	8.1%	31.1%	60.1%	0.7%	100.0%
Collateralized loan obligations:
Corporate	30,251	89,801	194,141	—	—	314,193
Total	30,251	89,801	194,141	—	—	314,193
	9.6%	28.6%	61.8%	—%	—%	100.0%

Other asset-backed securities	19,579	77,002	60,719	30,673	—	187,973
	10.4%	41.0%	32.3%	16.3%	—%	100.0%
Total	$260,304	$1,395,434	$1,719,956	$558,853	$25,132	$3,959,679
	6.6%	35.2%	43.5%	14.1%	0.6%	100.0%
_____________
(1)Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds

The Company had $13.5 million and $13.1 million, each representing 0.3% of its fixed maturity securities portfolio, at fair value, in U.S. government bonds at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, Moody's and Fitch ratings for U.S. government-issued debt were Aaa and AAA, respectively, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 1.4 years and 0.9 years at March 31, 2022 and December 31, 2021, respectively.

Municipal Securities

The Company had $2.78 billion and $2.84 billion, or 70.2% and 70.5% of its fixed maturity securities portfolio, at fair value, in municipal securities, $468.0 million and $424.1 million of which were insured, at March 31, 2022 and December 31, 2021, respectively. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute securities ratings and the underlying credit ratings as of March 31, 2022 and December 31, 2021.
At March 31, 2022 and December 31, 2021, 56.6% and 56.8%, respectively, of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement and ratings reflecting the credit of the underlying issuers. At March 31, 2022 and December 31, 2021, the average rating of the Company’s insured municipal securities was A+, which corresponded to the average rating of the investment grade bond insurers. The remaining 43.4% and 43.2% of insured municipal securities at March 31, 2022 and December 31, 2021, respectively, were non-rated or below investment grade, and were insured by bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 3.2 years and 3.1 years at March 31, 2022 and December 31, 2021, respectively.
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

Mortgage-Backed Securities

At March 31, 2022 and December 31, 2021, substantially all of the mortgage-backed securities portfolio of $151.8 million and $137.0 million, or 3.8% and 3.4%, respectively, of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to “prime” residential and commercial real estate borrowers. The Company had holdings of $23.6 million and $25.2 million at fair value ($23.8 million and $25.1 million at amortized cost) in commercial mortgage-backed securities at March 31, 2022 and December 31, 2021, respectively.
The weighted-average rating of the entire mortgage-backed securities portfolio was AA at each of March 31, 2022 and December 31, 2021. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 7.8 years and 7.9 years at March 31, 2022 and December 31, 2021, respectively.

Corporate Securities

Corporate securities included in fixed maturity securities were as follows:

	March 31, 2022	December 31, 2021

	(Dollars in thousands)
Corporate securities at fair value	$511,952	$523,853
Percentage of total fixed maturity securities portfolio	12.9%	13.0%
Modified duration	3.7 years	3.8 years
Weighted-average rating	BBB+	BBB+

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities were as follows:

	March 31, 2022	December 31, 2021

	(Dollars in thousands)
Collateralized loan obligations at fair value	$314,193	$314,153
Percentage of total fixed maturity securities portfolio	7.9%	7.8%
Modified duration	5.9 years	6.3 years
Weighted-average rating	A+	AA-

Other Asset-Backed Securities

Other asset-backed securities included in fixed maturity securities were as follows:

	March 31, 2022	December 31, 2021

	(Dollars in thousands)
Other asset-backed securities at fair value	$187,973	$200,209
Percentage of total fixed maturity securities portfolio	4.7%	5.0%
Modified duration	3.5 years	2.6 years
Weighted-average rating	AA-	AA-

Equity Securities

Equity holdings of $946.0 million and $970.9 million at fair value, as of March 31, 2022 and December 31, 2021, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The Company had a net (loss) gain of $(40.3) million and $34.5 million due to changes in fair value of the Company’s equity securities portfolio for the three months ended March 31, 2022 and 2021, respectively. The primary cause for the decrease in fair value of the Company’s equity securities portfolio for the three months ended March 31, 2022 was the overall decline in equity markets. The primary cause for the increase in fair value of the Company’s equity securities portfolio for the three months ended March 31, 2021 was the overall improvement in equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At March 31, 2022, 18.8% of the total investment portfolio at fair value was held in equity securities, compared to 18.9% at December 31, 2021 .
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

On March 29, 2017, the Company entered into the 2017 Credit Agreement that provided for revolving loans of up to $50 million and was set to mature on March 29, 2022. On March 31, 2021, the Company entered into the Amended and Restated Credit Agreement that amended and restated the 2017 Credit Agreement. The Amended and Restated Credit Agreement, among other things, extended the maturity date of the loan that was the subject of the 2017 Credit Agreement to March 31, 2026, added U.S. Bank as an additional lender, and increased the aggregate commitments by all the lenders to $75 million from $50 million under the 2017 Credit Agreement. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 20% to LIBOR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 16.4% at March 31, 2022, resulting in a 12.5 basis point commitment fee on the $75 million undrawn portion of the credit facility. As of April 28, 2022, there have been no borrowings under this facility.

The Company was in compliance with all of the financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at March 31, 2022.

For additional information on debt, see Note 11. Notes Payable of the Notes to Consolidated Financial Statements.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.75 billion at March 31, 2022, and net premiums written of $3.9 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.23 to 1 at March 31, 2022.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of March 31, 2022, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2021.

The following table presents fixed maturity municipal securities by state in descending order of holdings at fair value at March 31, 2022:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$325,790	AA-
Florida	270,358	A+
California	262,681	AA-
New York	243,789	AA-
Illinois	182,844	A
Other states	1,494,782	A+
Total	$2,780,244

At March 31, 2022, the fixed maturity municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Texas and Florida. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.

Taxable fixed maturity securities represented 42.9% of the Company’s total fixed maturity securities portfolio at fair value at March 31, 2022. 0.8% of the Company’s taxable fixed maturity securities at fair value were comprised of U.S. government bonds, which were rated AAA at March 31, 2022. 0.3% of the Company’s taxable fixed maturity securities at fair value, representing 0.1% of its total fixed maturity securities portfolio at fair value, were rated below investment grade at March 31, 2022. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in equity markets.

At March 31, 2022, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $779.2 million in common stocks, $62.2 million in non-redeemable preferred stocks, and $104.5 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 15.5% of total investments at fair value at March 31, 2022. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

	(Amounts in thousands, except average Beta)
Average Beta	1.00	1.14
Hypothetical reduction of 25% in the overall value of the stock market	$194,807	$227,152
Hypothetical reduction of 50% in the overall value of the stock market	$389,615	$454,304

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
The fixed maturity securities portfolio, which represented 78.6% of total investments at March 31, 2022 at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 3.4 years at each of March 31, 2022 and December 31, 2021.

If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at March 31, 2022 would decrease by $138.8 million and $277.5 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company's fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of any additional legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. See also “Overview-C. Regulatory and Legal Matters” in Part I-Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 1A. Risk Factors

The Company’s business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the United States Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Except as set forth below, the risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 have not changed in any material respect.

High inflation levels could have adverse consequences for the Company, the insurance industry and the U.S. economy generally.

The U.S. economy is currently experiencing increasing levels of inflation, which creates a heightened level of risk for the Company, the insurance industry and the U.S. economy generally. Rising inflation may impact the reliability of the Company's loss reserve estimates and its ability to accurately price insurance products, and may create additional volatility in the fair value of its investments. Additionally, regulatory agencies, such as various state Departments of Insurance, the U.S. government and Federal Reserve may be slow to approve rate changes or adopt measures to attempt to control inflation, which could affect the Company's ability to generate profits and cash flow. There can be no assurance that inflation rates will not continue to escalate in the future or that measures adopted or that may be adopted by the U.S. government or the Federal Reserve to control inflation will be effective or successful. Continuing significant inflation could have a prolonged effect on the U.S. economy and could in turn increase the Company's operating and loss costs due to higher labor and materials costs, and may negatively affect its business, financial condition and results of operations.

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

MERCURY GENERAL CORPORATION

Date: May 3, 2022	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: May 3, 2022	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer