Form 10-Q
period 2022-06-30
MERCURY GENERAL CORP
filed 2022-08-02
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At July 27, 2022, the registrant had issued and outstanding an aggregate of 55,371,127 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $4,003,142; $3,909,780)	$3,878,684	$4,031,523
Equity securities (cost $741,090; $754,536)	782,802	970,939
Short-term investments (cost $174,874; $141,206)	172,130	140,127
Total investments	4,833,616	5,142,589
Cash	290,002	335,557
Receivables:
Premiums	639,272	621,740
Allowance for credit losses on premiums receivable	(6,000)	(6,000)
Premiums receivable, net of allowance for credit losses	633,272	615,740
Accrued investment income	46,071	43,299
Other	7,358	7,600
Total receivables	686,701	666,639
Reinsurance recoverables	27,707	45,000
Deferred policy acquisition costs	273,533	258,259
Fixed assets (net of accumulated depreciation $318,453; $308,997)	189,600	191,332
Operating lease right-of-use assets	26,952	31,967
Current income taxes	44,460	20,108
Deferred income taxes	39,071	—
Goodwill	42,796	42,796
Other intangible assets, net	9,722	10,255
Other assets	35,505	27,970
Total assets	$6,499,665	$6,772,472
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$2,386,822	$2,226,430
Unearned premiums	1,597,940	1,519,799
Notes payable	373,130	372,931
Accounts payable and accrued expenses	165,922	169,125
Operating lease liabilities	29,799	34,577
Deferred income taxes	—	53,569
Other liabilities	283,687	255,760
Total liabilities	4,837,300	4,632,191
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,371; 55,371	98,947	98,943
Retained earnings	1,563,418	2,041,338
Total shareholders’ equity	1,662,365	2,140,281
Total liabilities and shareholders’ equity	$6,499,665	$6,772,472

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Net premiums earned	$987,512	$926,820	$1,950,062	$1,842,741
Net investment income	38,555	30,953	73,906	63,232
Net realized investment (losses) gains	(241,938)	58,805	(437,024)	100,496
Other	1,496	2,197	4,142	5,402
Total revenues	785,625	1,018,775	1,591,086	2,011,871
Expenses:
Losses and loss adjustment expenses	826,779	657,228	1,648,713	1,283,572
Policy acquisition costs	156,482	150,984	318,574	315,414
Other operating expenses	69,430	70,927	139,720	136,485
Interest	4,274	4,235	8,548	8,577
Total expenses	1,056,965	883,374	2,115,555	1,744,048
(Loss) income before income taxes	(271,340)	135,401	(524,469)	267,823
Income tax (benefit) expense	(60,659)	26,220	(116,870)	51,647
Net (loss) income	$(210,681)	$109,181	$(407,599)	$216,176
Net (loss) income per share:
Basic	$(3.80)	$1.97	$(7.36)	$3.90
Diluted	$(3.80)	$1.97	$(7.36)	$3.90
Weighted average shares outstanding:
Basic	55,371	55,371	55,371	55,366
Diluted	55,371	55,376	55,371	55,375

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common stock, beginning of period	$98,947	$98,837	$98,943	$98,970
Proceeds from stock options exercised	—	—	—	215
Share-based compensation expense	—	35	15	70
Withholding tax on stock options exercised	—	—	(11)	(383)
Common stock, end of period	98,947	98,872	98,947	98,872
Retained earnings, beginning of period	1,809,260	2,005,600	2,041,338	1,933,627
Net (loss) income	(210,681)	109,181	(407,599)	216,176
Dividends paid to shareholders	(35,161)	(35,022)	(70,321)	(70,044)
Retained earnings, end of period	1,563,418	2,079,759	1,563,418	2,079,759
Total shareholders’ equity, end of period	$1,662,365	$2,178,631	$1,662,365	$2,178,631

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(407,599)	$216,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,699	36,842
Net realized investment losses (gains)	437,024	(100,496)
Increase in premiums receivable	(17,532)	(26,634)
Decrease (increase) in reinsurance recoverables	17,293	(4,217)
Changes in current and deferred income taxes	(116,992)	435
Increase in deferred policy acquisition costs	(15,274)	(3,829)
Increase in loss and loss adjustment expense reserves	160,392	99,711
Increase in unearned premiums	78,141	65,251
(Decrease) increase in accounts payable and accrued expenses	(1,756)	375
Share-based compensation	15	70
Other, net	15,495	33,557
Net cash provided by operating activities	194,906	317,241
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(777,936)	(574,598)
Sales	365,827	86,022
Calls or maturities	266,801	225,650
Equity securities available for sale in nature:
Purchases	(484,172)	(434,406)
Sales	504,912	466,292
Changes in securities payable and receivable	2,694	32,107
Increase in short-term investments	(32,711)	(1,126)
Purchases of fixed assets	(17,072)	(17,802)
Other, net	2,454	973
Net cash used in investing activities	(169,203)	(216,888)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(70,321)	(70,044)
Proceeds from stock options exercised	—	215
Payments on finance lease obligations	(937)	(388)
Net cash used in financing activities	(71,258)	(70,217)
Net (decrease) increase in cash	(45,555)	30,136
Cash:
Beginning of the year	335,557	348,479
End of period	$290,002	$378,615
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$8,325	$8,303
Income taxes paid, net	$175	$51,209

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation
The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at June 30, 2022 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for more complete descriptions and discussions. Operating results and cash flows for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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
Earnings per Share
For the three and six months ended June 30, 2022, the dilutive impact of incremental shares was excluded as the Company generated a net loss. There were no potentially dilutive securities with anti-dilutive effect for the three and six months ended June 30, 2021.
Dividends per Share
The Company declared and paid a dividend per share of $0.6350 and $0.6325 during the three months ended June 30, 2022 and 2021, respectively, and dividends per share of $1.2700 and $1.2650 during the six months ended June 30, 2022 and 2021, respectively.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $156.5 million and $151.0 million for the three months ended June 30, 2022 and 2021, respectively, and $318.6 million and $315.4 million for the six months ended June 30, 2022 and 2021, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $3.8 million and $11.6 million for the three months ended

June 30, 2022 and 2021, respectively, and $7.8 million and $21.4 million for the six months ended June 30, 2022 and 2021, respectively.

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

The Company is party to a Catastrophe Reinsurance Treaty (the "Treaty") covering a wide range of perils that is effective through June 30, 2023. The Treaty provides $936 million of coverage on a per occurrence basis after covered catastrophe losses exceed the $60 million Company retention limit. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies, such as homeowners, but does cover losses from fires following an earthquake. The Treaty provides for one full reinstatement of coverage limits with a minor exception at certain upper layers of coverage, and includes some additional minor territorial and coverage restrictions.

The effect of reinsurance on property and casualty premiums written and earned was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Amounts in thousands)
Premiums Written
Direct	$1,025,749	$963,418	$2,037,134	$1,910,024
Ceded	(17,370)	(15,785)	(34,971)	(31,428)
Assumed	279	218	10,444	12,887
Net	$1,008,658	$947,851	$2,012,607	$1,891,483
Premiums Earned
Direct	$994,659	$931,833	$1,964,822	$1,852,900
Ceded	(17,097)	(15,617)	(34,559)	(31,160)
Assumed	2,742	3,299	5,459	6,590
Net	$980,304	$919,515	$1,935,722	$1,828,330

The Company recognized ceded premiums earned of approximately $17 million and $16 million for the three months ended June 30, 2022 and 2021, respectively, and $35 million and $31 million for the six months ended June 30, 2022 and 2021, respectively, which are included in net premiums earned in its consolidated statements of operations. The Company recognized ceded losses and loss adjustment expenses of approximately $(6) million and $(4) million for the three months ended June 30, 2022 and 2021, respectively, and $(13) million and $(3) million for the six months ended June 30, 2022 and 2021, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The negative ceded losses and loss adjustment expenses for the three and six months ended June 30, 2022 and 2021 were primarily the result of favorable development on prior years' catastrophe losses that had been ceded to the Company's reinsurers.

The Company's insurance subsidiaries, as primary insurers, are required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.
Revenue from Contracts with Customers (Topic 606)

The Company's revenue from contracts with customers is commission income earned from third-party insurers by its 100% owned insurance agencies, which amounted to approximately $4.6 million and $5.0 million, with related expenses of $2.8 million and $3.2 million, for the three months ended June 30, 2022 and 2021, respectively, and $9.0 million and $11.3 million, with related expenses of $5.6 million and $6.9 million, for the six months ended June 30, 2022 and 2021, respectively.

All of the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting (see Note 13. Segment Information).

As of June 30, 2022 and December 31, 2021, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

Allowance for Credit Losses

Financial Instruments - Credit Losses (Topic 326) uses the "expected loss" methodology for recognizing credit losses for financial assets that are not accounted for at fair value through net income. The Company's investment portfolio, which does not include accrued investment income, is not subject to Topic 326 as it applies the fair value option to all of its investments (see Note 4. Fair Value Option). The estimated allowance amounts for credit losses at June 30, 2022 and December 31, 2021 related to premiums receivable.

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

The improving economy and declining unemployment rate contributed to the reduction in allowance for credit losses in the first half of 2021. However, the rising inflation rate had a negative impact on the allowance for credit losses for the first half of 2022, mostly offsetting the positive impact of some improvements in the economy.

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Amounts in thousands)
Beginning balance	$6,000	$7,000	$6,000	$10,000
Provision during the period for expected credit losses	1,007	(390)	2,177	(2,532)
Write-off amounts during the period	(1,168)	(757)	(2,487)	(1,771)
Recoveries during the period of amounts previously written off	161	147	310	303
Ending balance	$6,000	$6,000	$6,000	$6,000

Accrued Interest Receivables

The Company made certain accounting policy elections for its accrued interest receivables allowed under Topic 326: a) an election to present accrued interest receivable balances separately from the associated financial assets on the balance sheet, and b) an election not to measure an allowance for credit losses on accrued interest receivable amounts and instead write off uncollectible accrued interest amounts in a timely manner by reversing interest income. The Company's accrued interest receivable balances are included in accrued investment income receivable in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off during the three and six months ended June 30, 2022 and 2021.

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

The following table presents the fair values of financial instruments:

	June 30, 2022	December 31, 2021

	(Amounts in thousands)
Assets
Investments	$4,833,616	$5,142,589
Liabilities
Options sold	122	301
Notes payable	366,338	413,378
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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at June 30, 2022 and December 31, 2021. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary of such VIEs. The Company's maximum exposure to loss with respect to these VIEs is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At June 30, 2022 and December 31, 2021, the Company had approximately $10 million and $32 million, respectively, in unfunded commitments to these VIEs.

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

Notes Payable
The fair value of the Company’s publicly traded $375 million unsecured notes at June 30, 2022 and December 31, 2021 was obtained from a third party pricing service.

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

The following table presents gains or losses recognized due to changes in fair value of financial instruments pursuant to application of the fair value option:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Amounts in thousands)
Fixed maturity securities	$(88,273)	$12,448	$(246,201)	$4,391
Equity securities	(134,369)	32,421	(174,690)	66,942
Short-term investments	(1,667)	(59)	(1,665)	9
Total investments	$(224,309)	$44,810	$(422,556)	$71,342
Note receivable	—	(15)	—	(28)
Total (losses) gains	$(224,309)	$44,795	$(422,556)	$71,314

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities
The Company’s fair value measurements are based on the market approach, which utilizes market transaction data for the same or similar instruments. The Company obtained unadjusted fair values on 98.1% of its investment portfolio at fair value from an independent pricing service at June 30, 2022.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $26.0 million and $25.2 million at fair value in commercial mortgage-backed securities at June 30, 2022 and December 31, 2021, respectively.

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
Level 3 measurements - Fair values of financial assets and financial liabilities are based on inputs that are both unobservable and significant to the overall fair value measurement, including any items in which the evaluated prices obtained elsewhere are deemed to be of a distressed trading level. At June 30, 2022 and December 31, 2021, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity funds measured at net asset value ("NAV") is determined using NAV as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. At June 30, 2022, the Company had invested or committed capital in five such funds: the strategy of three such funds with a combined fair value of approximately $89.3 million at June 30, 2022 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers, and equity interests in vehicles established to purchase and warehouse loans; the strategy of another such fund with a fair value of approximately $0.6 million at June 30, 2022 is to achieve favorable long-term financial returns and measurable positive social and environmental returns by investing in privately held technology, healthcare, specialty consumer goods and service companies; and the strategy of the other such fund with approximately $10 million in committed capital and no funded capital at June 30, 2022 is to achieve long-term capital appreciation through privately-negotiated venture capital investments in seed- and early-stage portfolio companies with technology-enabled business models. The Company had approximately $10 million in unfunded commitments at June 30, 2022 with respect to the private equity funds measured at NAV. The underlying assets of the funds are expected to be liquidated over the period of approximately one year to ten years from June 30, 2022. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	June 30, 2022
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$14,026	$—	$—	$14,026
Municipal securities	—	2,710,968	—	2,710,968
Mortgage-backed securities	—	156,074	—	156,074
Corporate securities	—	522,529	—	522,529
Collateralized loan obligations	—	301,046	—	301,046
Other asset-backed securities	—	174,041	—	174,041
Total fixed maturity securities	14,026	3,864,658	—	3,878,684
Equity securities:
Common stock	635,185	—	—	635,185
Non-redeemable preferred stock	—	57,721	—	57,721
Private equity funds measured at net asset value (1)				89,896
Total equity securities	635,185	57,721	—	782,802
Short-term investments:
Short-term bonds	795	11,184	—	11,979
Money market instruments	156,643	3,480	—	160,123
Other	28	—	—	28
Total short-term investments	157,466	14,664	—	172,130
Total assets at fair value	$806,677	$3,937,043	$—	$4,833,616
Liabilities
Other liabilities:
Options sold	$122	$—	$—	$122
Total liabilities at fair value	$122	$—	$—	$122

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$13,085	$—	$—	$13,085
Municipal securities	—	2,843,221	—	2,843,221
Mortgage-backed securities	—	137,002	—	137,002
Corporate securities	—	523,853	—	523,853
Collateralized loan obligations	—	314,153	—	314,153
Other asset-backed securities	—	200,209	—	200,209
Total fixed maturity securities	13,085	4,018,438	—	4,031,523
Equity securities:
Common stock	797,024	—	—	797,024
Non-redeemable preferred stock	—	65,501	—	65,501
Private equity funds measured at net asset value (1)				108,414
Total equity securities	797,024	65,501	—	970,939
Short-term investments:
Short-term bonds	1,453	15,748	—	17,201
Money market instruments	122,917	—	—	122,917
Other	9	—	—	9
Total short-term investments	124,379	15,748	—	140,127
Total assets at fair value	$934,488	$4,099,687	$—	$5,142,589
Liabilities
Other liabilities:
Options sold	$301	$—	$—	$301
Total liabilities at fair value	$301	$—	$—	$301
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the six months ended June 30, 2022 and 2021.

At June 30, 2022, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	June 30, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$373,130	$366,338	$—	$366,338	$—

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$372,931	$413,378	$—	$413,378	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at June 30, 2022 and December 31, 2021 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 11. Notes Payable for additional information on unsecured notes.

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
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Derivatives
	June 30, 2022	December 31, 2021

	(Amount in thousands)
Options sold - Other liabilities	$122	$301
Total	$122	$301

	Gains Recognized in Net Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Amounts in thousands)
Options sold - Net realized investment (losses) gains	$1,404	$323	2,628	783
Total	$1,404	$323	$2,628	$783

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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2022 and 2021. No accumulated goodwill impairment losses existed at June 30, 2022 and December 31, 2021. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and six months ended June 30, 2022 and 2021. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 13. Segment Information for additional information on the reportable business segment).

Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of June 30, 2022:
Customer relationships	$54,862	$(53,278)	$1,584	11
Trade names	15,400	(8,662)	6,738	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$75,962	$(66,240)	$9,722

As of December 31, 2021:
Customer relationships	$54,862	$(53,065)	$1,797	11
Trade names	15,400	(8,342)	7,058	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$75,962	$(65,707)	$10,255

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and six months ended June 30, 2022 and 2021.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Amortization expense for other intangible assets was $0.3 million for each of the three months ended June 30, 2022 and 2021 and $0.5 million for each of the six months ended June 30, 2022 and 2021.

The following table presents the estimated future amortization expense related to other intangible assets as of June 30, 2022:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2022	$510
2023	879
2024	851
2025	807
2026	807
Thereafter	4,468
Total	$8,322

8. Share-Based Compensation

In February 2015, the Company's Board of Directors adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock are authorized for issuance under the 2015 Plan upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted stock unit ("RSU") or deferred stock awards. The Company granted 80,000 stock options, 10,000 of which were forfeited, with 4,830,000 shares of common stock available for future grant under the 2015 Plan as of June 30, 2022.

Share-based compensation expenses for all stock options granted or modified are based on their estimated grant-date fair values. These compensation costs are recognized on a straight-line basis over the requisite service period of the award. The Company estimates forfeitures expected to occur in determining the amount of compensation cost to be recognized in each period. As of June 30, 2022, all outstanding stock options have a term of ten years from the date of grant and become exercisable in four equal installments on the first through fourth anniversaries of the grant date. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

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
As of June 30, 2022, the Company had no unrecognized compensation expense related to stock options awarded under the 2015 Plan.
No share-based compensation awards were granted during the six months ended June 30, 2022.
9. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

There were no changes to the total amount of unrecognized tax benefits related to tax uncertainties during the six months ended June 30, 2022.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2018 through 2020 for federal taxes, and 2011 through 2013 and 2020 for California state taxes. For tax years 2011 through 2013, the Company received Notices of Proposed Assessments (“NPAs”) and submitted a formal protest to the FTB in 2018. During the fourth quarter of 2021, the FTB issued the protest determination letter for tax years 2011 through 2013. During the second quarter of 2022, the FTB issued the principal schedules detailing the tax assessments for tax years 2011 through 2013. The Company is currently reviewing the results of the principal schedules. Tax years 2014 through 2019 have been resolved with no outstanding issues.

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

At June 30, 2022, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax expenses or benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

10. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Six Months Ended June 30,
	2022	2021

	(Amounts in thousands)
Gross reserves, beginning of period	$2,226,430	$1,991,304
Reinsurance recoverables on unpaid losses, beginning of period	(41,377)	(54,460)
Net reserves, beginning of period	2,185,053	1,936,844
Incurred losses and loss adjustment expenses related to:
Current year	1,597,354	1,298,981
Prior years	51,359	(15,409)
Total incurred losses and loss adjustment expenses	1,648,713	1,283,572
Loss and loss adjustment expense payments related to:
Current year	738,472	641,726
Prior years	735,058	539,871
Total payments	1,473,530	1,181,597
Net reserves, end of period	2,360,236	2,038,819
Reinsurance recoverables on unpaid losses, end of period	26,586	52,196
Gross reserves, end of period	$2,386,822	$2,091,015

During the six months ended June 30, 2022, inflationary trends have accelerated to their highest level in decades, which has had a significant impact on the cost of auto parts and labor as well as medical expenses for bodily injuries, and supply chain and labor shortage issues have lengthened the time to repair vehicles. Bodily injury costs are also under pressure from social inflation. These factors have increased losses and loss adjustment expenses for the insured events of the current accident year for the six months ended June 30, 2022 compared to the corresponding period in 2021. The increase in the provision for insured events of prior years during the six months ended June 30, 2022 of $51.4 million was primarily attributable to higher than estimated losses and loss adjustment expenses in the private passenger automobile and commercial property lines of insurance business, partially offset by favorable development in the commercial automobile and homeowners lines of insurance business. The inflationary pressures and the supply chain and labor shortage issues discussed above were major contributors to the adverse reserve development in the private passenger automobile line of insurance business for the first half of 2022. The decrease in the provision for insured events of prior years during the six months ended June 30, 2021 of $15.4 million was primarily attributable to lower than estimated losses and loss adjustment expenses in the commercial property and private passenger automobile lines of insurance business, partially offset by unfavorable development in the commercial automobile line of insurance business.

For the six months ended June 30, 2022 and 2021, the Company recorded catastrophe losses net of reinsurance of approximately $43 million and $60 million, respectively. Catastrophe losses due to the events that occurred during the six months ended June 30, 2022 totaled approximately $40 million, with no reinsurance benefits used for these losses, resulting primarily from winter storms, rainstorms and hail in Texas and winter storms in California. Catastrophe losses due to the events that occurred during the six months ended June 30, 2021 totaled approximately $64 million, with no reinsurance benefits used for these losses, resulting primarily from the deep freeze and other extreme weather events in Texas and Oklahoma and winter storms in California. In addition, the Company experienced unfavorable development of approximately $3 million and favorable development of approximately $4 million on prior years' catastrophe losses for the six months ended June 30, 2022 and 2021, respectively.

11. Notes Payable

The following table presents information about the Company's notes payable:

	Lender	Interest Rate	Maturity Date	June 30, 2022	December 31, 2021

				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, and U.S. Bank	LIBOR plus 112.5-150.0 basis points	March 31, 2026	—	—
Total principal amount				375,000	375,000
Less unamortized discount and debt issuance costs(3)				1,870	2,069
Total debt				$373,130	$372,931
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
(2)On March 29, 2017, the Company entered into an unsecured credit agreement (the "2017 Credit Agreement") that provided for revolving loans of up to $50 million and was set to mature on March 29, 2022. On March 31, 2021, the Company entered into an amended and restated credit agreement (the "Amended and Restated Credit Agreement") that amended and restated the 2017 Credit Agreement. The Amended and Restated Credit Agreement, among other things, extended the maturity date of the loan that was the subject of the 2017 Credit Agreement to March 31, 2026, added U.S. Bank as an additional lender, and increased the aggregate commitments by all the lenders to $75 million from $50 million under the 2017 Credit Agreement. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 20% to LIBOR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 18.4% at June 30, 2022, resulting in a 12.5 basis point commitment fee on the $75 million undrawn portion of the credit facility. As of July 27, 2022, there have been no borrowings under this facility.
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

On September 10, 2021, the California Department of Insurance ("DOI") served the Company a Notice of Non-Compliance ("NNC"), alleging violations in connection with its 2014 Rating & Underwriting Examination Report, which was adopted by the California DOI in 2019. The NNC itemizes alleged violations, many of which management believes were corrected or otherwise resolved during the course of the examination, and seeks penalties. The Company has participated in lengthy and detailed discussions with the California DOI since the adoption of the examination report, in an attempt to address the issues deemed unresolved by the California DOI, and has taken several additional corrective actions approved by the California DOI. The Company is continuing discussions with the California DOI in order to resolve the outstanding issues, or at least obtain the agreement of the California DOI to remove the resolved items from the NNC before proceeding to a formal hearing process if a settlement is not reached. On August 1, 2022, the DOI publicly announced its intention to pursue an administrative action against the Company with respect to certain outstanding issues. The Company cannot reasonably predict the outcome of such a hearing or action, nor can it reasonably estimate the amount of penalties, if any.

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

The following tables present the Company's operating results by reportable segment:

	Three Months Ended June 30,
	2022			2021
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$980.3	$7.2	$987.5	$919.5	$7.3	$926.8
Less:
Losses and loss adjustment expenses	823.0	3.8	826.8	653.6	3.6	657.2
Underwriting expenses	224.5	1.4	225.9	218.1	3.9	222.0
Underwriting (loss) gain	(67.2)	2.0	(65.2)	47.8	(0.2)	47.6
Investment income			38.6			31.0
Net realized investment (losses) gains			(241.9)			58.8
Other income			1.5			2.2
Interest expense			(4.3)			(4.2)
Pre-tax (loss) income			$(271.3)			$135.4
Net (loss) income			$(210.7)			$109.2

	Six Months Ended June 30,
	2022			2021
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$1,935.7	$14.4	$1,950.1	$1,828.3	$14.4	$1,842.7
Less:
Losses and loss adjustment expenses	1,641.3	7.4	1,648.7	1,276.5	7.1	1,283.6
Underwriting expenses	453.7	4.7	458.4	445.1	6.7	451.8
Underwriting (loss) gain	(159.3)	2.3	(157.0)	106.7	0.6	107.3
Investment income			73.9			63.2
Net realized investment (losses) gains			(437.0)			100.5
Other income			4.1			5.4
Interest expense			(8.5)			(8.6)
Pre-tax (loss) income			$(524.5)			$267.8
Net (loss) income			$(407.6)			$216.2

The following tables present the Company’s net premiums earned and direct premiums written by reportable segment and line of insurance business:

	Three Months Ended June 30,
	2022			2021
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$666.0	$—	$666.0	$650.8	$—	$650.8
Homeowners	205.9	—	205.9	169.4	—	169.4
Commercial automobile	66.1	—	66.1	64.6	—	64.6
Other	42.3	7.2	49.5	34.7	7.3	42.0
Net premiums earned	$980.3	$7.2	$987.5	$919.5	$7.3	$926.8

Private passenger automobile	$653.8	$—	$653.8	$646.0	$—	$646.0
Homeowners	251.8	—	251.8	207.9	—	207.9
Commercial automobile	69.8	—	69.8	66.2	—	66.2
Other	50.3	8.4	58.7	43.3	9.5	52.8
Direct premiums written	$1,025.7	$8.4	$1,034.1	$963.4	$9.5	$972.9

	Six Months Ended June 30,
	2022			2021
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$1,325.3	$—	$1,325.3	$1,304.6	$—	$1,304.6
Homeowners	397.9	—	397.9	330.2	—	330.2
Commercial automobile	130.6	—	130.6	127.2	—	127.2
Other	81.9	14.4	96.3	66.3	14.4	80.7
Net premiums earned	$1,935.7	$14.4	$1,950.1	$1,828.3	$14.4	$1,842.7

Private passenger automobile	$1,335.0		$1,335.0	$1,312.5	$—	$1,312.5
Homeowners	462.1		462.1	378.1	—	378.1
Commercial automobile	141.4		141.4	135.1	—	135.1
Other	98.6	15.2	113.8	84.3	16.3	100.6
Direct premiums written	$2,037.1	$15.2	$2,052.3	$1,910.0	$16.3	$1,926.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Note on COVID-19 and General Economic Conditions

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization (the "WHO"), and the pandemic has had a notable impact on general economic conditions, including, but not limited to, the temporary closures of many businesses, “shelter in place” and other governmental orders, and reduced consumer spending. The Company has been following guidelines established by the Centers for Disease Control, the WHO, and the state and local governments. The Company has taken and continues to take a number of precautionary steps to safeguard its customers, business and employees from COVID-19. Most of the Company's employees have been working remotely, with only certain operationally critical employees working on site at various locations. In November 2021, the Company extended its "work-from-home" policy indefinitely under the new "Mercury's My Workplace" policy, allowing most of its employees to work from anywhere in the U.S. beginning January 2022.

The Company’s automobile line of insurance business began experiencing a significant decrease in loss frequency in March of 2020, and it remained lower than historical levels through the first half of 2021, although it began to increase as more drivers returned to the road following the gradual reopening of businesses in California and other states. After bottoming out in the second quarter of 2020, loss frequency has been increasing and is near pre-pandemic levels. The costs to treat bodily injuries and repair or replace vehicles may remain high due to supply chain and labor force issues exacerbated by the high overall inflation rate and the Russia-Ukraine war. Inflationary trends have accelerated to their highest level since the 1980s with the most recent consumer price index increase of 9.1%. Excessive inflation has led to significant increases in loss severities related to vehicle repairs and bodily injuries. The COVID-19 pandemic also created more uncertainty, and the total effect on losses occurring during the COVID-19 era will not be known for several years. The Company expects more late reported claims and a prolonged settlement period. Many courts have been closed, and claimants may have been reluctant to seek medical treatments due to the pandemic. The recent increases in loss frequency combined with sustained high loss severity have negatively impacted the Company's results of operations, and the Company has submitted private passenger automobile rate filings in many states requesting rate increases. In addition, the Company is taking various non-rate actions to improve profitability.

In March 2020, the Federal Open Market Committee (“FOMC”) of the Federal Reserve unveiled a set of aggressive measures to cushion the economic impact of the global COVID-19 crisis, including, among others, cutting the federal funds rate by 100 basis points to a range of 0.00% to 0.25% and establishing a series of emergency credit facilities in an effort to support the flow of credit in the economy, easing liquidity pressure and calming market turmoil. While volatility in the financial markets remains elevated, overall market liquidity concerns have eased following the actions taken by the FOMC. However, the FOMC started raising the federal funds rate in March 2022 as a response to inflationary pressures. The ensuing increases in market interest rates resulted in significant decreases in the fair values of the Company's fixed maturity securities during the first half of 2022. The Company believes that it will continue to have sufficient liquidity to support its business operations without the forced sale of investments, based on its existing cash and short-term investments, future cash flows from operations, and $75 million of undrawn credit in its unsecured credit facility.

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
The following tables present direct premiums written, by state and line of insurance business, for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$1,105,341	$352,724	$99,027	$105,434	$1,662,526	81.0%
Texas	48,283	53,388	23,658	3,407	128,736	6.3%
Other states (1)	181,380	56,024	18,673	4,979	261,056	12.7%
Total	$1,335,004	$462,136	$141,358	$113,820	$2,052,318	100.0%
	65.0%	22.6%	6.9%	5.5%	100.0%

	Six Months Ended June 30, 2021
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$1,156,314	$306,989	$91,965	$91,687	$1,646,955	85.5%
Other states (1)	156,213	71,132	43,107	8,859	279,311	14.5%
Total	$1,312,527	$378,121	$135,072	$100,546	$1,926,266	100.0%
	68.2%	19.6%	7.0%	5.2%	100.0%
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

The following table presents a summary of recent and upcoming examinations:

State	Exam Type	Exam Period Covered	Status
CA, FL, GA, IL, OK, TX	Coordinated Multi-state Financial	2018-2021	Examination began in the second quarter of 2022.
CA	Premium Tax	2018-2021	Examination began in the second quarter of 2022.

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
At June 30, 2022 and December 31, 2021, the Company recorded its point estimate of approximately $2.39 billion and $2.23 billion ($2.36 billion and $2.19 billion, net of reinsurance), respectively, in loss reserves, which included approximately $1.16 billion and $1.03 billion ($1.16 billion and $1.02 billion, net of reinsurance), respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to June 30, 2022 and December 31, 2021, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenues

Net premiums earned and net premiums written for the three months ended June 30, 2022 increased 6.5% and 6.2%, respectively, from the corresponding period in 2021. The increase in net premiums earned and net premiums written for the three months ended June 30, 2022 compared to the corresponding period in 2021 was primarily due to higher average premiums per policy arising from rate increases in the California homeowners line of insurance business and increases in the number of policies written outside of California, partially offset by a decrease in the number of private passenger automobile policies written in California.

Net premiums earned included ceded premiums earned of $17.1 million and $15.6 million for the three months ended June 30, 2022 and 2021, respectively. Net premiums written included ceded premiums written of $17.4 million and $15.8 million for the three months ended June 30, 2022 and 2021, respectively. The increase in ceded premiums earned and ceded premiums written for the three months ended June 30, 2022 compared to the corresponding period in 2021 resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

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

The following is a reconciliation of net premiums earned to net premiums written:

	Three Months Ended June 30,
	2022	2021

	(Amounts in thousands)
Net premiums earned	$987,512	$926,820
Change in net unearned premiums	29,482	30,522
Net premiums written	$1,016,994	$957,342

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended June 30,
	2022	2021

Loss ratio	83.7%	70.9%
Expense ratio	22.9%	23.9%
Combined ratio (1)	106.6%	94.9%

__________
(1) Combined ratio for the three months ended June 30, 2021 does not sum due to rounding.

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio for the second quarter of 2022 and 2021 was affected by favorable development of approximately $2 million and approximately $14 million, respectively, on prior accident years' loss and loss adjustment expense reserves. The favorable development for the second quarter of 2022 was primarily attributable to lower than estimated losses and loss adjustment expenses in the commercial automobile line of insurance business, partially offset by unfavorable development in the commercial property and private passenger automobile lines of insurance business. The favorable development for the second quarter of 2021 was primarily attributable to lower than estimated losses and loss adjustment expenses in the commercial property and private passenger automobile lines of insurance business.

In addition, the 2022 loss ratio was negatively impacted by approximately $19 million of catastrophe losses, excluding unfavorable development of approximately $2 million on prior years' catastrophe losses, primarily due to rainstorms and hail in Texas. The 2021 loss ratio was negatively impacted by approximately $25 million of catastrophe losses, primarily due to extreme weather events in Texas and Oklahoma and winter storms in California. There was no development on prior years' catastrophe losses for the three months ended June 30, 2021.

Excluding the effect of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 82.0% and 69.7% for the second quarter of 2022 and 2021, respectively. The increase in the loss ratio was primarily due to an increase in loss severity in the automobile line of insurance business, partially offset by higher average premiums per policy arising from rate increases in the California homeowners line of insurance business. Inflationary trends have accelerated to their highest level in decades, which has had a significant impact on the cost of auto parts and labor as well as medical expenses for bodily injuries, and supply chain and labor shortage issues have lengthened the time to repair vehicles. Bodily injury costs are also under pressure from social inflation.These inflationary pressures and the supply chain and labor shortage issues have led to a significant increase in automobile loss severity and increased losses and loss adjustment expenses for the insured events of the current accident year for the three months ended June 30, 2022 compared to the corresponding period in 2021. The Company has filed for rate increases in many states and is taking various non-rate actions to improve profitability.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for the three months ended June 30, 2022 decreased compared to the corresponding period in 2021. Higher average premiums per policy arising from rate increases in the California homeowners line of insurance business contributed to the decrease in the expense ratio. In addition, expenses for profitability-related accruals and advertising decreased.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax (benefit) expense was $(60.7) million and $26.2 million for the three months ended June 30, 2022 and 2021, respectively. The decrease in income tax expense was primarily due to a $406.7 million decrease in total pre-tax income. Tax-exempt investment income, a component of total pre-tax (loss) income, remained relatively steady with the corresponding period in 2021.
The Company’s effective income tax rate can be affected by several factors. These generally include large changes in the composition of fully taxable income including net realized investment gains or losses, tax-exempt investment income, non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. Tax-exempt investment income of approximately $18 million coupled with pre-tax loss of approximately $271 million resulted in an effective tax rate of 22.4%, above the statutory tax rate of 21%, for the three months ended June 30, 2022, while tax-exempt investment income of approximately $19 million coupled with pre-tax income of approximately $135 million resulted in an effective tax rate of 19.4%, below the statutory rate, for the corresponding period in 2021.

Investments

The following table presents the investment results of the Company:

	Three Months Ended June 30,
	2022	2021

	(Dollars in thousands)
Average invested assets at cost (1)	$4,900,223	$4,657,097
Net investment income (2)
Before income taxes	$38,555	$30,953
After income taxes	$33,517	$27,676
Average annual yield on investments
Before income taxes	3.2%	2.7%
After income taxes	2.7%	2.4%
Net realized investment (losses) gains	$(241,938)	$58,805
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2) Higher net investment income before and after income taxes for the three months ended June 30, 2022 compared to the corresponding period in 2021 resulted largely from higher average yield combined with higher average invested assets. Average annual yield on investments before and after income taxes for the three months ended June 30, 2022 increased compared to the corresponding period in 2021, primarily due to the maturity and replacement of lower yielding investments purchased when market interest rates were lower with higher yielding investments, as a result of increasing market interest rates.

The following tables present the components of net realized investment gains (losses) included in net income:

	Three Months Ended June 30, 2022
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(19,582)	$(88,273)	$(107,855)
Equity securities (1)(3)	731	(134,369)	(133,638)
Short-term investments (1)	(182)	(1,667)	(1,849)
Note receivable (1)	—	—	—
Options sold	1,392	12	1,404
Total	$(17,641)	$(224,297)	$(241,938)

	Three Months Ended June 30, 2021
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(239)	$12,448	$12,209
Equity securities (1)(3)	13,691	32,421	46,112
Short-term investments (1)	235	(59)	176
Note receivable (1)	—	(15)	(15)
Options sold	491	(168)	323
Total	$14,178	$44,627	$58,805

__________
(1)The changes in fair value of the investment portfolio and note receivable resulted from application of the fair value option.
(2)The decrease in fair value of fixed maturity securities for the second quarter of 2022 primarily resulted from increases in market interest rates. The increase in fair value of fixed maturity securities for the second quarter of 2021 primarily resulted from decreases in market interest rates.
(3)The primary cause for the decrease in fair value of equity securities for the second quarter of 2022 was the overall decline in equity markets. The primary cause for the increase in fair value of equity securities for the second quarter of 2021 was the overall improvement in equity markets.

Net (Loss) Income

	Three Months Ended June 30,
	2022	2021

	(Amounts in thousands, except per share data)
Net (loss) income	$(210,681)	$109,181
Basic average shares outstanding	55,371	55,371
Diluted average shares outstanding	55,371	55,376
Basic Per Share Data:
Net (loss) income	$(3.80)	$1.97
Net realized investment (losses) gains, net of tax	$(3.45)	$0.84
Diluted Per Share Data:
Net (loss) income	$(3.80)	$1.97
Net realized investment (losses) gains, net of tax	$(3.45)	$0.84

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenues

Net premiums earned and net premiums written for the six months ended June 30, 2022 increased 5.8% and 6.3%, respectively, from the corresponding period in 2021. The increase in net premiums earned and net premiums written for the six months ended June 30, 2022 compared to the corresponding period in 2021 was primarily due to higher average premiums per policy arising from rate increases in the California homeowners line of insurance business and increases in the number of policies written outside of California, partially offset by a decrease in the number of private passenger automobile policies written in California.

Net premiums earned included ceded premiums earned of $34.6 million and $31.2 million for the six months ended June 30, 2022 and 2021, respectively. Net premiums written included ceded premiums written of $35.0 million and $31.4 million for the six months ended June 30, 2022 and 2021, respectively. The increase in ceded premiums earned and ceded premiums written for the six months ended June 30, 2022 compared to the corresponding period in 2021 resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

The following is a reconciliation of net premiums earned to net premiums written:

	Six Months Ended June 30,
	2022	2021

	(Amounts in thousands)
Net premiums earned	$1,950,062	$1,842,741
Change in net unearned premiums	77,729	64,983
Net premiums written	$2,027,791	$1,907,724

Expenses

The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Six Months Ended June 30,
	2022	2021

Loss ratio	84.6%	69.7%
Expense ratio	23.5%	24.5%
Combined ratio	108.1%	94.2%

The loss ratio for the first half of 2022 and 2021 was affected by unfavorable development of approximately $51 million and favorable development of approximately $15 million, respectively, on prior accident years' loss and loss adjustment expense reserves. The unfavorable development for the first half of 2022 was primarily attributable to higher than estimated losses and loss adjustment expenses in the private passenger automobile and commercial property lines of insurance business, partially offset by favorable development in the commercial automobile and homeowners lines of insurance business. Inflationary trends have accelerated to their highest level in decades, which has had a significant impact on the cost of auto parts and labor as well as medical expenses for bodily injuries, and supply chain and labor shortage issues have lengthened the time to repair vehicles. Bodily injury costs are also under pressure from social inflation. These factors were major contributors to the adverse reserve development in the private passenger automobile line of insurance business. The favorable development for the first half of 2021 was primarily attributable to lower than estimated losses and loss adjustment expenses in the commercial property and private passenger automobile lines of insurance business, partially offset by unfavorable development in the commercial automobile line of insurance business.

In addition, the 2022 loss ratio was negatively impacted by approximately $40 million of catastrophe losses, excluding unfavorable development of approximately $3 million on prior years' catastrophe losses, primarily due to winter storms, rainstorms and hail in Texas and winter storms in California. The 2021 loss ratio was negatively impacted by approximately $64 million of catastrophe losses, excluding favorable development of approximately $4 million on prior years' catastrophe losses, primarily due to the deep freeze and other extreme weather events in Texas and Oklahoma and winter storms in California.

Excluding the effect of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 79.9% and 67.0% for the first half of 2022 and 2021, respectively. The increase in the loss ratio was primarily due to an increase in loss frequency and severity in the automobile line of insurance business, partially offset by higher average premiums per policy arising from rate increases in the California homeowners line of insurance business. After bottoming out in the second quarter of 2020, automobile loss frequency has been increasing and is near pre-pandemic levels. The inflationary pressures and the supply chain and labor shortage issues discussed above have led to a significant increase in automobile loss severity and increased losses and loss adjustment expenses for the insured events of the current accident year for the six months ended June 30, 2022 compared to the corresponding period in 2021. The Company has filed for rate increases in many states and is taking various non-rate actions to improve profitability.

The expense ratio for the six months ended June 30, 2022 decreased compared to the corresponding period in 2021. Higher average premiums per policy arising from rate increases in the California homeowners line of insurance business contributed to the decrease in the expense ratio. In addition, expenses for profitability-related accruals and advertising decreased.
Income tax (benefit) expense was $(116.9) million and $51.6 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in income tax expense was primarily due to a $792.3 million decrease in total pre-tax income. Tax-exempt investment income, a component of total pre-tax (loss) income, remained relatively steady with the corresponding period in 2021.

Tax-exempt investment income of approximately $35 million coupled with pre-tax loss of approximately $524 million resulted in an effective tax rate of 22.3%, above the statutory tax rate of 21%, for the six months ended June 30, 2022, while tax-exempt investment income of approximately $38 million coupled with pre-tax income of approximately $268 million resulted in an effective tax rate of 19.3%, below the statutory rate, for the corresponding period in 2021.

Investments

The following table presents the investment results of the Company:

	Six Months Ended June 30,
	2022	2021

	(Dollars in thousands)
Average invested assets at cost (1)	$4,879,634	$4,590,386
Net investment income (2)
Before income taxes	$73,906	$63,232
After income taxes	$64,438	$56,460
Average annual yield on investments
Before income taxes	3.0%	2.8%
After income taxes	2.6%	2.5%
Net realized investment (losses) gains	$(437,024)	$100,496
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2) Higher net investment income before and after income taxes for the six months ended June 30, 2022 compared to the corresponding period in 2021 resulted largely from higher average yield combined with higher average invested assets. Average annual yield on investments before and after income taxes for the six months ended June 30, 2022 increased compared to the corresponding period in 2021, primarily due to the maturity and replacement of lower yielding investments purchased when market interest rates were lower with higher yielding investments, as a result of increasing market interest rates.

The following tables present the components of net realized investment gains (losses) included in net income:

	Six Months Ended June 30, 2022
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(22,382)	$(246,201)	$(268,583)
Equity securities (1)(3)	6,293	(174,690)	(168,397)
Short-term investments (1)	(1,007)	(1,665)	(2,672)
Note receivable (1)	—	—	—
Options sold	2,698	(70)	2,628
Total	$(14,398)	$(422,626)	$(437,024)

	Six Months Ended June 30, 2021
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(3,485)	$4,391	$906
Equity securities (1)(3)	31,648	66,942	98,590
Short-term investments (1)	236	9	245
Note receivable (1)	—	(28)	(28)
Options sold	861	(78)	783
Total	$29,260	$71,236	$100,496

__________
(1)The changes in fair value of the investment portfolio and note receivable resulted from application of the fair value option.
(2)The decrease in fair value of fixed maturity securities for the first half of 2022 primarily resulted from increases in market interest rates. The increase in fair value of fixed maturity securities for the first half of 2021 primarily resulted from decreases in market interest rates during the second quarter of 2021 and the overall improvement in fixed maturity securities markets during the first half of 2021.
(3)The primary cause for the decrease in fair value of equity securities for the first half of 2022 was the overall decline in equity markets. The primary cause for the increase in fair value of equity securities for the first half of 2021 was the overall improvement in equity markets.

Net (Loss) Income

	Six Months Ended June 30,
	2022	2021

	(Amounts in thousands, except per share data)
Net (loss) income	$(407,599)	$216,176
Basic average shares outstanding	55,371	55,366
Diluted average shares outstanding	55,371	55,375
Basic Per Share Data:
Net (loss) income	$(7.36)	$3.90
Net realized investment (losses) gains, net of tax	$(6.24)	$1.43
Diluted Per Share Data:
Net (loss) income	$(7.36)	$3.90
Net realized investment (losses) gains, net of tax	$(6.24)	$1.43

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $462.1 million at June 30, 2022 as well as $75 million of credit available on the unsecured credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the six months ended June 30, 2022 was $194.9 million, a decrease of $122.3 million compared to the corresponding period in 2021. The decrease was primarily due to an increase in payments for losses and loss adjustment expenses and operating expenses, partially offset by an increase in premium collections, a decrease in payments for income taxes, and an increase in collections from reinsurers on reinsurance recoverables. The Company utilized the cash provided by operating activities during the six months ended June 30, 2022 primarily for the net purchases of investment securities and payment of dividends to its shareholders.

On July 29, 2022, the Company's Board of Directors (the "Board") declared a quarterly dividend of $0.3175 per share. The dividend will be paid on September 29, 2022 to shareholders of record on September 15, 2022. The Board reduced the dividend as compared to prior periods to reflect challenging business conditions caused primarily by extraordinarily high inflation rates, particularly with respect to the settlement of claims. The Company is taking premium rate increases and non-rate actions to improve profitability. The Board will periodically review the Company's dividend policy and consider changes to the dividend pay-out when business conditions warrant.

On July 29, 2022, the Board did not extend its authorization of the repurchase of up to $200 million of the Company’s Common Stock and allowed its authorization to expire on July 29, 2022, which the Board originally authorized on July 31, 2020. The Company has not repurchased any of the Company’s Common Stock under this authorization.

The following table presents the estimated fair value of fixed maturity securities at June 30, 2022 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$318,155
Due after one year through two years	151,818
Due after two years through three years	146,089
Due after three years through four years	212,265
Due after four years through five years	299,188
Total due within five years	$1,127,515

B. Reinsurance
For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake.
The Company is the assuming reinsurer under a Catastrophe Participation Reinsurance Contract (the "Contract") effective for the 12 months ending December 31, 2022. The Company reimburses a group of affiliates of a ceding company for a proportional share of a portfolio of catastrophe losses based on the premiums ceded to the Company under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 73.5% and 71% for the 12 months ending December 31, 2022 and 2021, respectively. The total assumed premium under the Contract is $10.0 million and $12.5 million for the 12 months ending December 31, 2022 and 2021, respectively. The total possible amount of losses for the Company under the Contract is $25.0 million and $31.3 million for the 12 months ending December 31, 2022 and 2021, respectively. The Company recognized $2.5 million and $3.1 million in earned premiums and $1.7 million and $4.0 million in incurred losses under the Contract for the three months ended June 30, 2022 and 2021, respectively, and $5.0 million and $6.3 million in earned premiums and $4.1 million and $7.9 million in incurred losses for the six months ended June 30, 2022 and 2021, respectively.

The Company is the ceding party to a Catastrophe Reinsurance Treaty (the "Treaty") covering a wide range of perils that is effective through June 30, 2023. For the 12 months ending June 30, 2023 and 2022, the Treaty provides approximately $936 million and $792 million of coverage, respectively, on a per occurrence basis after covered catastrophe losses exceed the Company retention limit of $60 million and $40 million, respectively. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies such as homeowners, but does cover losses from fires following an earthquake. The Treaty includes additional restrictions as noted in the tables below.

Coverage on individual catastrophes provided for the 12 months ending June 30, 2023 under the Treaty is presented below in various layers:

	Catastrophe Losses and LAE
	In Excess of	Up to	Percentage of Coverage

	(Amounts in millions)
Retained	$—	$60	—%
Layer of Coverage	60	100	19.5
Layer of Coverage	100	200	98.8
Layer of Coverage (1)	200	530	98.6
Layer of Coverage (2) (3) (4)	530	930	100.0
Layer of Coverage	930	1,035	98.9
__________
(1) 5% of this layer covers California, Arizona and Nevada only.

(2) 33% of this layer covers California, Arizona and Nevada only.
(3) Layer of Coverage represents multiple actual treaty layers that are grouped for presentation purposes.
(4) 6.3% of this layer covers only California wildfires and fires following an earthquake in California, and is not subject to reinstatement.

Coverage on individual catastrophes provided for the 12 months ended June 30, 2022 under the Treaty is presented below in various layers:

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

The table below presents the combined total reinsurance premiums under the Treaty (annual premiums and reinstatement premiums) for the 12 months ending June 30, 2023 and 2022, respectively:

Treaty	Annual Premium (1)	Reinstatement Premium (2)	Total Combined Premium (2)

	(Amounts in millions)
For the 12 months ending June 30, 2023	$74	$—	$74
For the 12 months ended June 30, 2022	$55	$—	$55
__________
(1) The increase in the annual premium is primarily due to an increase in reinsurance coverage and rates and growth in the covered book of business.
(2) The reinstatement premium and the total combined premium for the treaty period ending June 30, 2023 are projected amounts to be paid based on the assumption that there will be no reinstatements occurring during this treaty period. The reinstatement premium for the treaty period ended June 30, 2022 is zero, as there were no actual reinstatement premiums paid.

The Treaty ending June 30, 2023 and 2022 each provides for one full reinstatement of coverage limits. Reinstatement premiums are based on the amount of reinsurance benefits used by the Company at 100% of the annual premium rate, with the exception of the reinstatement restrictions noted in the tables above, up to the maximum reinstatement premium of approximately $72 million and $51 million if the full amount of benefit is used for the 12 months ending June 30, 2023 and 2022, respectively.

The total amount of reinstatement premiums is recorded as ceded reinstatement premiums written at the time of the catastrophe event based on the total amount of reinsurance benefits expected to be used for the event, and such reinstatement premiums are recognized ratably over the remaining term of the Treaty as ceded reinstatement premiums earned.

The catastrophe events that occurred in 2022 caused approximately $40 million in losses to the Company, resulting primarily from winter storms, rainstorms and hail in Texas and winter storms in California. No reinsurance benefits were available under the Treaty for these losses as none of the 2022 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $40 million under the Treaty for the 12 months ending June 30, 2022.

The catastrophe events that occurred in 2021 caused approximately $113 million in losses to the Company as of June 30, 2022, resulting primarily from the deep freeze and other extreme weather events in Texas and Oklahoma, rainstorms, wildfires and winter storms in California, and the impact of Hurricane Ida in New Jersey and New York. No reinsurance benefits were available under the Treaty for these losses as none of the 2021 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $40 million under the Treaty for each of the 12 months ending June 30, 2022 and 2021.

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
The following table presents the composition of the total investment portfolio of the Company at June 30, 2022:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$14,265	$14,026
Municipal securities	2,758,012	2,710,968
Mortgage-backed securities	166,414	156,074
Corporate securities	567,171	522,529
Collateralized loan obligations	315,976	301,046
Other asset-backed securities	181,304	174,041
	4,003,142	3,878,684
Equity securities:
Common stock	541,234	635,185
Non-redeemable preferred stock	64,429	57,721
Private equity funds measured at net asset value (2)	135,427	89,896
	741,090	782,802
Short-term investments	174,874	172,130
Total investments	$4,919,106	$4,833,616
______________
(1)    Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.
(2)    The fair value is measured using the NAV practical expedient. See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.
At June 30, 2022, 47.1% of the Company’s total investment portfolio at fair value and 58.7% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At June 30, 2022, 91.0% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.

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

The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	June 30, 2022	December 31, 2021

	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	11.6	10.8
including short-term investments	11.1	10.4
Call-adjusted average maturity:
excluding short-term investments	4.8	4.6
including short-term investments	4.6	4.5
Modified duration reflecting anticipated early calls:
excluding short-term investments	3.7	3.5
including short-term investments	3.5	3.4
Short-Term Investments	—	—

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at June 30, 2022, consistent with the average rating at December 31, 2021. The Company's municipal bond holdings, of which 84.0% were tax exempt, represented 58.7% of its fixed maturity securities portfolio at June 30, 2022, at fair value, and are broadly diversified geographically. See Part I-Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and credit quality ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At June 30, 2022, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $6.3 million and $29.2 million, respectively, at fair value, and represented 0.2% and 0.8%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2021, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $7.1 million and $17.3 million, respectively, at fair value, and represented 0.2% and 0.4%, respectively, of total fixed maturity securities.
The overall credit ratings for the Company’s fixed maturity securities portfolio were relatively stable during the six months ended June 30, 2022, with 95.4% of fixed maturity securities at fair value experiencing no change in their overall rating.

4.1% and 0.5% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the six months ended June 30, 2022.
The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	June 30, 2022
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds:
Treasuries	$14,026	$—	$—	$—	$—	$14,026
Total	14,026	—	—	—	—	14,026
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	48,319	253,610	90,955	39,282	12,253	444,419
Uninsured	94,672	646,690	1,310,799	193,826	20,562	2,266,549
Total	142,991	900,300	1,401,754	233,108	32,815	2,710,968
	5.3%	33.2%	51.7%	8.6%	1.2%	100.0%
Mortgage-backed securities:
Commercial	14,400	6,855	4,794	—	—	26,049
Agencies	621	—	—	—	—	621
Non-agencies:
Prime	18,400	94,457	14,737	—	445	128,039
Alt-A	—	442	—	154	769	1,365
Total	33,421	101,754	19,531	154	1,214	156,074
	21.4%	65.2%	12.5%	0.1%	0.8%	100.0%
Corporate securities:
Communications	—	172	—	5,689	—	5,861
Consumer, cyclical	—	1,902	—	68,293	—	70,195
Consumer, non-cyclical	—	—	16,769	16,545	—	33,314
Energy	—	7,081	3,560	40,041	—	50,682
Financial	—	20,565	98,239	77,361	3,020	199,185
Industrial	—	15,000	53,485	61,054	—	129,539
Technology	—	—	—	707	—	707
Utilities	—	—	18,336	14,710	—	33,046
Total	—	44,720	190,389	284,400	3,020	522,529
	—%	8.6%	36.4%	54.4%	0.6%	100.0%
Collateralized loan obligations:
Corporate	25,870	91,954	183,222	—	—	301,046
Total	25,870	91,954	183,222	—	—	301,046
	8.6%	30.5%	60.9%	—%	—%	100.0%

Other asset-backed securities	4,420	76,996	63,300	29,325	—	174,041
	2.5%	44.3%	36.4%	16.8%	—%	100.0%
Total	$220,728	$1,215,724	$1,858,196	$546,987	$37,049	$3,878,684
	5.7%	31.3%	47.9%	14.1%	1.0%	100.0%
_____________
(1)Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds

The Company had $14.0 million and $13.1 million, or 0.4% and 0.3% of its fixed maturity securities portfolio, at fair value, in U.S. government bonds at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, Moody's and Fitch ratings for U.S. government-issued debt were Aaa and AAA, respectively, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 1.3 years and 0.9 years at June 30, 2022 and December 31, 2021, respectively.

Municipal Securities

The Company had $2.71 billion and $2.84 billion, or 69.9% and 70.5% of its fixed maturity securities portfolio, at fair value, in municipal securities, $444.4 million and $424.1 million of which were insured, at June 30, 2022 and December 31, 2021, respectively. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute securities ratings and the underlying credit ratings as of June 30, 2022 and December 31, 2021.
At June 30, 2022 and December 31, 2021, 56.7% and 56.8%, respectively, of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement and ratings reflecting the credit of the underlying issuers. At June 30, 2022 and December 31, 2021, the average rating of the Company’s insured municipal securities was A+, which corresponded to the average rating of the investment grade bond insurers. The remaining 43.3% and 43.2% of insured municipal securities at June 30, 2022 and December 31, 2021, respectively, were non-rated or below investment grade, and were insured by bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 3.4 years and 3.1 years at June 30, 2022 and December 31, 2021, respectively.
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

Mortgage-Backed Securities

At June 30, 2022 and December 31, 2021, substantially all of the mortgage-backed securities portfolio of $156.1 million and $137.0 million, or 4.0% and 3.4%, respectively, of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to “prime” residential and commercial real estate borrowers. The Company had holdings of $26.0 million and $25.2 million at fair value ($26.7 million and $25.1 million at amortized cost) in commercial mortgage-backed securities at June 30, 2022 and December 31, 2021, respectively.
The weighted-average rating of the entire mortgage-backed securities portfolio was AA at each of June 30, 2022 and December 31, 2021. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 6.6 years and 7.9 years at June 30, 2022 and December 31, 2021, respectively.

Corporate Securities

Corporate securities included in fixed maturity securities were as follows:

	June 30, 2022	December 31, 2021

	(Dollars in thousands)
Corporate securities at fair value	$522,529	$523,853
Percentage of total fixed maturity securities portfolio	13.5%	13.0%
Modified duration	3.6 years	3.8 years
Weighted-average rating	A-	BBB+

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities were as follows:

	June 30, 2022	December 31, 2021

	(Dollars in thousands)
Collateralized loan obligations at fair value	$301,046	$314,153
Percentage of total fixed maturity securities portfolio	7.8%	7.8%
Modified duration	5.5 years	6.3 years
Weighted-average rating	A+	AA-

Other Asset-Backed Securities

Other asset-backed securities included in fixed maturity securities were as follows:

	June 30, 2022	December 31, 2021

	(Dollars in thousands)
Other asset-backed securities at fair value	$174,041	$200,209
Percentage of total fixed maturity securities portfolio	4.5%	5.0%
Modified duration	3.7 years	2.6 years
Weighted-average rating	A+	AA-

Equity Securities

Equity holdings of $782.8 million and $970.9 million at fair value, as of June 30, 2022 and December 31, 2021, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The Company had a net (loss) gain of $(174.7) million and $66.9 million due to changes in fair value of the Company’s equity securities portfolio for the six months ended June 30, 2022 and 2021, respectively. The primary cause for the decrease in fair value of the Company’s equity securities portfolio for the six months ended June 30, 2022 was the overall decline in equity markets. The primary cause for the increase in fair value of the Company’s equity securities portfolio for the six months ended June 30, 2021 was the overall improvement in equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At June 30, 2022, 16.2% of the total investment portfolio at fair value was held in equity securities, compared to 18.9% at December 31, 2021 .
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

On March 29, 2017, the Company entered into the 2017 Credit Agreement that provided for revolving loans of up to $50 million and was set to mature on March 29, 2022. On March 31, 2021, the Company entered into the Amended and Restated Credit Agreement that amended and restated the 2017 Credit Agreement. The Amended and Restated Credit Agreement, among other things, extended the maturity date of the loan that was the subject of the 2017 Credit Agreement to March 31, 2026, added U.S. Bank as an additional lender, and increased the aggregate commitments by all the lenders to $75 million from $50 million under the 2017 Credit Agreement. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 20% to LIBOR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 18.4% at June 30, 2022, resulting in a 12.5 basis point commitment fee on the $75 million undrawn portion of the credit facility. As of July 27, 2022, there have been no borrowings under this facility.

The Company was in compliance with all of the financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at June 30, 2022.

For additional information on debt, see Note 11. Notes Payable of the Notes to Consolidated Financial Statements.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.63 billion at June 30, 2022, and net premiums written of $3.98 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.44 to 1 at June 30, 2022.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of June 30, 2022, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2021.

The following table presents fixed maturity municipal securities by state in descending order of holdings at fair value at June 30, 2022:

States	Fair Value	Average Rating
	(Amounts in thousands)
Texas	$318,640	AA-
Florida	312,827	A
California	195,915	AA-
New York	179,165	A+
Illinois	176,168	A+
Other states	1,528,253	A+
Total	$2,710,968

At June 30, 2022, the fixed maturity municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Texas and Florida. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.

Taxable fixed maturity securities represented 41.3% of the Company’s total fixed maturity securities portfolio at fair value at June 30, 2022. 0.9% of the Company’s taxable fixed maturity securities at fair value were comprised of U.S. government bonds, which were rated AAA at June 30, 2022. 0.2% of the Company’s taxable fixed maturity securities at fair value, representing 0.1% of its total fixed maturity securities portfolio at fair value, were rated below investment grade at June 30, 2022. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in equity markets.

At June 30, 2022, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $635.2 million in common stocks, $57.7 million in non-redeemable preferred stocks, and $89.9 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 13.1% of total investments at fair value at June 30, 2022. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

	(Amounts in thousands, except average Beta)
Average Beta	0.88	1.14
Hypothetical reduction of 25% in the overall value of the stock market	$139,741	$227,152
Hypothetical reduction of 50% in the overall value of the stock market	$279,481	$454,304

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
The fixed maturity securities portfolio, which represented 80.2% of total investments at June 30, 2022 at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 3.5 years and 3.4 years at June 30, 2022 and December 31, 2021, respectively.

If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at June 30, 2022 would decrease by $141.8 million and $283.6 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company's fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

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

The Company's business, financial condition and results of operations could be adversely affected by the ongoing conflict between Russia and Ukraine and related disruptions in the global economy.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. While the Company has no operations in Russia or Ukraine and writes business only in the United States, the escalation of geopolitical tensions related to this conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, heightened cybersecurity threats, prolonged supply chain disruptions, protracted or increased inflation, lower consumer demand, fluctuations in interest rates, and increased volatility in financial markets, which could adversely affect the Company's business, financial condition and results of operations.

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

MERCURY GENERAL CORPORATION

Date: August 2, 2022	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: August 2, 2022	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer