Form 10-Q
period 2022-09-30
MERCURY GENERAL CORP
filed 2022-11-01
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At October 27, 2022, the registrant had issued and outstanding an aggregate of 55,371,127 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $4,105,574; $3,909,780)	$3,897,859	$4,031,523
Equity securities (cost $688,401; $754,536)	684,335	970,939
Short-term investments (cost $101,548; $141,206)	100,621	140,127
Total investments	4,682,815	5,142,589
Cash	335,886	335,557
Receivables:
Premiums	646,942	621,740
Allowance for credit losses on premiums receivable	(6,000)	(6,000)
Premiums receivable, net of allowance for credit losses	640,942	615,740
Accrued investment income	48,894	43,299
Other	7,871	7,600
Total receivables	697,707	666,639
Reinsurance recoverables	25,309	45,000
Deferred policy acquisition costs	279,726	258,259
Fixed assets (net of accumulated depreciation $325,461; $308,997)	189,753	191,332
Operating lease right-of-use assets	23,610	31,967
Current income taxes	48,429	20,108
Deferred income taxes	65,705	—
Goodwill	42,796	42,796
Other intangible assets, net	9,455	10,255
Other assets	53,470	27,970
Total assets	$6,454,661	$6,772,472
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$2,432,734	$2,226,430
Unearned premiums	1,635,459	1,519,799
Notes payable	373,230	372,931
Accounts payable and accrued expenses	155,441	169,125
Operating lease liabilities	26,366	34,577
Deferred income taxes	—	53,569
Other liabilities	284,950	255,760
Total liabilities	4,908,180	4,632,191
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,371; 55,371	98,947	98,943
Retained earnings	1,447,534	2,041,338
Total shareholders’ equity	1,546,481	2,140,281
Total liabilities and shareholders’ equity	$6,454,661	$6,772,472

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Net premiums earned	$996,939	$940,941	$2,947,000	$2,783,682
Net investment income	44,563	32,334	118,469	95,566
Net realized investment (losses) gains	(144,213)	(43,543)	(581,237)	56,953
Other	2,998	2,481	7,141	7,883
Total revenues	900,287	932,213	2,491,373	2,944,084
Expenses:
Losses and loss adjustment expenses	787,462	697,947	2,436,175	1,981,519
Policy acquisition costs	168,870	153,142	487,444	468,556
Other operating expenses	68,585	80,238	208,305	216,723
Interest	4,273	4,267	12,822	12,845
Total expenses	1,029,190	935,594	3,144,746	2,679,643
(Loss) income before income taxes	(128,903)	(3,381)	(653,373)	264,441
Income tax (benefit) expense	(30,600)	(4,669)	(147,471)	46,977
Net (loss) income	$(98,303)	$1,288	$(505,902)	$217,464
Net (loss) income per share:
Basic	$(1.78)	$0.02	$(9.14)	$3.93
Diluted	$(1.78)	$0.02	$(9.14)	$3.93
Weighted average shares outstanding:
Basic	55,371	55,371	55,371	55,367
Diluted	55,371	55,375	55,371	55,375

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock, beginning of period	$98,947	$98,872	$98,943	$98,970
Proceeds from stock options exercised	—	—	—	215
Share-based compensation expense	—	36	15	106
Withholding tax on stock options exercised	—	—	(11)	(383)
Common stock, end of period	98,947	98,908	98,947	98,908
Retained earnings, beginning of period	1,563,418	2,079,759	2,041,338	1,933,627
Net (loss) income	(98,303)	1,288	(505,902)	217,464
Dividends paid to shareholders	(17,581)	(35,022)	(87,902)	(105,066)
Retained earnings, end of period	1,447,534	2,046,025	1,447,534	2,046,025
Total shareholders’ equity, end of period	$1,546,481	$2,144,933	$1,546,481	$2,144,933

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(505,902)	$217,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,647	56,864
Net realized investment losses (gains)	581,237	(56,953)
Increase in premiums receivable	(25,202)	(58,529)
Decrease (increase) in reinsurance recoverables	19,691	(1,437)
Changes in current and deferred income taxes	(147,595)	(22,454)
Increase in deferred policy acquisition costs	(21,467)	(16,280)
Increase in loss and loss adjustment expense reserves	206,304	150,817
Increase in unearned premiums	115,660	139,424
Decrease in accounts payable and accrued expenses	(11,708)	(12,958)
Share-based compensation	15	106
Other, net	9,191	31,965
Net cash provided by operating activities	284,871	428,029
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(1,299,431)	(1,044,819)
Sales	621,519	117,754
Calls or maturities	388,421	397,524
Equity securities available for sale in nature:
Purchases	(755,838)	(695,393)
Sales	843,283	689,484
Changes in securities payable and receivable	(11,303)	20,267
Decrease in short-term investments	39,634	213,553
Purchases of fixed assets	(25,589)	(29,498)
Other, net	3,811	1,842
Net cash used in investing activities	(195,493)	(329,286)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(87,902)	(105,066)
Proceeds from stock options exercised	—	215
Payments on finance lease obligations	(1,147)	(765)
Net cash used in financing activities	(89,049)	(105,616)
Net increase (decrease) in cash	329	(6,873)
Cash:
Beginning of the year	335,557	348,479
End of period	$335,886	$341,606
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$16,612	$16,584
Income taxes paid, net	$179	$69,432

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation
The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at September 30, 2022 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for more complete descriptions and discussions. Operating results and cash flows for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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
Earnings (Loss) per Share
Potentially dilutive securities representing approximately 18,000 shares of common stock were excluded from the computation of diluted loss per share for the three months ended September 30, 2022, because their effect would have been anti-dilutive. For the nine months ended September 30, 2022, 1,294 incremental shares were excluded from the computation of diluted loss per share as the Company generated a net loss. There were no potentially dilutive securities with anti-dilutive effect for the three and nine months ended September 30, 2021.
Dividends per Share
The Company declared and paid a dividend per share of $0.3175 and $0.6325 during the three months ended September 30, 2022 and 2021, respectively, and dividends per share of $1.5875 and $1.8975 during the nine months ended September 30, 2022 and 2021, respectively.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $168.9 million and $153.1 million for the three months ended September 30, 2022 and 2021, respectively, and $487.4 million and $468.6 million for the nine months ended September 30, 2022 and 2021, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $2.3 million and $19.4 million for the three months ended September 30, 2022 and 2021, respectively, and $10.0 million and $40.7 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The effect of reinsurance on property and casualty premiums written and earned was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Amounts in thousands)
Premiums Written
Direct	$1,049,088	$1,024,753	$3,086,222	$2,934,777
Ceded	(22,805)	(17,322)	(57,776)	(48,750)
Assumed	138	161	10,582	13,048
Net	$1,026,421	$1,007,592	$3,039,028	$2,899,075
Premiums Earned
Direct	$1,009,829	$947,458	$2,974,651	$2,800,357
Ceded	(22,825)	(17,175)	(57,383)	(48,335)
Assumed	2,684	3,322	8,142	9,912
Net	$989,688	$933,605	$2,925,410	$2,761,934

The Company recognized ceded premiums earned of approximately $23 million and $17 million for the three months ended September 30, 2022 and 2021, respectively, and $57 million and $48 million for the nine months ended September 30, 2022 and 2021, respectively, which are included in net premiums earned in its consolidated statements of operations. The Company recognized ceded losses and loss adjustment expenses of approximately $(2) million and $(1) million for the three months ended September 30, 2022 and 2021, respectively, and $(15) million and $(4) million for the nine months ended September 30, 2022 and 2021, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The negative ceded losses and loss adjustment expenses for the three and nine months ended September 30, 2022 and 2021 were primarily the result of favorable development on prior years' catastrophe losses that had been ceded to the Company's reinsurers.

The Company's insurance subsidiaries, as primary insurers, are required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.
Revenue from Contracts with Customers (Topic 606)

The Company's revenue from contracts with customers is commission income earned from third-party insurers by its

100% owned insurance agencies, which amounted to approximately $4.5 million and $4.6 million, with related expenses of $2.5 million and $3.0 million, for the three months ended September 30, 2022 and 2021, respectively, and $13.5 million and $15.9 million, with related expenses of $8.0 million and $9.9 million, for the nine months ended September 30, 2022 and 2021, respectively. All of the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting (see Note 13. Segment Information).

As of September 30, 2022 and December 31, 2021, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

Allowance for Credit Losses

Financial Instruments - Credit Losses (Topic 326) uses the "expected loss" methodology for recognizing credit losses for financial assets that are not accounted for at fair value through net income. The Company's investment portfolio, which does not include accrued investment income, is not subject to Topic 326 as it applies the fair value option to all of its investments (see Note 4. Fair Value Option). The estimated allowance amounts for credit losses at September 30, 2022 and December 31, 2021 related to premiums receivable.

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

The improving economy and declining unemployment rate contributed to the reduction in allowance for credit losses for the nine months ended September 30, 2021. However, the rising inflation and interest rates had negative impacts on the allowance for credit losses for the nine months ended September 30, 2022, mostly offsetting the positive impacts of some improvements in the economy.

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Amounts in thousands)
Beginning balance	$6,000	$6,000	$6,000	$10,000
Provision during the period for expected credit losses	1,153	694	3,330	(1,837)
Write-off amounts during the period	(1,311)	(838)	(3,798)	(2,610)
Recoveries during the period of amounts previously written off	158	144	468	447
Ending balance	$6,000	$6,000	$6,000	$6,000

Accrued Interest Receivables

The Company made certain accounting policy elections for its accrued interest receivables allowed under Topic 326: a) an election to present accrued interest receivable balances separately from the associated financial assets on the balance sheet, and b) an election not to measure an allowance for credit losses on accrued interest receivable amounts and instead write off uncollectible accrued interest amounts in a timely manner by reversing interest income. The Company's accrued interest receivable balances are included in accrued investment income receivable in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off during the three and nine months ended September 30, 2022 and 2021.

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

The following table presents the fair values of financial instruments:

	September 30, 2022	December 31, 2021

	(Amounts in thousands)
Assets
Investments	$4,682,815	$5,142,589
Liabilities
Options sold	169	301
Notes payable	349,643	413,378
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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at September 30, 2022 and December 31, 2021. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary of such VIEs. The Company's maximum exposure to loss with respect to these VIEs is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At September 30, 2022 and December 31, 2021, the Company had approximately $10 million and $32 million, respectively, in unfunded commitments to these VIEs.

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

Notes Payable
The fair value of the Company’s publicly traded $375 million unsecured notes at September 30, 2022 and December 31, 2021 was obtained from a third party pricing service.

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

The following table presents gains or losses recognized due to changes in fair value of financial instruments pursuant to application of the fair value option:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Amounts in thousands)
Fixed maturity securities	$(83,257)	$(26,120)	$(329,458)	$(21,729)
Equity securities	(45,779)	(19,884)	(220,469)	47,057
Short-term investments	1,817	(170)	152	(161)
Total investments	$(127,219)	$(46,174)	$(549,775)	$25,167
Note receivable	—	43	—	15
Total (losses) gains	$(127,219)	$(46,131)	$(549,775)	$25,182

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities
The Company’s fair value measurements are based on the market approach, which utilizes market transaction data for the same or similar instruments. The Company obtained unadjusted fair values on 97.8% of its investment portfolio at fair value from an independent pricing service at September 30, 2022.

Level 1 measurements - Fair values of financial assets and financial liabilities are obtained from an independent pricing service, and are based on unadjusted quoted prices for identical assets or liabilities in active markets. Additional pricing services and closing exchange values are used as a comparison to ensure that reasonable fair values are used in pricing the investment portfolio.
U.S. government bonds and agencies /Short-term bonds: Valued using unadjusted quoted market prices for identical assets in active markets.
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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $27.8 million and $25.2 million at fair value in commercial mortgage-backed securities at September 30, 2022 and December 31, 2021, respectively.

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
Level 3 measurements - Fair values of financial assets and financial liabilities are based on inputs that are both unobservable and significant to the overall fair value measurement, including any items in which the evaluated prices obtained elsewhere are deemed to be of a distressed trading level. At September 30, 2022 and December 31, 2021, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity funds measured at net asset value ("NAV") is determined using NAV as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. At September 30, 2022, the Company had invested or committed capital in five such funds: the strategy of three such funds with a combined fair value of approximately $92.1 million at September 30, 2022 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers, and equity interests in vehicles established to purchase and warehouse loans; the strategy of another such fund with a fair value of approximately $0.6 million at September 30, 2022 is to achieve favorable long-term financial returns and measurable positive social and environmental returns by investing in privately held technology, healthcare, specialty consumer goods and service companies; and the strategy of the other such fund with a fair value of approximately $0.1 million at September 30, 2022 is to achieve long-term capital appreciation through privately-negotiated venture capital investments in seed- and early-stage portfolio companies with technology-enabled business models. The Company had approximately $10 million in unfunded commitments at September 30, 2022 with respect to the private equity funds measured at NAV. The underlying assets of the funds are expected to be liquidated over the period of approximately one year to ten years from September 30, 2022. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	September 30, 2022
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$59,327	$10,036	$—	$69,363
Municipal securities	—	2,688,727	—	2,688,727
Mortgage-backed securities	—	165,208	—	165,208
Corporate securities	—	510,811	—	510,811
Collateralized loan obligations	—	285,360	—	285,360
Other asset-backed securities	—	178,390	—	178,390
Total fixed maturity securities	59,327	3,838,532	—	3,897,859
Equity securities:
Common stock	537,455	—	—	537,455
Non-redeemable preferred stock	—	54,042	—	54,042
Private equity funds measured at net asset value (1)				92,838
Total equity securities	537,455	54,042	—	684,335
Short-term investments:
Short-term bonds	15,488	—	—	15,488
Money market instruments	85,094	—	—	85,094
Other	39	—	—	39
Total short-term investments	100,621	—	—	100,621
Total assets at fair value	$697,403	$3,892,574	$—	$4,682,815
Liabilities
Other liabilities:
Options sold	$169	$—	$—	$169
Total liabilities at fair value	$169	$—	$—	$169

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$13,085	$—	$—	$13,085
Municipal securities	—	2,843,221	—	2,843,221
Mortgage-backed securities	—	137,002	—	137,002
Corporate securities	—	523,853	—	523,853
Collateralized loan obligations	—	314,153	—	314,153
Other asset-backed securities	—	200,209	—	200,209
Total fixed maturity securities	13,085	4,018,438	—	4,031,523
Equity securities:
Common stock	797,024	—	—	797,024
Non-redeemable preferred stock	—	65,501	—	65,501
Private equity funds measured at net asset value (1)				108,414
Total equity securities	797,024	65,501	—	970,939
Short-term investments:
Short-term bonds	1,453	15,748	—	17,201
Money market instruments	122,917	—	—	122,917
Other	9	—	—	9
Total short-term investments	124,379	15,748	—	140,127
Total assets at fair value	$934,488	$4,099,687	$—	$5,142,589
Liabilities
Other liabilities:
Options sold	$301	$—	$—	$301
Total liabilities at fair value	$301	$—	$—	$301
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the nine months ended September 30, 2022 and 2021.

At September 30, 2022, the Company did not have any nonrecurring fair value measurements of nonfinancial assets or nonfinancial liabilities.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	September 30, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$373,230	$349,643	$—	$349,643	$—

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$372,931	$413,378	$—	$413,378	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at September 30, 2022 and December 31, 2021 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 11. Notes Payable for additional information on unsecured notes.

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
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Derivatives
	September 30, 2022	December 31, 2021

	(Amount in thousands)
Options sold - Other liabilities	$169	$301
Total	$169	$301

	Gains Recognized in Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Amounts in thousands)
Options sold - Net realized investment (losses) gains	$1,311	$557	$3,939	$1,340
Total	$1,311	$557	$3,939	$1,340

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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2022 and 2021. No accumulated goodwill impairment losses existed at September 30, 2022 and December 31, 2021. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and nine months ended September 30, 2022 and 2021. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 13. Segment Information for additional information on the reportable business segment).

Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of September 30, 2022:
Customer relationships	$54,862	$(53,385)	$1,477	11
Trade names	15,400	(8,822)	6,578	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$75,962	$(66,507)	$9,455

As of December 31, 2021:
Customer relationships	$54,862	$(53,065)	$1,797	11
Trade names	15,400	(8,342)	7,058	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$75,962	$(65,707)	$10,255

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and nine months ended September 30, 2022 and 2021.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Amortization expense for other intangible assets was $0.3 million for each of the three months ended September 30, 2022 and 2021, and $0.8 million for each of the nine months ended September 30, 2022 and 2021.

The following table presents the estimated future amortization expense related to other intangible assets as of September 30, 2022:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2022	$243
2023	879
2024	851
2025	807
2026	807
Thereafter	4,468
Total	$8,055

8. Share-Based Compensation

In February 2015, the Company's Board of Directors adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock are authorized for issuance under the 2015 Plan upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted stock unit ("RSU") or deferred stock awards. The Company granted 80,000 stock options, 10,000 of which were forfeited, with 4,830,000 shares of common stock available for future grant under the 2015 Plan as of September 30, 2022.

Share-based compensation expenses for all stock options granted or modified are based on their estimated grant-date fair values. These compensation costs are recognized on a straight-line basis over the requisite service period of the award. The Company estimates forfeitures expected to occur in determining the amount of compensation cost to be recognized in each period. As of September 30, 2022, all outstanding stock options have a term of ten years from the date of grant and become exercisable in four equal installments on the first through fourth anniversaries of the grant date. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

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
As of September 30, 2022, the Company had no unrecognized compensation expense related to stock options awarded under the 2015 Plan.
No share-based compensation awards were granted during the nine months ended September 30, 2022.
9. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

There were no changes to the total amount of unrecognized tax benefits related to tax uncertainties during the nine months ended September 30, 2022.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2019 through 2021 for federal taxes, and 2011 through 2013 and 2020 through 2021 for California state taxes. For tax years 2011 through 2013, the Company received Notices of Proposed Assessments (“NPAs”) and submitted a formal protest to the FTB in 2018. During the fourth quarter of 2021, the FTB issued the protest determination letter for tax years 2011 through 2013. During the second quarter of 2022, the FTB issued the principal schedules detailing the tax assessments for tax years 2011 through 2013. The Company is currently reviewing the results of the principal schedules. Tax years 2014 through 2019 have been resolved with no outstanding issues.

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

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting basis and the respective tax basis of the Company’s assets and liabilities, and expected benefits of utilizing net operating loss, capital loss, and tax-credit carryforwards. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in net income (loss) in the period that includes the enactment date.

At September 30, 2022, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax expenses or benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company believes that through the use of prudent tax planning strategies and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

10. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Nine Months Ended September 30,
	2022	2021

	(Amounts in thousands)
Gross reserves, beginning of period	$2,226,430	$1,991,304
Reinsurance recoverables on unpaid losses, beginning of period	(41,377)	(54,460)
Net reserves, beginning of period	2,185,053	1,936,844
Incurred losses and loss adjustment expenses related to:
Current year	2,386,233	2,005,233
Prior years	49,942	(23,714)
Total incurred losses and loss adjustment expenses	2,436,175	1,981,519
Loss and loss adjustment expense payments related to:
Current year	1,267,535	1,088,285
Prior years	945,371	739,385
Total payments	2,212,906	1,827,670
Net reserves, end of period	2,408,322	2,090,693
Reinsurance recoverables on unpaid losses, end of period	24,412	51,428
Gross reserves, end of period	$2,432,734	$2,142,121

During the nine months ended September 30, 2022, inflationary trends have accelerated to their highest level in decades, which has had a significant impact on the cost of auto parts and labor as well as medical expenses for bodily injuries, and supply chain and labor shortage issues have lengthened the time to repair vehicles. Bodily injury costs are also under pressure from social inflation. These factors have increased losses and loss adjustment expenses for the insured events of the current accident year for the nine months ended September 30, 2022 compared to the corresponding period in 2021. The increase in the provision for insured events of prior years during the nine months ended September 30, 2022 of $49.9 million was primarily attributable to higher than estimated losses and loss adjustment expenses in the private passenger automobile line of insurance business. The inflationary pressures and the supply chain and labor shortage issues discussed above were major contributors to the adverse reserve development in the private passenger automobile line of insurance business for the first nine months of 2022. The decrease in the provision for insured events of prior years during the nine months ended September 30, 2021 of $23.7 million was primarily attributable to lower than estimated losses and loss adjustment expenses in the private passenger automobile and homeowners lines of insurance business.

For the nine months ended September 30, 2022 and 2021, the Company recorded catastrophe losses net of reinsurance of approximately $62 million and $85 million, respectively. Catastrophe losses due to the events that occurred during the nine months ended September 30, 2022 totaled approximately $58 million, with no reinsurance benefits used for these losses, resulting primarily from winter storms, rainstorms and hail in Texas and Oklahoma, the impact of Hurricane Ian in Florida which caused $11 million in losses, and winter storms in California. Catastrophe losses due to the events that occurred during the nine months ended September 30, 2021 totaled approximately $91 million, with no reinsurance benefits used for these losses, resulting primarily from the deep freeze and other extreme weather events in Texas and Oklahoma, wildfires and winter storms in California, and the impact of Hurricane Ida in New Jersey and New York. In addition, the Company experienced unfavorable development of approximately $4 million and favorable development of approximately $6 million on prior years' catastrophe losses for the nine months ended September 30, 2022 and 2021, respectively.

11. Notes Payable

The following table presents information about the Company's notes payable:

	Lender	Interest Rate	Maturity Date	September 30, 2022	December 31, 2021

				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, and U.S. Bank	LIBOR plus 112.5-150.0 basis points	March 31, 2026	—	—
Total principal amount				375,000	375,000
Less unamortized discount and debt issuance costs(3)				1,770	2,069
Total debt				$373,230	$372,931
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
(2)On March 29, 2017, the Company entered into an unsecured credit agreement (the "2017 Credit Agreement") that provided for revolving loans of up to $50 million and was set to mature on March 29, 2022. On March 31, 2021, the Company entered into an amended and restated credit agreement (the "Amended and Restated Credit Agreement") that amended and restated the 2017 Credit Agreement. The Amended and Restated Credit Agreement, among other things, extended the maturity date of the loan that was the subject of the 2017 Credit Agreement to March 31, 2026, added U.S. Bank as an additional lender, and increased the aggregate commitments by all the lenders to $75 million from $50 million under the 2017 Credit Agreement. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 20% to LIBOR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 19.5% at September 30, 2022, resulting in a 12.5 basis point commitment fee on the $75 million undrawn portion of the credit facility. As of October 27, 2022, there have been no borrowings under this facility.
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

On September 10, 2021, the California Department of Insurance ("DOI") served the Company a Notice of Non-Compliance ("NNC"), alleging violations in connection with its 2014 Rating & Underwriting Examination Report, which was adopted by the California DOI in 2019. The NNC itemizes alleged violations, many of which management believes were corrected or otherwise resolved during the course of the examination, and seeks penalties. The Company has participated in lengthy and detailed discussions with the California DOI since the adoption of the examination report, in an attempt to address the issues deemed unresolved by the California DOI, and has taken several additional corrective actions approved by the California DOI. The Company is continuing discussions with the California DOI in order to resolve the outstanding issues, or at least obtain the agreement of the California DOI to remove the resolved items from the NNC before proceeding to a formal hearing process if a settlement is not reached. On August 1, 2022, the California DOI publicly announced its intention to pursue an administrative action against the Company with respect to certain outstanding issues. The Company filed a written response to the NNC on September 29, 2022. The response, consisting of a notice of defense, a motion to strike, and a motion to dismiss, challenges the NNC on procedural and substantive grounds. The Company cannot reasonably predict the likelihood, timing or outcome of any hearing process or administrative action, nor can it reasonably estimate the amount of penalties, if any.

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

The following tables present the Company's operating results by reportable segment:

	Three Months Ended September 30,
	2022			2021
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$989.7	$7.2	$996.9	$933.6	$7.3	$940.9
Less:
Losses and loss adjustment expenses	783.8	3.7	787.5	694.2	3.7	697.9
Underwriting expenses	233.6	3.8	237.4	229.7	3.7	233.4
Underwriting (loss) gain	(27.7)	(0.3)	(28.0)	9.7	(0.1)	9.6
Investment income			44.6			32.3
Net realized investment losses			(144.2)			(43.5)
Other income			3.0			2.5
Interest expense			(4.3)			(4.3)
Pre-tax loss			$(128.9)			$(3.4)
Net (loss) income			$(98.3)			$1.3

	Nine Months Ended September 30,
	2022			2021
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$2,925.4	$21.6	$2,947.0	$2,761.9	$21.8	$2,783.7
Less:
Losses and loss adjustment expenses	2,425.1	11.1	2,436.2	1,970.8	10.7	1,981.5
Underwriting expenses	687.3	8.5	695.8	675.1	10.4	685.5
Underwriting (loss) gain	(187.0)	2.0	(185.0)	116.0	0.7	116.7
Investment income			118.5			95.6
Net realized investment (losses) gains			(581.2)			57.0
Other income			7.1			7.9
Interest expense			(12.8)			(12.8)
Pre-tax (loss) income			$(653.4)			$264.4
Net (loss) income			$(505.9)			$217.5

The following tables present the Company’s net premiums earned and direct premiums written by reportable segment and line of insurance business:

	Three Months Ended September 30,
	2022			2021
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$665.6	$—	$665.6	$652.0	$—	$652.0
Homeowners	213.0	—	213.0	178.9	—	178.9
Commercial automobile	68.0	—	68.0	65.6	—	65.6
Other	43.1	7.2	50.3	37.1	7.3	44.4
Net premiums earned	$989.7	$7.2	$996.9	$933.6	$7.3	$940.9

Private passenger automobile	$680.6	$—	$680.6	$693.9	$—	$693.9
Homeowners	251.8	—	251.8	222.6	—	222.6
Commercial automobile	66.5	—	66.5	62.3	—	62.3
Other	50.2	8.0	58.2	46.0	7.3	53.3
Direct premiums written	$1,049.1	$8.0	$1,057.1	$1,024.8	$7.3	$1,032.1

	Nine Months Ended September 30,
	2022			2021
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$1,990.9	$—	$1,990.9	$1,956.6	$—	$1,956.6
Homeowners	610.9	—	610.9	509.1	—	509.1
Commercial automobile	198.6	—	198.6	192.8	—	192.8
Other	125.0	21.6	146.6	103.4	21.8	125.2
Net premiums earned	$2,925.4	$21.6	$2,947.0	$2,761.9	$21.8	$2,783.7

Private passenger automobile	$2,015.6	$—	$2,015.6	$2,006.4	$—	$2,006.4
Homeowners	713.9	—	713.9	600.7	—	600.7
Commercial automobile	207.9	—	207.9	197.4	—	197.4
Other	148.8	23.3	172.1	130.3	23.6	153.9
Direct premiums written	$3,086.2	$23.3	$3,109.5	$2,934.8	$23.6	$2,958.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Note on General Business and Economic Conditions

The outbreak of COVID-19 has had a notable impact on general economic conditions, including, but not limited to, the temporary closures of many businesses and reduced consumer spending. The Company has taken and continues to take a number of precautionary steps to safeguard its customers, business and employees from COVID-19. Most of the Company's employees have been working remotely, with only certain operationally critical employees working on site at various locations. In November 2021, the Company extended its "work-from-home" policy indefinitely under the new "Mercury's My Workplace" policy, allowing most of its employees to work from anywhere in the U.S. beginning January 2022.

The Company's automobile line of insurance business experienced a rapid drop in loss frequency in the second quarter of 2020 due to reduced driving following the outbreak of the pandemic. Since then, loss frequency has increased and is now near pre-pandemic levels. Inflationary trends have accelerated to their highest level since the 1980s in 2022, with the most recent consumer price index increase of 8.2%. Excessive inflation has led to significant increases in loss severities related to vehicle repairs and bodily injuries. The COVID-19 pandemic also created more uncertainty, and the total effect on losses occurring during the COVID-19 era will not be known for several years. The Company expects more late reported claims and a prolonged settlement period. The sustained high loss severity, combined with loss frequency at near pre-pandemic levels, have negatively impacted the Company's results of operations, and the Company has submitted private passenger automobile rate filings in many states requesting rate increases. In addition, the Company is taking various non-rate actions to improve profitability.

The Federal Open Market Committee started raising the federal funds rate in March 2022 as a response to inflationary pressures. The ensuing increases in market interest rates, combined with the high inflation, the supply chain and labor issues, and the Russia-Ukraine war, have placed significant strain on financial markets leading to market volatility and turmoil. The fair values of the Company's equity securities have reflected such market volatility and the fair values of its fixed maturity securities have decreased significantly as a result of increases in market interest rates during the first nine months of 2022. The Company believes that it will continue to have sufficient liquidity to support its business operations without the forced sale of investments, based on its existing cash and short-term investments, future cash flows from operations, and $75 million of undrawn credit in its unsecured credit facility.

The Company will continue to monitor the effects of COVID-19 and its variants, the high inflation and interest rates, the supply chain and labor issues, the Russia-Ukraine war, and the legislative relief programs, including the Inflation Reduction Act of 2022 signed into law in August 2022. The extent of these effects on the Company's business and financial results will depend largely on future developments, including the duration of the high inflation and interest rates and the war, most of which are highly uncertain and cannot be predicted.

In October 2022, the Company reduced its workforce by approximately 40 employees, and a one-time cost of approximately $3 million associated with the workforce reduction will be recorded as an expense for the fourth quarter of 2022. The Company anticipates this reduction will result in ongoing annual cost savings of approximately $6 million.

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
The following tables present direct premiums written, by state and line of insurance business, for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$1,672,123	$544,374	$143,991	$159,404	$2,519,892	81.1%
Texas	73,022	81,129	34,555	4,998	193,704	6.2%
Other states (1)	270,407	88,396	29,391	7,672	395,866	12.7%
Total	$2,015,552	$713,899	$207,937	$172,074	$3,109,462	100.0%
	64.8%	23.0%	6.7%	5.5%	100.0%

	Nine Months Ended September 30, 2021
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$1,752,380	$484,264	$136,938	$140,700	$2,514,282	85.0%
Other states (1)	254,005	116,399	60,424	13,283	444,111	15.0%
Total	$2,006,385	$600,663	$197,362	$153,983	$2,958,393	100.0%
	67.8%	20.3%	6.7%	5.2%	100.0%
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

The following table presents a summary of recent and upcoming examinations:

State	Exam Type	Exam Period Covered	Status
CA, FL, GA, IL, OK, TX	Coordinated Multi-state Financial	2018-2021	Examination began in the second quarter of 2022.
CA	Premium Tax	2018-2021	Examination was completed in the third quarter of 2022.

During the course of and at the conclusion of the examinations, the examining DOI generally reports findings to the Company.

The California DOI has not approved a private passenger automobile rate filing from any major insurer since the beginning of the pandemic. The California DOI recently requested information from insurers to determine if, in its view, pandemic-related premium refunds were adequate. The California DOI is reviewing the information provided by insurers in conjunction with their rate filings. Although California courts have ruled that the California DOI lacks the authority to order such refunds, the California DOI is not approving rate increases until it has gone through this review process. While delays in obtaining indicated rates can adversely impact results of operations in any environment, that impact is especially severe in the current inflationary environment. The Company and other insurers have expressed, in private discussions and in written arguments submitted by trade groups, that the California DOI has a statutory duty to review and approve rate filings. It is not reasonably possible to predict if, or when, the California DOI will approve the Company's pending rate filings.

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
At September 30, 2022 and December 31, 2021, the Company recorded its point estimate of approximately $2.43 billion and $2.23 billion ($2.41 billion and $2.19 billion, net of reinsurance), respectively, in loss reserves, which included approximately $1.18 billion and $1.03 billion ($1.18 billion and $1.02 billion, net of reinsurance), respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to September 30, 2022 and December 31, 2021, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenues

Net premiums earned and net premiums written for the three months ended September 30, 2022 increased 6.0% and 1.9%, respectively, from the corresponding period in 2021. The increase in net premiums earned was primarily due to increases in the number of policies written outside of California, and rate increases in the California homeowners line of insurance business and in certain lines of insurance business in some states outside of California, partially offset by a decrease in the number of private passenger automobile policies written in California. The increase in net premiums written was primarily due to increases in the number of policies written outside of California and rate increases in certain lines of insurance business in some states outside of California, partially offset by a decrease in the number of private passenger automobile policies written in California.

Net premiums earned included ceded premiums earned of $22.8 million and $17.2 million for the three months ended September 30, 2022 and 2021, respectively. Net premiums written included ceded premiums written of $22.8 million and $17.3 million for the three months ended September 30, 2022 and 2021, respectively. The increases in ceded premiums earned and ceded premiums written resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

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

The following is a reconciliation of net premiums earned to net premiums written:

	Three Months Ended September 30,
	2022	2021

	(Amounts in thousands)
Net premiums earned	$996,939	$940,941
Change in net unearned premiums	37,537	74,026
Net premiums written	$1,034,476	$1,014,967

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended September 30,
	2022	2021

Loss ratio	79.0%	74.2%
Expense ratio	23.8%	24.8%
Combined ratio	102.8%	99.0%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio for the third quarter of 2022 and 2021 was affected by favorable development of approximately $1 million and $8 million, respectively, on prior accident years' loss and loss adjustment expense reserves. The favorable development for the third quarter of 2022 was primarily attributable to lower than estimated losses and loss adjustment expenses in the commercial property and umbrella lines of insurance business. The favorable development for the third quarter of 2021 was primarily attributable to lower than estimated losses and loss adjustment expenses in the homeowners and private passenger automobile lines of insurance business.

The 2022 loss ratio was negatively impacted by approximately $18 million of catastrophe losses, excluding unfavorable development of approximately $1 million on prior years' catastrophe losses, primarily due to the impact of Hurricane Ian in Florida which caused $11 million in losses, and rainstorms in Texas and Oklahoma. The 2021 loss ratio was negatively impacted by approximately $27 million of catastrophe losses, excluding favorable development of approximately $2 million on prior years' catastrophe losses, primarily due to wildfires in California and the impact of Hurricane Ida in New Jersey and New York.

Excluding the effects of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 77.3% and 72.2% for the third quarter of 2022 and 2021, respectively. The increase in the loss ratio was primarily due to an increase in loss severity in the automobile line of insurance business. Inflationary trends have accelerated to their highest level in decades in 2022, which has had a significant impact on the cost of auto parts and labor as well as medical expenses for bodily injuries, and supply chain and labor shortage issues have lengthened the time to repair vehicles. Bodily injury costs are also under pressure from social inflation. These inflationary pressures and the supply chain and labor shortage issues have led to a significant increase in automobile loss severity and increased losses and loss adjustment expenses for the insured events of the current accident year for the three months ended September 30, 2022 compared to the corresponding period in 2021. The Company has filed for rate increases in many states and is taking various non-rate actions to improve profitability.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for the three months ended September 30, 2022 decreased compared to the corresponding period in 2021, primarily due to lower advertising and other expenses.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax benefit was $30.6 million and $4.7 million for the three months ended September 30, 2022 and 2021, respectively. The increase in income tax benefit was primarily due to a $125.5 million increase in total pre-tax loss. Tax-exempt investment income, a component of total pre-tax loss, remained relatively steady with the corresponding period in 2021.
The Company’s effective income tax rate can be affected by several factors. These generally relate to large changes in the composition of fully taxable income, including net realized investment gains or losses, tax-exempt investment income, non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. Tax-exempt investment income of approximately $19 million coupled with pre-tax loss of approximately $129 million resulted in an effective tax rate of 23.7%, above the statutory tax rate of 21%, for the three months ended September 30, 2022, and tax-exempt investment income of approximately $18 million coupled with pre-tax loss of approximately $3 million resulted in an effective tax rate of 138.1% for the corresponding period in 2021.

Investments

The following table presents the investment results of the Company:

	Three Months Ended September 30,
	2022	2021

	(Dollars in thousands)
Average invested assets at cost (1)	$4,912,521	$4,751,171
Net investment income (2)
Before income taxes	$44,563	$32,334
After income taxes	$38,653	$28,708
Average annual yield on investments
Before income taxes	3.6%	2.7%
After income taxes	3.2%	2.4%
Net realized investment losses	$(144,213)	$(43,543)
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2) Higher net investment income before and after income taxes for the three months ended September 30, 2022 compared to the corresponding period in 2021 resulted largely from higher average yield combined with higher average invested assets. Average annual yield on investments before and after income taxes for the three months ended September 30, 2022 increased compared to the corresponding period in 2021, primarily due to the maturity and replacement of lower yielding investments purchased when market interest rates were lower with higher yielding investments, as a result of increasing market interest rates.

The following tables present the components of net realized investment gains or losses included in net income:

	Three Months Ended September 30, 2022
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(30,841)	$(83,257)	$(114,098)
Equity securities (1)(3)	14,017	(45,779)	(31,762)
Short-term investments (1)	(1,481)	1,817	336
Options sold	1,216	95	1,311
Total	$(17,089)	$(127,124)	$(144,213)

	Three Months Ended September 30, 2021
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(122)	$(26,120)	$(26,242)
Equity securities (1)(3)	2,153	(19,884)	(17,731)
Short-term investments (1)	—	(170)	(170)
Note receivable (1)	—	43	43
Options sold	718	(161)	557
Total	$2,749	$(46,292)	$(43,543)
__________

(1)The changes in fair value of the investment portfolio and note receivable resulted from application of the fair value option.
(2)The decreases in fair value of fixed maturity securities for the third quarters of 2022 and 2021 primarily resulted from increases in market interest rates.
(3)The primary cause for the decreases in fair value of equity securities for the third quarters of 2022 and 2021 was the overall decline in equity markets.

Net (Loss) Income

	Three Months Ended September 30,
	2022	2021

	(Amounts in thousands, except per share data)
Net (loss) income	$(98,303)	$1,288
Basic average shares outstanding	55,371	55,371
Diluted average shares outstanding	55,371	55,375
Basic Per Share Data:
Net (loss) income	$(1.78)	$0.02
Net realized investment losses, net of tax	$(2.06)	$(0.62)
Diluted Per Share Data:
Net (loss) income	$(1.78)	$0.02
Net realized investment losses, net of tax	$(2.06)	$(0.62)

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenues

Net premiums earned and net premiums written for the nine months ended September 30, 2022 increased 5.9% and 4.8%, respectively, from the corresponding period in 2021. The increases in net premiums earned and net premiums written were primarily due to increases in the number of policies written outside of California, and rate increases in the California homeowners line of insurance business and in certain lines of insurance business in some states outside of California, partially offset by a decrease in the number of private passenger automobile policies written in California.

Net premiums earned included ceded premiums earned of $57.4 million and $48.3 million for the nine months ended September 30, 2022 and 2021, respectively. Net premiums written included ceded premiums written of $57.8 million and $48.8 million for the nine months ended September 30, 2022 and 2021, respectively. The increases in ceded premiums earned and ceded premiums written resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

The following is a reconciliation of net premiums earned to net premiums written:

	Nine Months Ended September 30,
	2022	2021

	(Amounts in thousands)
Net premiums earned	$2,947,000	$2,783,682
Change in net unearned premiums	115,267	139,009
Net premiums written	$3,062,267	$2,922,691

Expenses

The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Nine Months Ended September 30,
	2022	2021

Loss ratio	82.7%	71.2%
Expense ratio	23.6%	24.6%
Combined ratio	106.3%	95.8%

The loss ratio for the nine months of 2022 and 2021 was affected by unfavorable development of approximately $50 million and favorable development of approximately $24 million, respectively, on prior accident years' loss and loss adjustment expense reserves. The unfavorable development for the nine months of 2022 was primarily attributable to higher than estimated losses and loss adjustment expenses in the private passenger automobile line of insurance business. Inflationary trends have accelerated to their highest level in decades in 2022, which has had a significant impact on the cost of auto parts and labor as well as medical expenses for bodily injuries, and supply chain and labor shortage issues have lengthened the time to repair vehicles. Bodily injury costs are also under pressure from social inflation. These factors were major contributors to the adverse reserve development in the private passenger automobile line of insurance business. The favorable development for the nine months of 2021 was primarily attributable to lower than estimated losses and loss adjustment expenses in the private passenger automobile and homeowners lines of insurance business.

The 2022 loss ratio was negatively impacted by approximately $58 million of catastrophe losses, excluding unfavorable development of approximately $4 million on prior years' catastrophe losses, primarily due to winter storms, rainstorms and hail in Texas and Oklahoma, the impact of Hurricane Ian in Florida which caused $11 million in losses, and winter storms in California. The 2021 loss ratio was negatively impacted by approximately $91 million of catastrophe losses, excluding favorable development of approximately $6 million on prior years' catastrophe losses, primarily due to the deep freeze and other extreme weather events in Texas and Oklahoma, wildfires and winter storms in California, and the impact of Hurricane Ida in New Jersey and New York.

Excluding the effects of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 79.0% and 68.8% for the nine months of 2022 and 2021, respectively. The increase in the loss ratio was primarily due to increases in loss severity and frequency in the automobile line of insurance business. The inflationary pressures and the supply chain and labor shortage issues discussed above have led to a significant increase in automobile loss severity and increased losses and loss adjustment expenses for the insured events of the current accident year for the nine months ended September 30, 2022 compared to the corresponding period in 2021. After bottoming out in the second quarter of 2020, automobile loss frequency has mostly been increasing and is near pre-pandemic levels. The Company has filed for rate increases in many states and is taking various non-rate actions to improve profitability.

The expense ratio for the nine months ended September 30, 2022 decreased compared to the corresponding period in 2021, primarily due to lower advertising and other expenses.
Income tax (benefit) expense was $(147.5) million and $47.0 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in income tax expense was primarily due to a $917.8 million decrease in total pre-tax income. Tax-exempt investment income, a component of total pre-tax (loss) income, remained relatively steady with the corresponding period in 2021.

Tax-exempt investment income of approximately $54 million coupled with pre-tax loss of approximately $653 million resulted in an effective tax rate of 22.6%, above the statutory tax rate of 21%, for the nine months ended September 30, 2022, while tax-exempt investment income of approximately $56 million coupled with pre-tax income of approximately $264 million resulted in an effective tax rate of 17.8%, below the statutory rate, for the corresponding period in 2021.

Investments

The following table presents the investment results of the Company:

	Nine Months Ended September 30,
	2022	2021

	(Dollars in thousands)
Average invested assets at cost (1)	$4,889,050	$4,643,916
Net investment income (2)
Before income taxes	$118,469	$95,566
After income taxes	$103,091	$85,168
Average annual yield on investments
Before income taxes	3.2%	2.7%
After income taxes	2.8%	2.5%
Net realized investment (losses) gains	$(581,237)	$56,953
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2) Higher net investment income before and after income taxes for the nine months ended September 30, 2022 compared to the corresponding period in 2021 resulted largely from higher average yield combined with higher average invested assets. Average annual yield on investments before and after income taxes for the nine months ended September 30, 2022 increased compared to the corresponding period in 2021, primarily due to the maturity and replacement of lower yielding investments purchased when market interest rates were lower with higher yielding investments, as a result of increasing market interest rates.

The following tables present the components of net realized investment gains or losses included in net income:

	Nine Months Ended September 30, 2022
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(53,224)	$(329,458)	$(382,682)
Equity securities (1)(3)	20,311	(220,469)	(200,158)
Short-term investments (1)	(2,488)	152	(2,336)
Options sold	3,915	24	3,939
Total	$(31,486)	$(549,751)	$(581,237)

	Nine Months Ended September 30, 2021
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(3,607)	$(21,729)	$(25,336)
Equity securities (1)(3)	33,802	47,057	80,859
Short-term investments (1)	236	(161)	75
Note receivable (1)	—	15	15
Options sold	1,579	(239)	1,340
Total	$32,010	$24,943	$56,953
__________

(1)The changes in fair value of the investment portfolio and note receivable resulted from application of the fair value option.
(2)The decreases in fair value of fixed maturity securities for the nine months of 2022 and 2021 primarily resulted from increases in market interest rates.
(3)The primary cause for the decrease in fair value of equity securities for the nine months of 2022 was the overall decline in equity markets. The primary cause for the increase in fair value of equity securities for the nine months of 2021 was the overall improvement in equity markets.

Net (Loss) Income

	Nine Months Ended September 30,
	2022	2021

	(Amounts in thousands, except per share data)
Net (loss) income	$(505,902)	$217,464
Basic average shares outstanding	55,371	55,367
Diluted average shares outstanding	55,371	55,375
Basic Per Share Data:
Net (loss) income	$(9.14)	$3.93
Net realized investment (losses) gains, net of tax	$(8.29)	$0.82
Diluted Per Share Data:
Net (loss) income	$(9.14)	$3.93
Net realized investment (losses) gains, net of tax	$(8.29)	$0.82

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $436.5 million at September 30, 2022 as well as $75 million of credit available on the unsecured credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the nine months ended September 30, 2022 was $284.9 million, a decrease of $143.2 million compared to the corresponding period in 2021. The decrease was primarily due to increases in payments for losses and loss adjustment expenses and policy acquisition costs, partially offset by an increase in premium collections, a decrease in payments for income taxes, and an increase in net investment income received. The Company utilized the cash provided by operating activities during the nine months ended September 30, 2022 primarily for the net purchases of investment securities and payment of dividends to its shareholders.

On July 29, 2022, the Board did not extend its authorization of the repurchase of up to $200 million of the Company’s Common Stock and allowed its authorization to expire on that date, which the Board originally authorized on July 31, 2020. The Company has not repurchased any of the Company’s Common Stock under this authorization.

The following table presents the estimated fair value of fixed maturity securities at September 30, 2022 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$243,303
Due after one year through two years	198,306
Due after two years through three years	136,983
Due after three years through four years	206,455
Due after four years through five years	349,909
Total due within five years	$1,134,956

B. Reinsurance
For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake.
The Company is the assuming reinsurer under a Catastrophe Participation Reinsurance Contract (the "Contract") effective for the 12 months ending December 31, 2022. The Company reimburses a group of affiliates of a ceding company for a proportional share of a portfolio of catastrophe losses based on the premiums ceded to the Company under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 73.5% and 71.0% for the 12 months ending December 31, 2022 and 2021, respectively. The total assumed premium under the Contract is $10.0 million and $12.5 million for the 12 months ending December 31, 2022 and 2021, respectively. The total possible amount of losses for the Company under the Contract is $25.0 million and $31.3 million for the 12 months ending December 31, 2022 and 2021, respectively. The Company recognized $2.5 million and $3.1 million in earned premiums and $2.2 million and $5.5 million in incurred losses under the Contract for the three months ended September 30, 2022 and 2021, respectively, and $7.5 million and $9.4 million in earned premiums and $6.3 million and $13.4 million in incurred losses for the nine months ended September 30, 2022 and 2021, respectively.

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

The catastrophe events that occurred in 2022 caused approximately $58 million in losses to the Company, resulting primarily from winter storms, rainstorms and hail in Texas and Oklahoma, the impact of Hurricane Ian in Florida which caused $11 million in losses, and winter storms in California. No reinsurance benefits were available under the Treaty for these losses as none of the 2022 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $60 million and $40 million under the Treaty for the 12 months ending June 30, 2023 and 2022, respectively.

The catastrophe events that occurred in 2021 caused approximately $113 million in losses to the Company as of September 30, 2022, resulting primarily from the deep freeze and other extreme weather events in Texas and Oklahoma, rainstorms, wildfires and winter storms in California, and the impact of Hurricane Ida in New Jersey and New York. No reinsurance benefits were available under the Treaty for these losses as none of the 2021 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $40 million under the Treaty for each of the 12 months ending June 30, 2022 and 2021.

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
The following table presents the composition of the total investment portfolio of the Company at September 30, 2022:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$69,806	$69,363
Municipal securities	2,797,095	2,688,727
Mortgage-backed securities	181,850	165,208
Corporate securities	560,699	510,811
Collateralized loan obligations	307,457	285,360
Other asset-backed securities	188,667	178,390
	4,105,574	3,897,859
Equity securities:
Common stock	485,603	537,455
Non-redeemable preferred stock	64,429	54,042
Private equity funds measured at net asset value (2)	138,369	92,838
	688,401	684,335
Short-term investments	101,548	100,621
Total investments	$4,895,523	$4,682,815
______________
(1)    Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.
(2)    The fair value is measured using the NAV practical expedient. See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.
At September 30, 2022, 50.6% of the Company’s total investment portfolio at fair value and 60.8% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At September 30, 2022, 84.6% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.

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

The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	September 30, 2022	December 31, 2021

	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	12.2	10.8
including short-term investments	11.9	10.4
Call-adjusted average maturity:
excluding short-term investments	6.7	4.6
including short-term investments	6.5	4.5
Modified duration reflecting anticipated early calls:
excluding short-term investments	3.9	3.5
including short-term investments	3.8	3.4
Short-Term Investments	—	—

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at September 30, 2022, consistent with the average rating at December 31, 2021. The Company's municipal bond holdings, of which 88.1% were tax exempt, represented 60.8% of its fixed maturity securities portfolio at September 30, 2022, at fair value, and are broadly diversified geographically. See Part I-Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and credit quality ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At September 30, 2022, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $5.8 million and $13.8 million, respectively, at fair value, and represented 0.1% and 0.4%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2021, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $7.1 million and $17.3 million, respectively, at fair value, and represented 0.2% and 0.4%, respectively, of total fixed maturity securities.
The overall credit ratings for the Company’s fixed maturity securities portfolio were relatively stable during the nine months ended September 30, 2022, with 95.8% of fixed maturity securities at fair value experiencing no change in their overall rating. 3.7% and 0.5% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the nine months ended September 30, 2022.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	September 30, 2022
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds and agencies:
Agencies	$10,036	$—	$—	$—	$—	$10,036
Treasuries	59,327	—	—	—	—	59,327
Total	69,363	—	—	—	—	69,363
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	33,543	241,428	71,978	33,593	2,417	382,959
Uninsured	75,283	590,747	1,406,811	215,091	17,836	2,305,768
Total	108,826	832,175	1,478,789	248,684	20,253	2,688,727
	4.0%	31.0%	55.0%	9.2%	0.8%	100.0%
Mortgage-backed securities:
Commercial	17,252	5,819	4,760	—	—	27,831
Agencies	555	—	—	—	—	555
Non-agencies:
Prime	17,405	99,219	18,491	—	404	135,519
Alt-A	—	450	—	146	707	1,303
Total	35,212	105,488	23,251	146	1,111	165,208
	21.3%	63.8%	14.1%	0.1%	0.7%	100.0%
Corporate securities:
Communications	—	167	—	6,334	—	6,501
Consumer, cyclical	—	1,825	—	52,997	—	54,822
Consumer, non-cyclical	—	—	21,790	9,065	—	30,855
Energy	—	6,685	3,456	35,855	—	45,996
Financial	—	19,785	150,688	58,079	5,622	234,174
Industrial	—	15,000	53,367	48,119	—	116,486
Technology	—	—	—	692	—	692
Utilities	—	—	9,040	12,245	—	21,285
Total	—	43,462	238,341	223,386	5,622	510,811
	—%	8.5%	46.7%	43.7%	1.1%	100.0%
Collateralized loan obligations:
Corporate	9,706	77,251	198,403	—	—	285,360
Total	9,706	77,251	198,403	—	—	285,360
	3.4%	27.1%	69.5%	—%	—%	100.0%

Other asset-backed securities	4,196	76,994	62,742	34,458	—	178,390
	2.4%	43.1%	35.2%	19.3%	—%	100.0%
Total	$227,303	$1,135,370	$2,001,526	$506,674	$26,986	$3,897,859
	5.8%	29.1%	51.4%	13.0%	0.7%	100.0%
_____________
(1)Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds and Agencies

The Company had $69.4 million and $13.1 million, or 1.8% and 0.3% of its fixed maturity securities portfolio, at fair value, in U.S. government bonds and agencies at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, Moody's and Fitch ratings for U.S. government-issued debt were Aaa and AAA, respectively, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds and agencies portfolio reflecting anticipated early calls was 1.6 years and 0.9 years at September 30, 2022 and December 31, 2021, respectively.

Municipal Securities

The Company had $2.69 billion and $2.84 billion, or 69.0% and 70.5% of its fixed maturity securities portfolio, at fair value, in municipal securities, $383.0 million and $424.1 million of which were insured, at September 30, 2022 and December 31, 2021, respectively. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute securities ratings and the underlying credit ratings as of September 30, 2022 and December 31, 2021.
At September 30, 2022 and December 31, 2021, 64.5% and 56.8%, respectively, of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement and ratings reflecting the credit of the underlying issuers. At September 30, 2022 and December 31, 2021, the average rating of the Company’s insured municipal securities was A+, which corresponded to the average rating of the investment grade bond insurers. The remaining 35.5% and 43.2% of insured municipal securities at September 30, 2022 and December 31, 2021, respectively, were non-rated or below investment grade, and were insured by bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 3.8 years and 3.1 years at September 30, 2022 and December 31, 2021, respectively.
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

Mortgage-Backed Securities

At September 30, 2022 and December 31, 2021, substantially all of the mortgage-backed securities portfolio of $165.2 million and $137.0 million, or 4.2% and 3.4%, respectively, of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to “prime” residential and commercial real estate borrowers. The Company had holdings of $27.8 million and $25.2 million at fair value ($29.0 million and $25.1 million at amortized cost) in commercial mortgage-backed securities at September 30, 2022 and December 31, 2021, respectively.
The weighted-average rating of the entire mortgage-backed securities portfolio was AA at each of September 30, 2022 and December 31, 2021. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 5.1 years and 7.9 years at September 30, 2022 and December 31, 2021, respectively.

Corporate Securities

Corporate securities included in fixed maturity securities were as follows:

	September 30, 2022	December 31, 2021

	(Dollars in thousands)
Corporate securities at fair value	$510,811	$523,853
Percentage of total fixed maturity securities portfolio	13.1%	13.0%
Modified duration	3.4 years	3.8 years
Weighted-average rating	A-	BBB+

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities were as follows:

	September 30, 2022	December 31, 2021

	(Dollars in thousands)
Collateralized loan obligations at fair value	$285,360	$314,153
Percentage of total fixed maturity securities portfolio	7.3%	7.8%
Modified duration	5.0 years	6.3 years
Weighted-average rating	A+	AA-

Other Asset-Backed Securities

Other asset-backed securities included in fixed maturity securities were as follows:

	September 30, 2022	December 31, 2021

	(Dollars in thousands)
Other asset-backed securities at fair value	$178,390	$200,209
Percentage of total fixed maturity securities portfolio	4.6%	5.0%
Modified duration	3.5 years	2.6 years
Weighted-average rating	A+	AA-

Equity Securities

Equity holdings of $684.3 million and $970.9 million at fair value, as of September 30, 2022 and December 31, 2021, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The Company had a net (loss) gain of $(220.5) million and $47.1 million due to changes in fair value of the Company’s equity securities portfolio for the nine months ended September 30, 2022 and 2021, respectively. The primary cause for the decrease in fair value of the Company’s equity securities portfolio for the nine months ended September 30, 2022 was the overall decline in equity markets. The primary cause for the increase in fair value of the Company’s equity securities portfolio for the nine months ended September 30, 2021 was the overall improvement in equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At September 30, 2022, 14.6% of the total investment portfolio at fair value was held in equity securities, compared to 18.9% at December 31, 2021 .
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

On March 29, 2017, the Company entered into the 2017 Credit Agreement that provided for revolving loans of up to $50 million and was set to mature on March 29, 2022. On March 31, 2021, the Company entered into the Amended and Restated Credit Agreement that amended and restated the 2017 Credit Agreement. The Amended and Restated Credit Agreement, among other things, extended the maturity date of the loan that was the subject of the 2017 Credit Agreement to March 31, 2026, added U.S. Bank as an additional lender, and increased the aggregate commitments by all the lenders to $75 million from $50 million under the 2017 Credit Agreement. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from LIBOR plus 112.5 basis points when the ratio is under 20% to LIBOR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 19.5% at September 30, 2022, resulting in a 12.5 basis point commitment fee on the $75 million undrawn portion of the credit facility. As of October 27, 2022, there have been no borrowings under this facility.

The Company was in compliance with all of the financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at September 30, 2022.

For additional information on debt, see Note 11. Notes Payable of the Notes to Consolidated Financial Statements.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.59 billion at September 30, 2022, and net premiums written of $3.99 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.51 to 1 at September 30, 2022.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of September 30, 2022, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2021.

The following table presents fixed maturity municipal securities by state in descending order of holdings at fair value at September 30, 2022:

States	Fair Value	Average Rating
	(Amounts in thousands)
Florida	$315,092	A
Texas	270,118	AA-
Illinois	195,703	A+
California	176,050	A+
New York	169,942	A+
Other states	1,561,822	A+
Total	$2,688,727

At September 30, 2022, the fixed maturity municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Florida and Texas. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.

Taxable fixed maturity securities represented 39.2% of the Company’s total fixed maturity securities portfolio at fair value at September 30, 2022. 4.5% of the Company’s taxable fixed maturity securities at fair value were comprised of U.S. government bonds and agencies, which were rated AAA at September 30, 2022. 0.2% of the Company’s taxable fixed maturity securities at fair value, representing 0.1% of its total fixed maturity securities portfolio at fair value, were rated below investment grade at September 30, 2022. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in equity markets.

At September 30, 2022, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $537.5 million in common stocks, $54.0 million in non-redeemable preferred stocks, and $92.8 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 11.5% of total investments at fair value at September 30, 2022. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

	(Amounts in thousands, except average Beta)
Average Beta	0.87	1.14
Hypothetical reduction of 25% in the overall value of the stock market	$116,896	$227,152
Hypothetical reduction of 50% in the overall value of the stock market	$233,793	$454,304

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
The fixed maturity securities portfolio, which represented 83.2% of total investments at September 30, 2022 at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 3.8 years and 3.4 years at September 30, 2022 and December 31, 2021, respectively.

If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at September 30, 2022 would decrease by $150.3 million and $300.7 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company's fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

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

MERCURY GENERAL CORPORATION

Date: November 1, 2022	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: November 1, 2022	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer