Form 10-K
period 2022-12-31
MERCURY GENERAL CORP
filed 2023-02-14
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2022 was $1,176,396,246 (which represents 26,555,220 shares of common equity held by non-affiliates multiplied by $44.30, the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).

At February 9, 2023, the registrant had issued and outstanding an aggregate of 55,371,127 shares of its Common Stock.
____________________________

Documents Incorporated by Reference
Certain information from the registrant’s definitive proxy statement for the 2023 Annual Meeting of Shareholders is incorporated herein by reference into Part III hereof.

MERCURY GENERAL CORPORATION

PART I

Item 1.Business

General

Mercury General Corporation ("Mercury General") and its subsidiaries (referred to herein collectively as the "Company") are primarily engaged in writing personal automobile insurance through 12 insurance subsidiaries (referred to herein collectively as the "Insurance Companies") in 11 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical protection, and umbrella insurance. The Company's insurance policies are mostly sold through independent agents who receive a commission for selling policies. The Company believes that it has thorough underwriting and claims handling processes that, together with its agent relationships, provide the Company with competitive advantages.

The direct premiums written for the years ended December 31, 2022, 2021 and 2020 by state and line of insurance business were:

Year Ended December 31, 2022
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$2,142,265	$716,651	$193,809	$216,022	$3,268,747	80.8%
Texas	97,620	105,269	43,641	6,174	252,704	6.2%
Other states (1)	358,973	118,419	39,312	10,375	527,079	13.0%
Total	$2,598,858	$940,339	$276,762	$232,571	$4,048,530	100.0%
	64.3%	23.2%	6.8%	5.7%	100.0%

Year Ended December 31, 2021
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$2,286,017	$642,291	$181,957	$188,446	$3,298,711	84.4%
Other states (1)	354,730	159,197	77,916	16,975	608,818	15.6%
Total	$2,640,747	$801,488	$259,873	$205,421	$3,907,529	100.0%
	67.6%	20.5%	6.6%	5.3%	100.0%

Year Ended December 31, 2020
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines	Total
California (3)	$2,266,115	$579,747	$161,619	$149,627	$3,157,108	86.4%
Other states (1)(4)	302,819	99,194	79,169	15,871	497,053	13.6%
Total	$2,568,934	$678,941	$240,788	$165,498	$3,654,161	100.0%
	70.3%	18.6%	6.6%	4.5%	100.0%
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

The principal executive offices of Mercury General are located in Los Angeles, California. The home office of the Insurance Companies and the information technology center are located in Brea, California. The Company also owns office buildings in Rancho Cucamonga and Folsom, California, which are used to support California operations, and in Clearwater, Florida and in Oklahoma City, Oklahoma, which support the Company's operations outside of California and house several third party tenants. The Company maintains branch offices in a number of locations in California; Clearwater, Florida; Bridgewater, New Jersey; Oklahoma City, Oklahoma; and Austin and San Antonio, Texas.

Human Capital

The Company had approximately 4,300 employees at December 31, 2022. The Company's employees are critical to its continued success, and it focuses significant attention on attracting and retaining talented and motivated individuals. The Company pays its employees fairly and competitively and offers a wide range of benefits regardless of gender, race or ethnicity. The Company benchmarks and sets pay ranges based on market data and considering such factors as employees' roles, experiences and performance, and the location of their job. Individual goals are set annually for each employee, and attainment of those goals is an element of the employee’s performance assessment. The Company regularly reviews its compensation practices, both in terms of its overall workforce and individual employees, to ensure its pay is fair and equitable. In addition, the Company reviews its staffing levels periodically to ensure they are aligned with its business needs.

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

The Company sponsors a wellness program designed to enhance physical, financial and mental well-being for all of its employees, and encourages healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives. The Company implemented safety protocols and new procedures to protect its employees and customers in response to the COVID-19 pandemic. This includes having the vast majority of its employees work from home or anywhere in the U.S., while implementing safety measures for employees working on-site.

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

Mercury General conducts its business through the following subsidiaries:

Insurance Companies	Formed or Acquired	A.M. Best Rating	Primary States
Mercury Casualty Company ("MCC")(1)	1961	A	CA, AZ, NV, NY, VA
Mercury Insurance Company ("MIC")(1)	1972	A	CA
California Automobile Insurance Company ("CAIC")(1)	1975	A	CA
California General Underwriters Insurance Company, Inc. ("CGU")(1)	1985	A	CA
Mercury Insurance Company of Illinois	1989	A	IL, NJ
Mercury Insurance Company of Georgia	1989	A	GA
Mercury Indemnity Company of Georgia	1991	A	GA
American Mercury Insurance Company	1996	A-	OK, CA, TX, VA
American Mercury Lloyds Insurance Company ("AML")	1996	A-	TX
Mercury County Mutual Insurance Company	2000	A-	TX
Mercury Insurance Company of Florida ("MICFL")(2)	2001	A	FL
Mercury Indemnity Company of America	2001	A	FL, NJ
Orion Indemnity Company ("OIC")(1)	2015	A	CA

Non-Insurance Companies	Formed or Acquired	Purpose
Mercury Select Management Company, Inc.	1997	AML’s attorney-in-fact
Mercury Insurance Services LLC	2000	Management services to subsidiaries
AIS Management LLC	2009	Parent company of AIS and PoliSeek
Auto Insurance Specialists LLC ("AIS")	2009	Insurance agency
PoliSeek AIS Insurance Solutions, Inc. ("PoliSeek")	2009	Insurance agency
Animas Funding LLC ("AFL")	2013	Special purpose investment vehicle
Fannette Funding LLC ("FFL")	2014	Special purpose investment vehicle
Mercury Plus Insurance Services LLC	2018	Insurance agency
_____________
(1)The term "California Companies" refers to MCC, MIC, CAIC, CGU, and OIC.
(2)MICFL was dissolved in November 2022.

Production and Servicing of Business
The Company sells its policies through a network of approximately 7,450 independent agents, its 100% owned insurance agencies, AIS and PoliSeek, and directly through internet sales portals. Approximately 1,900, 1,270, and 1,240 of the independent agents are located in California, Florida, and Texas, respectively. The independent agents and agencies are independent contractors selected and contracted by the Company and generally also represent competing insurance companies. Certain of these independent agencies are under the common ownership of a parent company; however, they each operate autonomously with their own contractual agreements with the Company and hence are accounted for as separate independent agencies. Excluding AIS and PoliSeek, independent agents and agencies collectively accounted for approximately 88% of the Company's direct premiums written in 2022 and no single independent agent or agency accounted for more than 1.1% of the Company’s direct premiums written during any of the last three years. AIS and PoliSeek represented the Company as independent agencies prior to their acquisition in 2009, and continue to act as independent agencies selling policies for a number of other insurance companies. Policies sold directly through the internet sales portals are assigned to and serviced by the Company's agents and agencies, including AIS and PoliSeek.

The Company believes that it compensates its agents above the industry average. Net commissions incurred in 2022 were approximately 15% of net premiums written.

The Company’s advertising budget is allocated among television, radio, newspaper, internet, and direct mailing media with the intent to provide the best coverage available within targeted media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to generate leads, create brand awareness, and remain competitive in the current insurance climate. In 2022, the Company incurred approximately $12 million in net advertising expense.

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

In California, "good drivers," as defined by the California Insurance Code, accounted for approximately 88% of the Company's California voluntary private passenger automobile policies-in-force at December 31, 2022, while higher risk categories accounted for approximately 12%. The Company's private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averaged approximately 96%, 97%, and 96% in 2022, 2021, and 2020, respectively.

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

The following table provides a reconciliation of beginning and ending estimated reserve balances for the years indicated:

RECONCILIATION OF NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Gross reserves at January 1(1)	$2,226,430	$1,991,304	$1,921,255
Reinsurance recoverables on unpaid losses	(41,379)	(54,461)	(76,100)
Cumulative effect of adopting ASU 2016-13	—	—	149
Reinsurance recoverables on unpaid losses, as adjusted	(41,379)	(54,461)	(75,951)
Net reserves at January 1, as adjusted(1)	2,185,051	1,936,843	1,845,304
Incurred losses and loss adjustment expenses related to:
Current year	3,314,938	2,786,246	2,372,364
Prior years	47,281	(26,091)	22,979
Total incurred losses and loss adjustment expenses	3,362,219	2,760,155	2,395,343
Loss and loss adjustment expense payments related to:
Current year	1,862,006	1,601,998	1,366,661
Prior years	1,125,677	909,949	937,143
Total payments	2,987,683	2,511,947	2,303,804
Net reserves at December 31(1)	2,559,587	2,185,051	1,936,843
Reinsurance recoverables on unpaid losses	25,323	41,379	54,461
Gross reserves at December 31(1)	$2,584,910	$2,226,430	$1,991,304
_____________
(1)Under statutory accounting principles ("SAP"), reserves are stated net of reinsurance recoverables on unpaid losses whereas under U.S. generally accepted accounting principles ("GAAP"), reserves are stated gross of reinsurance recoverables on unpaid losses.

During 2022, inflationary trends accelerated to their highest level in decades, which had a significant impact on the cost of automobile parts and labor as well as medical expenses for bodily injuries, and supply chain and labor shortage issues lengthened the time to repair vehicles. Bodily injury costs were also under pressure from social inflation. These factors contributed to higher losses and loss adjustment expenses related to the current accident year for 2022 compared to 2021 and 2020. The increase in the provision for insured events of prior years in 2022 of approximately $47.3 million primarily resulted from higher than estimated losses and loss adjustment expenses in the automobile line of insurance business. The inflation, supply chain, and labor issues discussed above were major contributors to the adverse reserve development in the automobile line of insurance business for 2022.

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

The Company recorded catastrophe losses net of reinsurance of approximately $102 million, $104 million, and $64 million in 2022, 2021, and 2020, respectively. Catastrophe losses due to events that occurred in 2022 totaled approximately $101 million, with no reinsurance benefits used for these losses, resulting primarily from the deep freeze of Winter Storm Elliott and other extreme weather events in Texas, Oklahoma and Georgia, winter storms in California, and the impact of Hurricane Ian in Florida. In addition, the Company experienced unfavorable development of approximately $1 million on prior years' catastrophe losses in 2022. Catastrophe losses due to the events that occurred in 2021 totaled approximately $109 million, with no reinsurance benefits used for these losses, resulting primarily from the deep freeze of Winter Storm Uri and other extreme weather events in Texas and Oklahoma, rainstorms, wildfires and winter storms in California, and the impact of Hurricane Ida in New Jersey and New York. These losses were partially offset by favorable development of approximately $5 million on prior years' catastrophe losses. Catastrophe losses due to the events that occurred in 2020 totaled approximately $69 million, with no reinsurance benefits used for these losses, resulting primarily from wildfires and windstorms in California and extreme weather events outside of California. These losses were partially offset by favorable development of approximately $5 million on prior years' catastrophe losses.

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

The following table presents, on a statutory basis, the Insurance Companies’ loss, expense and combined ratios, and the private passenger automobile industry combined ratio. The Insurance Companies’ ratios (Company-wide) include lines of insurance business other than private passenger automobile that accounted for approximately 35.7% of direct premiums written in 2022; hence, the Company believes its combined ratio (for private passenger automobile only) is more comparable to the industry ratios.

	Year Ended December 31,
	2022	2021	2020	2019	2018
Loss ratio (Company-wide)	85.1%	73.8%	67.4%	75.2%	76.6%
Expense ratio (Company-wide)	24.4%	24.9%	26.2%	24.5%	24.5%
Combined ratio (Company-wide)(2)	109.5%	98.7%	93.6%	99.7%	101.0%
Combined ratio (Company's private passenger automobile only)	110.3%	96.0%	88.3%	98.2%	99.5%
Industry combined ratio (all writers)(1)	N/A	100.7%	90.5%	98.1%	97.3%
Industry combined ratio (excluding direct writers)(1)	N/A	99.4%	91.4%	97.3%	97.8%
____________
(1)Source: A.M. Best, Aggregates & Averages (2018 through 2021), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).
(2)Combined ratio for 2018 does not sum due to rounding.

Premiums to Surplus Ratio
The following table presents the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Guidelines established by the National Association of Insurance Commissioners (the "NAIC") indicate that this ratio should be no greater than 3 to 1.

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(Amounts in thousands, except ratios)
Net premiums written	$3,978,017	$3,855,369	$3,611,543	$3,731,723	$3,495,633
Policyholders’ surplus	$1,502,424	$1,827,210	$1,768,103	$1,539,998	$1,471,547
Ratio	2.7 to 1	2.1 to 1	2.0 to 1	2.4 to 1	2.4 to 1

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

Tax considerations are important in portfolio management. The Company closely monitors the timing and recognition of capital gains and losses to maximize the realization of any deferred tax assets arising from capital losses. The Company had no capital loss carryforward at December 31, 2022.

Investment Portfolio
The following table presents the composition of the Company’s total investment portfolio:

	December 31,
	2022		2021		2020
	Cost(1)	Fair Value	Cost(1)	Fair Value	Cost(1)	Fair Value
			(Amounts in thousands)
Taxable bonds	$1,758,853	$1,649,078	$1,640,945	$1,632,358	$936,762	$943,836
Tax-exempt state and municipal bonds	2,467,937	2,439,233	2,268,835	2,399,165	2,451,656	2,605,974
Total fixed maturities	4,226,790	4,088,311	3,909,780	4,031,523	3,388,418	3,549,810
Equity securities	668,843	699,552	754,536	970,939	695,150	803,851
Short-term investments	123,928	122,937	141,206	140,127	376,547	375,609
Total investments	$5,019,561	$4,910,800	$4,805,522	$5,142,589	$4,460,115	$4,729,270
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

Investment Results
The following table presents the investment results of the Company for the most recent five years:

	Year Ended December 31,
	2022	2021	2020	2019	2018
		(Dollars in thousands)
Average invested assets at cost(1) (2)	$4,902,755	$4,681,462	$4,291,888	$4,008,601	$3,740,497
Net investment income(3)
Before income taxes	$168,356	$129,727	$134,858	$141,263	$135,838
After income taxes	$146,204	$115,216	$120,043	$125,637	$121,476
Average annual yield on investments(3)
Before income taxes	3.4%	2.8%	3.1%	3.5%	3.6%
After income taxes	3.0%	2.5%	2.8%	3.1%	3.3%
Net realized investment (losses) gains after income taxes	$(385,583)	$88,210	$67,727	$176,006	$(105,481)
 __________
(1)Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2)At December 31, 2022, fixed maturity securities with call features totaled $3.1 billion at fair value and $3.2 billion at amortized cost.
(3)Net investment income before and after income taxes for 2022 increased compared to 2021, primarily due to higher average yield combined with higher average invested assets. Average annual yield on investments before and after income taxes for 2022 increased compared to 2021, primarily due to the maturity and replacement of lower yielding investments purchased when market interest rates were lower with higher yielding investments, as a result of increasing market interest rates, as well as higher yields on investments based on floating interest rates.

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

Reputation for customer service and price are the principal means by which the Company competes with other insurers. In addition, the marketing efforts of independent agents can provide a competitive advantage. Based on the most recent regularly published statistical compilations of premiums written in 2021, the Company was the sixth largest writer of private passenger automobile insurance in California and the sixteenth largest in the United States.

The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company has historically seen premium growth during hard market conditions. The Company believes that the automobile insurance market in most states has hardened during 2022 as insurance carriers began to increase rates reflecting high loss severity and increasing loss frequency as the country emerged from the COVID-19 pandemic. In California, market conditions in 2022 were hard as companies tightened their underwriting due to difficulty in obtaining regulatory approval for rate increases.

Reinsurance

For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake. For more detailed discussion, see "Regulation—Insurance Assessments" below.

The Company is the assuming reinsurer under a Catastrophe Portfolio Participation Reinsurance Contract ("Contract") effective through December 31, 2025. The Company reimburses a group of affiliates of a ceding company for a proportional share of a portfolio of catastrophe losses based on the premiums ceded to the Company under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 73.5%. The total assumed premium under the Contract is $15.0 million for each of the 12 month periods ending December 31, 2023 through 2025 and $10.0 million for the 12 months ended December 31, 2022. The total possible amount of losses for the Company under the Contract is $30.0 million for each of the 12 month periods ending December 31, 2023 through 2025 and $25.0 million for the 12 months ended December 31, 2022. The Company recognized $10.0 million and $12.5 million in earned premiums and $8.4 million and $17.5 million in incurred losses under the Contract for the 12 months ended December 31, 2022 and 2021, respectively.

The Company is party to a Catastrophe Reinsurance Treaty ("Treaty") covering a wide range of perils that is effective through June 30, 2023. For the 12 months ending June 30, 2023 and 2022, the Treaty provides $936 million and $792 million of coverage, respectively, on a per occurrence basis after covered catastrophe losses exceed the Company retention limit of $60 million and $40 million, respectively. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies such as homeowners, but does cover losses from fires following an earthquake. The Treaty includes additional restrictions as noted in the tables below.

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
__________
(1)    The increase in the annual premium is primarily due to higher reinsurance coverage and rates and growth in the covered book of business.
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

The catastrophe events that occurred in 2022 caused approximately $101 million in losses to the Company, resulting primarily from the deep freeze of Winter Storm Elliott and other extreme weather events in Texas, Oklahoma and Georgia, winter storms in California, and the impact of Hurricane Ian in Florida. No reinsurance benefits were available under the Treaty for these losses as none of the 2022 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $60 million and $40 million under the Treaty for the 12 months ending June 30, 2023 and 2022, respectively.

The catastrophe events that occurred in 2021 caused approximately $113 million in losses to the Company as of December 31, 2022, resulting primarily from the deep freeze of Winter Storm Uri and other extreme weather events in Texas and Oklahoma, rainstorms, wildfires and winter storms in California, and the impact of Hurricane Ida in New Jersey and New York. No reinsurance benefits were available under the Treaty for these losses as none of the 2021 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $40 million under the Treaty for each of the 12 months ended June 30, 2022 and 2021.

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

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company made direct financial contributions of approximately $83,000 and $54,000 to officeholders and candidates in 2022 and 2021, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The risk-based capital ("RBC") formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2022, 2021 and 2020, each of the Insurance Companies exceeded the minimum required RBC level. For more detailed information, see "Liquidity and Capital Resources—F. Regulatory Capital Requirements" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Own Risk and Solvency Assessment

Insurance companies are required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its most recent ORSA Summary Report with the California DOI in November 2022. Compliance with the ORSA requirements did not have a material impact on the Company's consolidated financial statements.

Insurance Assessments

The California Insurance Guarantee Association ("CIGA") was created to pay claims on behalf of insolvent property and casualty insurers. Each year, these claims are estimated by CIGA and the Company is assessed for its pro-rata share based on prior year California premiums written in the particular line. These assessments are currently limited to 2% of premiums written in the preceding year and are recouped through a mandated surcharge to policyholders in the year after the assessment. There were no material CIGA assessments in 2022.

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowner policy directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other revenue in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 30, 2022, the most recent date at which information was available, was $76.7 million. There was no assessment made in 2022.

The Insurance Companies in other states are also subject to the provisions of similar insurance guaranty associations. There were no material assessments or payments during 2022 in other states.

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

California-domiciled insurance companies are also required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2022, the Insurance Companies are permitted to pay in 2023, without obtaining DOI approval for extraordinary dividends, $151 million in dividends to Mercury General, of which $125 million may be paid by the California Companies.

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

Information about the Company's Executive Officers
The following table presents certain information concerning the executive officers of the Company as of February 9, 2023:

Name	Age	Position
George Joseph	101	Chairman of the Board
Gabriel Tirador	58	President and Chief Executive Officer
Victor G. Joseph	36	Executive Vice President and Chief Operating Officer
Theodore R. Stalick	59	Senior Vice President and Chief Financial Officer
Kelly Butler	40	Vice President and Chief Underwriting Officer
Katie Gibbs	33	Vice President and Chief Experience Officer
Christopher Graves	57	Vice President and Chief Investment Officer
Brandt N. Minnich	56	Vice President and Chief Sales Development Officer
Randall R. Petro	59	Vice President and Chief Claims Officer
Mark Ribisi	60	President and Chief Executive Officer of AIS Management LLC
Jeffrey M. Schroeder	46	Vice President and Chief Product Officer
Heidi C. Sullivan	54	Vice President and Chief Human Capital Officer
Erik Thompson	54	Vice President and Chief Marketing Officer
Charles Toney	61	Vice President and Chief Actuary
Judy A. Walters	76	Vice President, Corporate Affairs and Secretary

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

Ms. Gibbs, Vice President and Chief Experience Officer, joined the Company in 2022. Prior to joining the Company, she served as Vice President, Product Development for Kemper Insurance from 2019 to 2022. Prior to 2019, she held various leadership positions in Product and Corporate Strategy at American Family Insurance and its subsidiaries.

Mr. Graves, Vice President and Chief Investment Officer, has been employed by the Company in the investment department since 1986. Mr. Graves was appointed Chief Investment Officer in 1998, and named Vice President in 2001.

Mr. Minnich, Vice President and Chief Sales Development Officer, joined the Company as an underwriter in 1989. In 2007, he joined Superior Access Insurance Services as Director of Agency Operations. In 2008 he rejoined the Company as an Assistant Product Manager, and in 2009, he was named Senior Director of Marketing, a role he held until appointed to his current position later in 2009. Mr. Minnich has over 30 years' experience in the property and casualty insurance industry and is a Chartered Property and Casualty Underwriter.

Mr. Petro, Vice President and Chief Claims Officer, has been employed by the Company in the Claims Department since 1987. Mr. Petro was appointed Vice President in March 2014, and named Chief Claims Officer in March 2015.

Mr. Ribisi, President and Chief Executive Officer of AIS Management LLC, joined the Company in 2009 as President and Chief Executive Officer of AIS Management LLC, a significant subsidiary of the Company. Prior to joining the Company, he served as Vice President and Chief Operating Officer for Aon’s Personal Lines Division from 2002 to 2009. Mr. Ribisi has over 35 years' experience in the property and casualty insurance industry and is a Certified Insurance Counselor.

Mr. Schroeder, Vice President and Chief Product Officer, has been employed by the Company since 2010. Prior to his appointment as Vice President and Chief Product Officer, he served as President and Chief Operating Officer of OIC. Prior to joining the Company, Mr. Schroeder was a Product Manager at 21st Insurance Company.

Ms. Sullivan, Vice President and Chief Human Capital Officer, joined the Company in 2012. Prior to joining the Company, she served as Senior Vice President, Human Capital for Arcadian Health Plan from 2008 to 2012. Prior to 2008, she held various leadership positions at Kaiser Permanente, Progressive Insurance, and Score Educational Centers.

Mr. Thompson, Vice President, Chief Marketing Officer, joined the Company as Director of Advertising in 2005, and was appointed Vice President, Advertising and Public Relations in October 2017. Prior to joining the Company, Mr. Thompson held various leadership positions in advertising, marketing, and public relations at several organizations, including Universal Studios, Inc., Turner, and Columbia TriStar Television.

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
For the year ended December 31, 2022, the Company generated approximately 81% of its direct automobile insurance premiums written in California. The Company’s financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in the states in which the Company operates and changes in any of these conditions could negatively impact the Company’s results of operations.

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

Changes in the method for determining London Interbank Offered Rate ("LIBOR") and the eventual replacement of LIBOR may affect the value of the Company's investment portfolio and its net investment income.
On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the FCA announced it will cease publication of the most commonly used U.S. dollar LIBOR tenors after June 30, 2023. The Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (“SOFR”) in April 2018 as an alternative for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. On July 29, 2021, the U.S. Federal Reserve formally recommended the forward-looking SOFR term rates as the replacement for U.S. dollar LIBOR.

The Company has exposure to LIBOR-based financial instruments, such as LIBOR-based securities held in its investment portfolio. Alternative reference rates have different characteristics than LIBOR, and may demonstrate less predictable behavior over time and across different monetary, market, and economic environments. Although the full impact of transition remains unclear, this change could have an adverse impact on the securities markets, the value of the Company's investment portfolio, and its net investment income.

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
At December 31, 2022, approximately 50% of the Company’s total investment portfolio at fair value and approximately 60% of its total fixed maturity securities at fair value were invested in tax-exempt municipal bonds. With such a large percentage of the Company’s investment portfolio invested in municipal bonds, the performance of the Company’s investment portfolio, including the cash flows generated by the investment portfolio, is significantly dependent on the performance of municipal bonds. If the value of municipal bond markets in general or any of the Company’s municipal bond holdings deteriorates, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

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
The Company sells its insurance policies primarily through a network of approximately 7,450 independent agents. The Company must compete with other insurance carriers for these agents’ business. Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions, or more attractive non-cash incentives. To maintain its relationship with these independent agents, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of customer satisfaction. If these independent agents find it preferable to do business with the Company’s competitors, it would be difficult to renew the Company’s existing business or attract new business. State regulations may also limit the manner in which the Company’s producers are compensated or incentivized. Such developments could negatively impact the Company’s relationship with these parties and ultimately reduce revenues.

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
At December 31, 2022, the Company’s consolidated balance sheets reflected approximately $43 million of goodwill and $9 million of other intangible assets. The Company evaluates whether events or circumstances have occurred that suggest that the fair values of its goodwill and other intangible assets are below their respective carrying values. The determination that the fair values of the Company’s goodwill and other intangible assets are less than their carrying values may result in an impairment write-down. An impairment write-down would be reflected as expense and could have a material adverse effect on the Company’s results of operations during the period in which it recognizes the expense. In the future, the Company may incur impairment charges related to goodwill and other intangible assets already recorded or arising out of future acquisitions.

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
Approximately 64% of the Company’s direct premiums written for the year ended December 31, 2022 were generated from private passenger automobile insurance policies. Adverse developments in the market for personal automobile insurance or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the Company’s results of operations to suffer. The property-casualty insurance industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, wild fires, sinkholes, earthquakes and, to a lesser degree, explosions, terrorist attacks, and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, new and used car valuations, medical costs, and changes in non-economic costs due to changes in the legal and regulatory environments. In addition, the advent of driverless cars and usage-based insurance could materially alter the way that automobile insurance is marketed, priced, and underwritten.

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

Although the Company has consistently paid cash dividends in the past, it may not be able to pay or increase cash dividends in the future.
The Company has consistently paid cash dividends since the public offering of its common stock in November 1985 and has consistently increased the dividend per share until 2022. As a result of challenging business conditions, the Company reduced the dividend per share during 2022 for the first time since 1985. Future cash dividends will depend upon a variety of factors, including the Company’s profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by the Board of Directors. The Company’s ability to pay dividends or increase the dividend per share may also be limited by the ability of the Insurance Companies to make distributions to the Company, which may be restricted by financial, regulatory or tax constraints, and by the terms of the Company’s debt instruments. In addition, there can be no assurance that the Company will pay dividends or increase the dividend per share even if the necessary financial and regulatory conditions are met and if sufficient cash is available for distribution.

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

Location	Purpose	Size in Square Feet	Percent Occupied by the Company at December 31, 2022
Brea, CA	Home office and I.T. facilities (2 buildings)	236,000	100%
Folsom, CA	Administrative and Data Center	88,000	100%
Los Angeles, CA	Executive offices	41,000	96%
Rancho Cucamonga, CA	Administrative	127,000	46%
Clearwater, FL	Property held for sale	162,000	14%
Oklahoma City, OK	Administrative	100,000	25%

The Company leases additional office space for operations. In addition, the Company owns 5.9 acres of land in Rancho Cucamonga, California. The Company’s properties are well maintained, adequately meet its needs, and are being utilized for their intended purposes.

Office location is not crucial to the Company’s operations. Although the Company occupies space in owned buildings and leased office space, and all team members may utilize this office space to carry out Company business, most of its workforce chooses to work from home, as a result of the "Mercury's My Workplace" policy that allows most of its employees to work from anywhere in the U.S. beginning January 2022. Consequently, the Company is in the process of reducing its office footprint.

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

The Company also establishes accruals for estimated liabilities for non-insurance claims related lawsuits, regulatory actions, and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. In addition, the Company accrues for anticipated legal defense costs associated with such lawsuits and regulatory actions. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company’s pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition or cash flows.

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
The closing price of the Company’s common stock on February 9, 2023 was $37.27.
Holders
As of February 9, 2023, there were approximately 136 holders of record of the Company’s common stock.
Dividends

For financial statement purposes, the Company records dividends on the declaration date. The continued payment and amount of cash dividends will depend upon the Company’s operating results, overall financial condition, capital requirements, and general business conditions.

Holding Company Act
Pursuant to the Holding Company Act, California-domiciled insurance companies are required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2022, the Insurance Companies are permitted to pay in 2023, without obtaining DOI approval for extraordinary dividends, $151 million in dividends to Mercury General, of which $125 million may be paid by the California Companies.

For a discussion of certain restrictions on the payment of dividends to Mercury General by some of its insurance subsidiaries, see Note 13. Dividends, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

Performance Graph

The following graph compares the cumulative total shareholder returns on the Company’s common stock (trading symbol: MCY) with the cumulative total returns on the Standard and Poor’s 500 Composite Stock Price Index ("S&P 500 Index") and the Company’s industry peer group over the last five years. The graph assumes that $100 was invested on December 31, 2017 in each of the Company’s Common Stock, the S&P 500 Index and the industry peer group and the reinvestment of all dividends.

Comparative Five-Year Cumulative Total Returns
Stock Price Plus Reinvested Dividends
$240
$220
$200
$180
$160
$140
$120
$100
$80
2017
2018
2019
2020
2021
2022
Mercury General
Industry Peer Group
S&P 500 Index

	2017	2018	2019	2020	2021	2022
Mercury General	$100.00	$101.67	$100.41	$114.16	$121.21	$81.67
Industry Peer Group	100.00	99.81	117.98	121.70	150.65	166.67
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
The industry peer group consists of Alleghany Corporation, Allstate Corporation, American Financial Group, Arch Capital Group Ltd, Berkley (W.R.), Berkshire Hathaway 'B', Chubb Corporation, Cincinnati Financial Corporation, CNA Financial Corporation, Erie Indemnity Company, Hanover Insurance Group, Markel Corporation, Old Republic International, Progressive Corporation, RLI Corporation, Selective Insurance Group, and Travelers Companies, Inc.
Recent Sales of Unregistered Securities
None.
Share Repurchases
On July 29, 2022, the Board did not extend its authorization of the repurchase of up to $200 million of the Company’s Common Stock and allowed its authorization to expire on that date. The Board originally authorized the repurchase on July 31, 2020. The Company has not repurchased any of its Common Stock since 2000.

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

The Company is headquartered in Los Angeles, California and writes primarily personal automobile lines of business selling policies through a network of independent agents, 100% owned insurance agents and direct channels, in 11 states: Arizona, California, Florida, Georgia, Illinois, Nevada, New Jersey, New York, Oklahoma, Texas, and Virginia. The Company also offers homeowners, commercial automobile, commercial property, mechanical protection, fire, and umbrella insurance. Private passenger automobile lines of insurance business accounted for approximately 64% of the $4.0 billion of the Company’s direct premiums written in 2022, and approximately 82% of the private passenger automobile premiums were written in California.

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

2022 Financial Performance Summary
The Company’s net (loss) income for the year ended December 31, 2022 was $(512.7) million, or $(9.26) per diluted share, compared to $247.9 million, or $4.48 per diluted share, for the same period in 2021. Included in net (loss) income was $168.4 million of pre-tax net investment income that was generated during 2022 on a portfolio of $4.9 billion, at fair value, at December 31, 2022, compared to $129.7 million of pre-tax net investment income that was generated during 2021 on a portfolio of $5.1 billion, at fair value, at December 31, 2021. Also included in net (loss) income were pre-tax net realized investment (losses) gains of $(488.1) million and $111.7 million in 2022 and 2021, respectively, and pre-tax catastrophe losses, net of reinsurance and reinstatement premiums earned, of approximately $101.3 million and $103.7 million in 2022 and 2021, respectively. Pre-tax net realized investment losses for 2022 resulted largely from the decrease in fair value of fixed maturity securities due to increases in market interest rates as well as the decrease in fair value of equity securities due to the decline in overall equity markets.

The Company continued its marketing efforts to enhance name recognition and lead generation in 2022, although it reduced the spending for advertising and marketing as part of its cost saving initiative. The Company believes that its marketing efforts, combined with its ability to maintain relatively low prices and a strong reputation, make its insurance products competitive in California and in other states.

The Company believes its thorough underwriting process gives it an advantage over its competitors. The Company’s agent relationships and underwriting and claims processes are its most important competitive advantages.

The Company’s operating results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $353 million and $502 million in 2022 and 2021, respectively. Cash flow from operations has been used to pay shareholder dividends and help support growth.

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
•Underwriting Cycle and Competition—The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company believes that the automobile insurance market in most states has hardened during 2022 as insurance carriers began to increase rates reflecting high loss severity and increasing loss frequency as the country emerged from the COVID-19 pandemic. In California, market conditions in

2022 were hard as companies tightened their underwriting due to difficulty in obtaining regulatory approval for rate increases.

Technology

The Company has continued its core insurance platform modernization initiatives in 2022, and intends to complete the migration of most of its products from legacy systems to a single platform and continue to invest in the modernization of its technology and data science platforms in 2023.

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

The Company's automobile line of insurance business experienced a rapid drop in loss frequency in the second quarter of 2020 due to reduced driving following the outbreak of the pandemic. Since then, loss frequency has increased and is now near pre-pandemic levels. In 2022, inflationary trends accelerated to their highest level since the 1980s. Excessive inflation led to significant increases in loss severities related to vehicle repairs and bodily injuries. The COVID-19 pandemic also created more uncertainty, and the total effect on losses occurring during the COVID-19 era will not be known for several years. The Company expects more late reported claims and a prolonged settlement period. The sustained high loss severity, combined with loss frequency at near pre-pandemic levels, negatively impacted the Company's results of operations, and the Company has submitted private passenger automobile rate filings in many states requesting rate increases. In addition, the Company is taking various non-rate actions to improve profitability.

The Federal Open Market Committee started raising the federal funds rate in March 2022 as a response to inflationary pressures. The ensuing increases in market interest rates, combined with the high inflation, the supply chain and labor issues, and the Russia-Ukraine war, have placed significant strain on financial markets leading to market volatility and turmoil. The fair values of the Company's equity securities have reflected such market volatility and the fair values of its fixed maturity securities have decreased significantly as a result of increases in market interest rates during 2022. The Company believes that it will continue to have sufficient liquidity to support its business operations without the forced sale of investments, based on its existing cash and short-term investments, future cash flows from operations, and $175 million of undrawn credit in its unsecured credit facility.

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

In October 2022, the Company reduced its workforce by approximately 40 employees, and a one-time cost of approximately $3 million associated with the workforce reduction was recorded as an expense for the fourth quarter of 2022. The Company anticipates this reduction will result in ongoing annual cost savings of approximately $6 million.
B. Regulatory and Legal Matters
The process for implementing rate changes varies by state. For more detailed information related to insurance rate approval, see "Item 1. Business—Regulation."
During 2022, the Company implemented rate changes in 11 states. In California, no rate increases were approved by the California DOI for lines of insurance business that exceeded 5% of the Company's total net premiums earned in 2022.

In January 2023, the California DOI approved a 6.9% rate increase on each of MIC's and CAIC's private passenger automobile line of insurance business, which represented approximately 51% and 5%, respectively, of the Company's total net premiums earned in 2022. The Company plans to implement these rate increases in March 2023. In addition, the Company plans to file for another 6.9% rate increase with the California DOI in March 2023 on each of MIC's and CAIC's California private passenger automobile line of insurance business.

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

The Company also establishes accruals for estimated liabilities for non-insurance claims related lawsuits, regulatory actions, and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. For material loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. In addition, the Company accrues for anticipated legal defense costs associated with such lawsuits and regulatory actions. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company’s pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition or cash flows.

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
Loss development on MD reserves is generally insignificant because MD claims are generally settled in a shorter period than BI claims. However, in periods of high rates of change in inflation rates, such as what has been experienced in late 2021 through 2022, loss development on MD reserves can be elevated for a short period of time. The majority of the loss adjustment expense reserves are estimated costs to defend BI claims, which tend to require longer periods of time to settle as compared to MD claims.

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

The following table presents the typical closure patterns of BI claims in the Company's California personal automobile insurance coverage:

	% of Total
	Claims Closed	Dollars Paid
BI claims closed in the accident year reported	36%	12%
BI claims closed one year after the accident year reported	78%	50%
BI claims closed two years after the accident year reported	94%	76%
BI claims closed three years after the accident year reported	97%	88%

BI claims closed in the accident year reported are generally the smaller and less complex claims that settle for approximately $8,000 to $9,000 on average, whereas the total average settlement, once all claims are closed for a particular accident year, is approximately $17,000 to $27,000. The Company creates incurred and paid loss triangles to estimate ultimate losses utilizing historical payment and reserving patterns and evaluates the results of this analysis against its frequency and severity analysis to establish BI loss reserves. The Company adjusts development factors to account for inflation trends it sees in loss severity. As a larger proportion of claims from an accident year are settled, there emerges a higher degree of certainty for the loss reserves established for that accident year. At December 31, 2022, the accident years that are most likely to develop are the 2020 through 2022 accident years; however, it is possible that older accident years could develop as well.

In general, the Company expects that historical claims trends will continue with costs tending to increase, which is generally consistent with historical data, and therefore the Company believes that it is reasonable to expect inflation to continue. Many potential factors can affect the BI inflation rate, including changes in claims handling process, changes in statutes and regulations, the number of litigated files, increased use of medical procedures such as MRIs and epidural injections, general economic factors, timeliness of claims adjudication, vehicle safety, weather patterns, changes in the relative percentages of single- and multi-car accidents, social inflation, and gasoline prices, among other factors; however, the magnitude of the impact of such factors on the inflation rate is unknown.

The Company's automobile line of insurance business experienced a rapid drop in loss frequency in the second quarter of 2020 due to reduced driving following the outbreak of the pandemic. Since then, loss frequency has increased and is now near pre-pandemic levels. In 2022, inflationary trends accelerated to their highest level since the 1980s. Excessive inflation led to significant increases in loss severities related to vehicle repairs and bodily injuries. In addition, the COVID-19 pandemic created greater uncertainty in the reserve estimates: A greater number of large claims may emerge from the 2020, 2021 and 2022 accident years compared to the prior accident years as claimants may be reluctant to go to a medical provider due to the pandemic but subsequently seek monetary compensation to ease the economic hardship attributable to the pandemic. Based on these factors and uncertainty attributable to the pandemic and inflation, the reserve estimates for the 2020, 2021 and 2022 accident years are subject to a greater degree of variability.

The Company believes that it is reasonably possible that the California automobile BI severity could vary from recorded amounts by as much as 12%, 8% and 6% for 2022, 2021 and 2020 accident years, respectively; however, the variation could be more or less than these amounts.

During the years 2018 through 2022, the changes in the loss severity amounts for the three preceding accident years from the prior year amounts (BI severity variance from prior year) have ranged as follows:

	High	Low
Immediate preceding accident year	7.9%	(2.9)%
Second preceding accident year	7.5%	0.1%
Third preceding accident year	5.2%	(1.0)%

The following table presents the effects on the California automobile BI loss reserves for the 2022, 2021 and 2020 accident years based on possible variations in the severity recorded; however, the actual variations could be more or less than these amounts:

California Automobile Bodily Injury Inflation Reserve Sensitivity Analysis

Accident Year	Number of Claims Expected	Actual Recorded Severity at 12/31/2022		Implied Inflation Rate Recorded (1)		(A) Pro-forma severity if actual severity is lower by 12% for 2022, 8% for 2021, and 6% for 2020	(B) Pro-forma severity if actual severity is higher by 12% for 2022, 8% for 2021, and 6% for 2020	Favorable loss development if actual severity is less than recorded (Column A)	Unfavorable loss development if actual severity is more than recorded (Column B)
2022	20,532	$26,590	(2)	13.0%	(2)	$23,399	$29,781	$65,518,000	$(65,518,000)
2021	20,514	$23,526		11.0%		$21,644	$25,408	$38,607,000	$(38,607,000)
2020	18,560	$21,186		21.1%		$19,915	$22,457	$23,590,000	$(23,590,000)
2019	29,375	$17,496		—		—	—	—	—
Total Loss Development—Favorable (Unfavorable)								$127,715,000	$(127,715,000)
___________
(1)    Implied inflation rate is calculated by dividing the difference between the current and prior year actual recorded severity by the prior year actual recorded severity. The Company believes that severity increases are caused by litigation, medical costs, inflation, and increased utilization of medical procedures.
(2)    In 2022, inflationary trends accelerated to their highest level since the 1980s, which had a significant impact on medical expenses for bodily injuries. Bodily injury costs were also under pressure from social inflation. These inflationary factors led to an increase in loss severity in 2022.

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

The COVID-19 pandemic created greater uncertainty in the claims count development for the 2020, 2021 and 2022 accident years. The Company believes that the reduced services for non-critical cases at medical facilities and fear of infection during the pandemic combined with the economic hardship caused by the pandemic are likely to increase the late reporting of claims seeking settlement for monetary compensation. At December 31, 2022, there were 19,589 California automobile BI claims reported for the 2022 accident year and the Company estimates that these are expected to ultimately grow by approximately 4.8%. The Company believes that while actual development in recent years has ranged approximately from 3% to 7%, it is reasonable to expect that the range of the development could be as great as between 0% and 10%.  However, actual development may be more or less than the expected range.

The following table presents the effects on loss development of different claim counts within the broader possible range at December 31, 2022:

California Automobile Bodily Injury Claim Count Reserve Sensitivity Analysis

2022 Accident Year	Claims Reported	Amount Recorded at 12/31/2022 at Approximately 4.8% Claim Count Development	Total Expected Amount If Claim Count Development is 0%	Total Expected Amount If Claim Count Development is 10%
Claim count	19,589	20,532	19,589	21,548
Approximate average cost per claim	Not meaningful	$26,590	$26,590	$26,590
Total dollars	Not meaningful	$545,946,000	$520,872,000	$572,961,000
Total Loss Development—Favorable (Unfavorable)			$25,074,000	$(27,015,000)

(3) Unexpected Losses From Older Accident Periods

Unexpected losses are generally not provided for in the current loss reserve because they are not known or expected and tend to be unquantifiable. Once known, the Company establishes a provision for the losses, but it is not possible to provide any meaningful sensitivity analysis as to the potential size of any unexpected losses. These losses can be caused by many factors, including unexpected legal interpretations of coverage, ineffective claims handling, regulations extending claims reporting periods, assumption of unexpected or unknown risks, adverse court decisions as well as many unknown factors. During 2022, the Company did not incur any material unexpected losses related to claims from accident periods prior to 2019.

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
Discussion of Losses and Loss Reserves and Prior Period Loss Development

At December 31, 2022 and 2021, the Company recorded its point estimate of approximately $2.58 billion and $2.23 billion ($2.56 billion and $2.19 billion, net of reinsurance), respectively, in loss and loss adjustment expense reserves, which included approximately $1.28 billion and $1.03 billion ($1.28 billion and $1.02 billion, net of reinsurance), respectively, of incurred-but-not-reported liabilities ("IBNR"). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to December 31, 2022 and 2021, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

The Company evaluates its loss reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For 2022, the Company reported unfavorable development of approximately $47 million on the 2021 and prior accident years’ loss and loss adjustment expense reserves. The unfavorable development in 2022 was primarily attributable to higher than estimated losses and loss adjustment expenses in the automobile line of insurance business. In 2022, inflationary trends accelerated to their highest level in decades, which had a significant impact on the cost of automobile parts and labor as well as medical expenses for bodily injuries, and supply chain and labor shortage issues lengthened the time to repair vehicles. Bodily injury costs were also under pressure from social inflation. These factors were major contributors to the adverse reserve development in the automobile line of insurance business.

The Company recorded catastrophe losses net of reinsurance of approximately $102 million in 2022. Catastrophe losses due to the events that occurred during 2022 totaled approximately $101 million, with no reinsurance benefits used for these losses. The majority of the 2022 catastrophe losses resulted from the deep freeze of Winter Storm Elliott and other extreme weather events in Texas, Oklahoma and Georgia, winter storms in California, and the impact of Hurricane Ian in Florida. In addition, the Company experienced unfavorable development of approximately $1 million on prior years' catastrophe losses in 2022.

RESULTS OF OPERATIONS
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenues

Net premiums earned and net premiums written in 2022 increased 5.6% and 3.2%, respectively, from 2021. The increase in net premiums earned and written was primarily due to increases in the number of policies written outside of California, higher average premiums in the California homeowners line of insurance business, and rate increases in certain lines of insurance business in some states outside of California, partially offset by a decrease in the number of private passenger automobile policies written in California. During 2022, the Company discontinued offering twelve-month private passenger automobile policies on new and renewal businesses in most states where it operates, including California, which further offset the increase in net premiums written for the year ended December 31, 2022 compared to the same period in 2021. At December 31, 2022, the Company's twelve-month private passenger automobile policies represented approximately 21% of its total private passenger automobile policies in force.

Net premiums earned included ceded premiums earned of $81.0 million and $65.0 million in 2022 and 2021, respectively. Net premiums written included ceded premiums written of $81.3 million and $65.5 million in 2022 and 2021, respectively. The increase in ceded premiums earned and written resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

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

The following is a reconciliation of total net premiums earned to net premiums written:

	Year Ended December 31,
	2022	2021
	(Amounts in thousands)
Net premiums earned	$3,952,482	$3,741,948
Change in net unearned premiums	25,535	113,421
Net premiums written	$3,978,017	$3,855,369

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Company's consolidated loss, expense, and combined ratios determined in accordance with GAAP:

	Year Ended December 31,
	2022	2021
Loss ratio	85.1%	73.8%
Expense ratio	23.6%	24.5%
Combined ratio	108.7%	98.3%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company’s loss ratio was affected by unfavorable development of approximately $47 million and favorable development of approximately $26 million on prior accident years’ loss and loss adjustment expense reserves for the years ended December 31, 2022 and 2021, respectively. The unfavorable development in 2022 was primarily attributable to higher than estimated losses and loss adjustment expenses in the automobile line of insurance business. Inflationary trends accelerated to their highest level in decades in 2022, which had a significant impact on the cost of automobile parts and labor as well as medical expenses for bodily injuries, and supply chain and labor shortage issues lengthened the time to repair vehicles. Bodily injury costs were also under pressure from social inflation. These factors were major contributors to the adverse reserve development in the automobile line of insurance business. The favorable development in 2021 was primarily attributable to lower than estimated losses and loss adjustment expenses in the homeowners and private passenger automobile lines of insurance business.

The 2022 loss ratio was negatively impacted by a total of approximately $101 million of catastrophe losses, excluding unfavorable development of approximately $1 million on prior years' catastrophe losses, primarily due to the deep freeze of Winter Storm Elliott and other extreme weather events in Texas, Oklahoma and Georgia, winter storms in California, and the impact of Hurricane Ian in Florida. The 2021 loss ratio was negatively impacted by a total of approximately $109 million of catastrophe losses, excluding favorable development of approximately $5 million on prior years' catastrophe losses, primarily due to the deep freeze of Winter Storm Uri and other extreme weather events in Texas and Oklahoma, rainstorms, wildfires and winter storms in California, and the impact of Hurricane Ida in New Jersey and New York.

Excluding the effect of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 81.3% and 71.5% for the years ended December 31, 2022 and 2021, respectively. The increase in the loss ratio was primarily due to increases in loss severity and frequency in the automobile line of insurance business. The inflationary pressures and the supply chain and labor shortage issues discussed above, coupled with a lag in obtaining timely rate increases to offset the effects of inflationary trends, led to a significant increase in automobile loss severity and increased losses and loss adjustment expenses for the insured events of the current accident year for 2022 compared to 2021. After bottoming out in the second quarter of 2020, automobile loss frequency has mostly been increasing and is near pre-pandemic levels. The Company has filed for rate increases in many states and is taking various non-rate actions to improve profitability.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The decrease in the expense ratio is primarily due to lower expenses for advertising and profitability-related accruals combined with higher net premiums earned.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax (benefit) expense was $(158.0) million and $51.4 million for the years ended December 31, 2022 and 2021,

respectively. The $209.4 million decrease in income tax expense was mainly due to a significant decrease in pre-tax income of $970.0 million.

The Company’s effective income tax rate can be affected by several factors. These generally include large changes in fully-taxable income including net realized investment gains or losses, tax-exempt investment income, nondeductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. The effective income tax rate was 23.6% and 17.2% for 2022 and 2021, respectively. The effective income tax rate for 2022 was higher than the statutory tax rate of 21% because tax-exempt investment income of approximately $75 million was included in pre-tax loss of approximately $671 million, while the effective income tax rate for 2021 was lower than the statutory tax rate because tax-exempt investment income of approximately $74 million was included in pre-tax income of approximately $299 million.
Investments
The following table presents the investment results of the Company:

	Year Ended December 31,
	2022	2021
	(Amounts in thousands)
Average invested assets at cost (1)	$4,902,755	$4,681,462
Net investment income (2)
Before income taxes	$168,356	$129,727
After income taxes	$146,204	$115,216
Average annual yield on investments (2)
Before income taxes	3.4%	2.8%
After income taxes	3.0%	2.5%
Net realized investment (losses) gains	$(488,080)	$111,658
__________
(1)Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2)Net investment income before and after income taxes increased primarily due to higher average yield combined with higher average invested assets. Average annual yield on investments before and after income taxes increased primarily due to the maturity and replacement of lower yielding investments purchased when market interest rates were lower with higher yielding investments, as a result of increasing market interest rates, as well as higher yields on investments based on floating interest rates.

The following tables present the components of net realized investment gains (losses) included in net income:

	Year Ended December 31, 2022
	Gains (Losses) Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturity securities (1)(2)	$(70,562)	$(260,223)	$(330,785)
Equity securities (1)(3)	24,916	(185,694)	(160,778)
Short-term investments (1)	(2,492)	88	(2,404)
Options sold	5,786	101	5,887
Total	$(42,352)	$(445,728)	$(488,080)

	Year Ended December 31, 2021
	Gains (Losses) Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturity securities (1)(2)	$(4,384)	$(39,649)	$(44,033)
Equity securities (1)(3)	45,235	107,701	152,936
Short-term investments (1)	(145)	(141)	(286)
Note receivable (1)	—	(4)	(4)
Options sold	2,964	81	3,045
Total	$43,670	$67,988	$111,658
__________
(1)The changes in fair value of the investment portfolio and note receivable resulted from the application of the fair value option.
(2)The decreases in fair value of fixed maturity securities in 2022 and 2021 were primarily due to increases in market interest rates.
(3)The decrease in fair value of equity securities in 2022 was primarily due to the overall decline in equity markets, and the increase in fair value of equity securities in 2021 was primarily due to the overall improvement in equity markets.

Net (Loss) Income

	Year Ended December 31,
	2022	2021
	(Amounts in thousands, except per share data)
Net (loss) income	$(512,672)	$247,937
Basic average shares outstanding	55,371	55,368
Diluted average shares outstanding	55,371	55,374
Basic Per Share Data:
Net (loss) income	$(9.26)	$4.48
Net realized investment (losses) gains, net of tax	$(6.96)	$1.59
Diluted Per Share Data:
Net (loss) income	$(9.26)	$4.48
Net realized investment (losses) gains, net of tax	$(6.96)	$1.59

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-K for the year ended December 31, 2021 for a discussion of changes in its results of operations from the year ended December 31, 2020 to the year ended December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES
A. General
The Company is largely dependent upon dividends received from its insurance subsidiaries in the current and prior years to pay debt service costs and to make distributions to its shareholders. Under current insurance law, the Insurance Companies are entitled to pay ordinary dividends of approximately $151 million in 2023 to Mercury General. As of December 31, 2022, Mercury General had approximately $96 million in investments and cash that could be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets, and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General, and the purchase of investments.

B. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $412.7 million at December 31, 2022 as well as $175 million of undrawn credit in its unsecured credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the year ended December 31, 2022 was $352.6 million, a decrease of $149.0 million compared to the year ended December 31, 2021. The decrease was primarily due to increases in payments for losses and loss adjustment expenses and policy acquisition costs, partially offset by an increase in premium collections, a decrease in payments for income taxes, and an increase in investment income received. The Company utilized the cash provided by operating activities during the year ended December 31, 2022 primarily for the net purchases of investment securities and payment of dividends to its shareholders. The average annual net cash provided by operating activities for the past 10 years was approximately $364 million, and cash generated from operations was sufficient to meet the liquidity requirements over this period.

The following table presents the estimated fair value of fixed maturity securities at December 31, 2022 by contractual maturity in the next five years.

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$144,357
Due after one year through two years	282,736
Due after two years through three years	160,817
Due after three years through four years	245,663
Due after four years through five years	293,680
$1,127,253

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

The following table presents the composition of the total investment portfolio of the Company at December 31, 2022:

	Cost(1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$159,256	$158,607
Municipal securities	2,794,476	2,737,183
Mortgage-backed securities	184,936	166,260
Corporate securities	607,945	569,553
Collateralized loan obligations	332,859	320,252
Other asset-backed securities	147,318	136,456
	4,226,790	4,088,311
Equity securities:
Common stock	463,940	558,169
Preferred stock	64,686	51,236
Private equity funds measured at net asset value (2)	140,217	90,147
	668,843	699,552
Short-term investments	123,928	122,937
Total investments	$5,019,561	$4,910,800
 __________
(1)Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.
(2)The fair value is measured using the net asset value practical expedient. See Note 4. Fair Value Measurements, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information.

At December 31, 2022, 49.7% of the Company’s total investment portfolio at fair value and 59.7% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At December 31, 2022, 51.3% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.
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

The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	December 31, 2022	December 31, 2021
	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	12.4	10.8
including short-term investments	12.0	10.4
Call-adjusted average maturities:
excluding short-term investments	4.9	4.6
including short-term investments	4.8	4.5
Modified duration reflecting anticipated early calls:
excluding short-term investments	3.6	3.5
including short-term investments	3.5	3.4
Short-Term Investments	—	—

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value at December 31, 2022, consistent with the average rating at December 31, 2021. The Company’s municipal bond holdings, of which 89.1% were tax exempt, represented 67.0% of its fixed maturity portfolio at December 31, 2022, at fair value, and were broadly diversified geographically.

To calculate the weighted-average credit quality ratings as disclosed throughout this Annual Report on Form 10-K, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each security’s average of ratings assigned by nationally recognized securities rating organizations.

Taxable holdings consist principally of investment grade issues. At December 31, 2022, fixed maturity holdings rated below investment grade and non-rated bonds totaled $6.6 million and $26.5 million, respectively, at fair value, and represented 0.2% and 0.6%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2021, fixed maturity holdings rated below investment grade and non-rated bonds totaled $7.1 million and $17.3 million, respectively, at fair value, and represented 0.2% and 0.4%, respectively, of total fixed maturity securities.

Credit ratings for the Company's fixed maturity portfolio were stable in 2022, with 95.0% of fixed maturity securities at fair value experiencing no change in their overall rating. 4.2% and 0.8% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, in 2022.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	December 31, 2022
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other (1)	Total Fair Value(1)
	(Dollars in thousands)
U.S. government bonds and agencies:
Agencies	$55,088	$—	$—	$—	$—	$55,088
Treasuries	103,519	—	—	—	—	103,519
Total	158,607	—	—	—	—	158,607
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	33,647	253,317	72,421	33,335	2,456	395,176
Uninsured	71,152	624,946	1,424,816	209,605	11,488	2,342,007
Total	104,799	878,263	1,497,237	242,940	13,944	2,737,183
	3.8%	32.1%	54.7%	8.9%	0.5%	100.0%
Mortgage-backed securities:
Commercial	16,722	5,820	4,709	—	—	27,251
Agencies	5,499	—	—	—	—	5,499
Non-agencies:
Prime	18,312	94,505	19,013	—	396	132,226
Alt-A	—	454	—	141	689	1,284
Total	40,533	100,779	23,722	141	1,085	166,260
	24.4%	60.5%	14.3%	0.1%	0.7%	100.0%
Corporate securities:
Communications	—	167	—	6,379	—	6,546
Consumer, cyclical	—	1,854	—	39,815	—	41,669
Consumer, non-cyclical	—	—	17,924	8,246	—	26,170
Energy	—	6,871	3,430	36,109	—	46,410
Financial	—	20,060	184,073	56,204	6,421	266,758
Industrial	—	62,100	53,391	46,772	—	162,263
Technology	—	—	—	708	—	708
Utilities	—	—	9,097	9,932	—	19,029
Total	—	91,052	267,915	204,165	6,421	569,553
	—%	16.0%	47.1%	35.8%	1.1%	100.0%
Collateralized loan obligations:
Corporate	19,825	63,911	224,916	—	11,600	320,252
Total	19,825	63,911	224,916	—	11,600	320,252
	6.2%	20.0%	70.2%	—%	3.6%	100.0%

Other asset-backed securities	7,552	29,899	65,172	33,833	—	136,456
	5.5%	21.9%	47.8%	24.8%	—%	100.0%
Total	$331,316	$1,163,904	$2,078,962	$481,079	$33,050	$4,088,311
	8.1%	28.5%	50.8%	11.8%	0.8%	100.0%
__________
(1)Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds
The Company had $158.6 million and $13.1 million, or 3.9% and 0.3% of its fixed maturity portfolio, at fair value, in U.S. government bonds at December 31, 2022 and 2021, respectively. At December 31, 2022, Moody's and Fitch ratings for

U.S. government issued debt were Aaa and AAA, respectively, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 1.4 years and 0.9 years at December 31, 2022 and 2021, respectively.
Municipal Securities
The Company had $2.74 billion and $2.84 billion, or 67.0% and 70.5% of its fixed maturity securities portfolio, at fair value, in municipal securities at December 31, 2022 and 2021, respectively, of which $395.2 million and $424.1 million, respectively, were insured by bond insurers. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute bond ratings and the underlying credit ratings as of December 31, 2022 and 2021.

At December 31, 2022 and 2021, respectively, 65.5% and 56.8% of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement in addition to the ratings reflected by the financial strength of the underlying issuers. At December 31, 2022 and 2021, the average rating of the Company’s insured municipal securities was A+, which corresponded to the average rating of the investment grade bond insurers. The remaining 34.5% and 43.2% of insured municipal securities at December 31, 2022 and 2021, respectively, were insured by non-rated or below investment grade bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 3.6 years and 3.1 years at December 31, 2022 and 2021, respectively.

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
Mortgage-Backed Securities
At December 31, 2022 and 2021, respectively, the mortgage-backed securities portfolio of $166.3 million and $137.0 million, or 4.1% and 3.4% of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to "prime" residential and commercial real estate borrowers. The Company had holdings of $27.3 million and $25.2 million, at fair value, in commercial mortgage-backed securities at December 31, 2022 and 2021, respectively.

The weighted-average rating of the entire mortgage backed securities portfolio was AA at December 31, 2022 and 2021. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 7.3 years and 7.9 years at December 31, 2022 and 2021, respectively.
Corporate Securities
At December 31, 2022 and 2021, respectively, the company had corporate securities of $569.6 million and $523.9 million, or 13.9% and 13.0% of its fixed maturity securities portfolio, at fair value. The weighted-average rating was A- and BBB+ at December 31, 2022 and 2021, respectively. The modified duration reflecting anticipated early calls was 3.1 years and 3.8 years at December 31, 2022 and 2021, respectively.
Collateralized Loan Obligations
At December 31, 2022 and 2021, the Company had collateralized loan obligations of $320.3 million and $314.2 million, respectively, which represented 7.8% of its fixed maturity securities portfolio, at fair value, at each of those dates. The weighted-average rating was A+ and AA- at December 31, 2022 and 2021, respectively. The modified duration reflecting anticipated early calls was 4.6 years and 6.3 years at December 31, 2022 and 2021, respectively.

Other Asset-Backed Securities

The Company had other asset-backed securities of $136.5 million and $200.2 million, which represented 3.3% and 5.0% of its fixed maturity securities portfolio, at fair value, at December 31, 2022 and 2021, respectively. The weighted-average rating was A+ and AA- at December 31, 2022 and 2021, respectively. The modified duration reflecting anticipated early calls was 3.1 years and 2.6 years at December 31, 2022 and 2021, respectively.
Equity Securities
Equity holdings of $699.6 million and $970.9 million, at fair value, as of December 31, 2022 and 2021, respectively, consisted of preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The net (losses) gains due to changes in fair value of the Company’s equity portfolio were $(185.7) million and $107.7 million in 2022 and 2021, respectively. The primary cause for the decrease in fair value of the Company's equity securities in 2022 was the overall decline in equity markets, and the primary cause for the increase in fair value of the Company's equity securities in 2021 was the overall improvement in equity markets.
The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At December 31, 2022, 14.2% of the total investment portfolio, at fair value, was held in equity securities, compared to 18.9% at December 31, 2021.

The following table presents the equity security portfolio by industry sector at December 31, 2022 and 2021:

	December 31,
	2022		2021
	Cost	Fair Value	Cost	Fair Value
		(Amounts in thousands)
Equity securities:
Basic materials	$5,091	$5,597	$6,017	$7,766
Communications	23,035	22,824	29,906	35,458
Consumer, cyclical	39,289	53,261	63,596	100,364
Consumer, non-cyclical	48,869	62,534	61,366	78,911
Energy	87,205	103,949	67,816	68,065
Financial	105,568	105,964	116,921	160,002
Funds	172,897	125,428	173,634	168,947
Industrial	53,677	70,645	61,003	88,276
Technology	56,406	67,264	95,342	175,291
Utilities	76,806	82,086	78,935	87,859
	$668,843	$699,552	$754,536	$970,939

D. Debt
The Company's debt consists of the following:

				December 31,
	Lender	Interest Rate	Expiration	2022	2021
				(Amounts in thousands)

Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, and U.S. Bank	Term SOFR plus 112.5-150.0 basis points	November 16, 2026	25,000	—
Total principal amount				400,000	375,000
Less unamortized discount and debt issuance costs(3)				1,670	2,069
Total				$398,330	$372,931
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
(2)    On March 29, 2017, the Company entered into an unsecured credit agreement (the "2017 Credit Agreement") that provided for revolving loans of up to $50 million and was set to mature on March 29, 2022. On March 31, 2021, the Company entered into an amended and restated credit agreement (the "Amended and Restated Credit Agreement") that amended and restated the 2017 Credit Agreement. The Amended and Restated Credit Agreement increased the aggregate commitments by all the lenders to $75 million from $50 million under the 2017 Credit Agreement and extended the maturity date of the loan that was the subject of the 2017 Credit Agreement to March 31, 2026. On November 18, 2022, the Company entered into the First Amendment to Amended and Restated Credit Agreement (the "First Amendment"). The First Amendment extended the maturity date of the loan to November 16, 2026 from March 31, 2026 with possible further extension if certain conditions are met, increased the aggregate commitments by all the lenders to $200 million from $75 million, and replaced the LIBOR with the term SOFR. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from Term SOFR plus 112.5 basis points when the ratio is under 20% to Term SOFR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 20.8% at December 31, 2022, resulting in a 15.0 basis point commitment fee on the $175 million undrawn portion of the credit facility. As of February 14, 2023, a total of $25 million was drawn down under this facility on a three-month revolving basis at an annual interest rate of approximately 5.68%.
(3)    The unamortized discount and debt issuance costs are associated with the publicly traded $375 million senior unsecured notes. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized debt issuance cost of approximately $0.9 million associated with the $200 million unsecured revolving credit facility maturing on November 16, 2026 is included in other assets in the Company's consolidated balance sheets and amortized to interest expense over the term of the credit facility.

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and RBC ratio under the unsecured credit facility at December 31, 2022.

For a further discussion, see Note 8. Notes Payable, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."
E. Uses of Capital
Dividends

Cash returned to shareholders through dividends in 2022, 2021 and 2020 totaled approximately $105.5 million, $140.2 million and $139.6 million, respectively. On February 10, 2023, the Board of Directors declared a $0.3175 quarterly dividend per share payable on March 29, 2023 to shareholders of record on March 15, 2023, with an expected payout of approximately $18 million. The Company currently expects quarterly dividends to continue in future periods, although the declaration and amount of any future cash dividends are at the discretion and subject to the approval of its Board of Directors. The decisions of the Company's Board of Directors regarding the amount and payment of dividends will depend on many factors, such as its financial condition, results of operations, capital requirements, business conditions, debt service obligations, industry practice, legal requirements, regulatory constraints, and other factors that its Board of Directors may deem relevant. The Company expects to fund its future dividend payments primarily with a combination of cash expected to be generated from future operations and cash and short-term investments on hand.

For a further discussion, see Note 13. Dividends, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."
Capital Expenditures

The Company's capital expenditures were approximately $35.5 million, $41.4 million and $40.0 million for 2022, 2021 and 2020, respectively, and they were primarily related to improving the Company's information technology infrastructure and corporate facilities. The Company expects the capital spending for 2023 to be at a level similar to that for 2022 and intends to use the capital to continue to invest in its technology assets and improve corporate facilities. The Company expects to fund its

2023 capital expenditures primarily with a combination of cash expected to be generated from future operations and cash and short-term investments on hand.
Contractual Obligations

The Company’s material cash requirements include the following contractual obligations at December 31, 2022:

Contractual Obligations (4)		Payments Due By Period
	Total	2023	2024	2025	2026	2027	Thereafter
			(Amounts in thousands)
Debt (including interest)(1)	$474,609	$41,859	$16,500	$16,500	$16,500	$383,250	$—
Lease obligations(2)	30,223	12,227	7,952	5,316	3,443	1,146	139
Loss and loss adjustment expense reserves(3)	2,584,910	1,551,264	474,087	237,340	144,328	74,478	103,413
Total contractual obligations	$3,089,742	$1,605,350	$498,539	$259,156	$164,271	$458,874	$103,552
__________
(1)The Company’s debt contains various terms, conditions and covenants which, if violated by the Company, would result in a default and could result in the acceleration of the Company’s payment obligations. Amounts differ from the balances presented on the consolidated balance sheets as of December 31, 2022 because the debt amounts above include interest, calculated at the stated 4.4% coupon rate, and exclude the discount and issuance costs of the debt.
(2)The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, office equipment, and electronic data processing equipment that expire at various dates through the year 2028. Lease obligations include $3.6 million in lease commitments that have not yet commenced as of December 31, 2022. See Note 7. Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information on lease obligations.
(3)Loss and loss adjustment expense reserves represents an estimate of amounts necessary to settle all outstanding claims, including IBNR as of December 31, 2022. The Company has estimated the timing of these payments based on its historical experience and expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above. The ultimate cost of losses may vary materially from recorded amounts which are the Company’s best estimates. For more detailed information on the Company's historical loss experience and payment patterns, see "Overview—C. Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as Note 12. Loss and Loss Adjustment Expense Reserves, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."
(4)The table excludes liabilities of $6.6 million related to uncertainty in tax settlements as the Company is unable to reasonably estimate the timing and amount of related future payments.

The Company expects to meet these contractual obligations primarily with a combination of cash expected to be generated from future operations and cash and short-term investments on hand, except for the payment of the principal of the debt, which is expected to be made with a future borrowing.
F. Regulatory Capital Requirements
The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2022, 2021 and 2020, each of the Insurance Companies exceeded the minimum required RBC level, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios were less than 330% of the authorized control level RBC as of December 31, 2022, none less than 400% as of December 31, 2021, and none less than 350% as of December 31, 2020. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.50 billion at December 31, 2022 and net premiums written in 2022 of $4.0 billion, the ratio of premiums written to surplus was 2.65 to 1.

Insurance companies are required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its most recent ORSA Summary Report with the California DOI in November 2022. Compliance with the ORSA requirements did not have a material impact on the Company's consolidated financial statements.

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

During the course of and at the conclusion of these examinations, the examining DOI generally reports findings to the Company. The Company has not been notified of any material findings related to the coordinated multi-state financial examination that began in the second quarter of 2022, and no material findings were reported at the completion of the California premium tax examination in the third quarter of 2022.

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

Credit Risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of December 31, 2022, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2021.
The following table presents municipal securities by state in descending order of holdings at fair value at December 31, 2022:

States	Fair Value	Average Rating
	(Amounts in thousands)
Florida	$295,665	A
Texas	254,007	AA-
California	180,747	A+
Illinois	175,257	A+
New York	166,472	AA-
Other states	1,665,035	A+
Total	$2,737,183

At December 31, 2022, the municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Florida and Texas. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 40.3% of the Company’s fixed maturity portfolio at December 31, 2022. 9.6% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds, which were rated AAA at December 31, 2022. 0.3% of the Company’s taxable fixed maturity securities, representing 0.1% of its total fixed maturity portfolio, were rated below investment grade at December 31, 2022. Below investment grade issues are considered "watch list" items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At December 31, 2022, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $558.2 million in common stocks, $51.2 million in preferred stocks, and $90.1 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 11.4% of total investments at fair value at December 31, 2022. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured as the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at December 31, 2022 and 2021:

	December 31,
	2022	2021
	(Amounts in thousands, except Average Beta)
Average Beta	0.84	1.14
Hypothetical reduction of 25% in the overall value of the stock market	$116,518	$227,152
Hypothetical reduction of 50% in the overall value of the stock market	$233,036	$454,304

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
The fixed maturity portfolio at December 31, 2022, which represented 83.3% of total investments at December 31, 2022, at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 3.5 years at December 31, 2022.
If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at December 31, 2022 would decrease by $148.0 million and $296.0 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company’s fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Mercury General Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I, II, and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Loss and loss adjustment expense reserves
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company estimates loss and loss adjustment expense reserves (loss reserves) to cover incurred losses and loss adjustment expenses. Specifically, loss reserves are established based on the Company’s assessment of claims pending and the development of prior years’ loss liabilities. As of December 31, 2022, the loss and loss adjustment expense reserves balance was $2.58 billion, which included catastrophe losses.

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
February 14, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Mercury General Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited the Mercury General Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I, II, and IV (collectively, the consolidated financial statements), and our report dated February 14, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/    KPMG LLP
Los Angeles, California
February 14, 2023

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2022	2021
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $4,226,790; $3,909,780)	$4,088,311	$4,031,523
Equity securities (cost $668,843; $754,536)	699,552	970,939
Short-term investments (cost $123,928; $141,206)	122,937	140,127
Total investments	4,910,800	5,142,589
Cash	289,776	335,557
Receivables:
Premiums	571,910	621,740
Allowance for credit losses on premiums receivable	(5,800)	(6,000)
Premiums receivable, net of allowance for credit losses	566,110	615,740
Accrued investment income	52,474	43,299
Other	11,358	7,600
Total receivables	629,942	666,639
Reinsurance recoverables	25,895	45,000
Deferred policy acquisition costs	266,475	258,259
Fixed assets, net	171,442	191,332
Operating lease right-of-use assets	20,183	31,967
Current income taxes	55,136	20,108
Deferred income taxes	42,903	—
Goodwill	42,796	42,796
Other intangible assets, net	9,212	10,255
Other assets	49,628	27,970
Total assets	$6,514,188	$6,772,472
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$2,584,910	$2,226,430
Unearned premiums	1,545,639	1,519,799
Notes payable	398,330	372,931
Accounts payable and accrued expenses	151,686	169,125
Operating lease liabilities	21,924	34,577
Deferred income taxes	—	53,569
Other liabilities	289,568	255,760
Total liabilities	4,992,057	4,632,191
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000 shares; issued and outstanding 55,371; 55,371	98,947	98,943
Retained earnings	1,423,184	2,041,338
Total shareholders’ equity	1,522,131	2,140,281
Total liabilities and shareholders’ equity	$6,514,188	$6,772,472

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Net premiums earned	$3,952,482	$3,741,948	$3,555,635
Net investment income	168,356	129,727	134,858
Net realized investment (losses) gains	(488,080)	111,658	85,731
Other	10,308	10,024	8,287
Total revenues	3,643,066	3,993,357	3,784,511
Expenses:
Losses and loss adjustment expenses	3,362,219	2,760,155	2,395,343
Policy acquisition costs	654,612	633,385	627,788
Other operating expenses	279,718	283,397	285,831
Interest	17,232	17,113	17,048
Total expenses	4,313,781	3,694,050	3,326,010
(Loss) income before income taxes	(670,715)	299,307	458,501
Income tax (benefit) expense	(158,043)	51,370	83,894
Net (loss) income	$(512,672)	$247,937	$374,607
Net (loss) income per share:
Basic	$(9.26)	$4.48	$6.77
Diluted	$(9.26)	$4.48	$6.77

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Common stock, beginning of year	$98,943	$98,970	$98,828
Proceeds of stock options exercised	—	215	—
Share-based compensation expense	15	141	142
Withholding tax on stock options exercised	(11)	(383)	—
Common stock, end of year	98,947	98,943	98,970
Retained earnings, beginning of year	2,041,338	1,933,627	1,700,674
Cumulative effect of adopting ASU 2016-13 (Note1)	—	—	(2,014)
Retained earnings, beginning of year, as adjusted	2,041,338	1,933,627	1,698,660
Net (loss) income	(512,672)	247,937	374,607
Dividends paid to shareholders	(105,482)	(140,226)	(139,640)
Retained earnings, end of year	1,423,184	2,041,338	1,933,627
Total shareholders’ equity, end of year	$1,522,131	$2,140,281	$2,032,597

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(512,672)	$247,937	$374,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,390	79,056	68,463
Net realized investment losses (gains)	488,080	(111,658)	(85,731)
Decrease (increase) in premiums receivable	49,630	(26,670)	13,946
Decrease in reinsurance recoverables	19,105	3,488	30,127
Changes in current and deferred income taxes	(131,500)	(18,097)	31,236
Increase in deferred policy acquisition costs	(8,216)	(11,265)	(13,828)
Increase in loss and loss adjustment expense reserves	358,480	235,126	70,049
Increase in unearned premiums	25,840	113,926	50,326
(Decrease) increase in accounts payable and accrued expenses	(15,844)	(26,724)	51,988
Other, net	(2,704)	16,465	14,433
Net cash provided by operating activities	352,589	501,584	605,616
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(1,794,817)	(1,460,641)	(878,213)
Sales	856,291	336,201	168,087
Calls or maturities	480,023	518,557	250,878
Equity securities available for sale in nature:
Purchases	(1,042,913)	(958,008)	(1,230,785)
Sales	1,154,523	943,857	1,174,540
Calls	—	—	3,880
Changes in securities payable and receivable	22,124	8,327	873
Decrease in short-term investments	38,141	270,383	118,830
Purchases of fixed assets	(35,508)	(41,442)	(39,953)
Other, net	5,752	9,096	20,577
Net cash used in investing activities	(316,384)	(373,670)	(411,286)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(105,482)	(140,226)	(139,640)
Proceeds from stock options exercised	—	215	—
Payments on finance lease obligations	(1,504)	(825)	(609)
Proceeds from bank loan	25,000	—	—
Net cash used in financing activities	(81,986)	(140,836)	(140,249)
Net (decrease) increase in cash	(45,781)	(12,922)	54,081
Cash:
Beginning of year	335,557	348,479	294,398
End of year	$289,776	$335,557	$348,479
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$16,665	$16,616	$16,599
Income taxes (refunded) paid, net	$(26,542)	$69,467	$52,659

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
General
Mercury General Corporation ("Mercury General") and its subsidiaries (referred to herein collectively as the "Company") are primarily engaged in writing personal automobile insurance through 12 Insurance Companies in 11 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical protection, fire, and umbrella insurance. The private passenger automobile line of insurance business was more than 64% of the Company’s direct premiums written in 2022, 2021, and 2020, and approximately 82%, 87%, and 88% of the private passenger automobile premiums were written in California in 2022, 2021, and 2020, respectively. Premiums written represents the premiums charged on policies issued during a fiscal period, which is a statutory measure designed to determine production levels.
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries:

Insurance Companies

Mercury Casualty Company ("MCC")	American Mercury Insurance Company
Mercury Insurance Company ("MIC")	American Mercury Lloyds Insurance Company(1)
California Automobile Insurance Company ("CAIC")	Mercury County Mutual Insurance Company(2)
California General Underwriters Insurance Company, Inc.	Mercury Insurance Company of Florida ("MICFL")(3)
Mercury Insurance Company of Illinois	Mercury Indemnity Company of America
Mercury Insurance Company of Georgia	Orion Indemnity Company
Mercury Indemnity Company of Georgia

Non-Insurance Companies

Mercury Select Management Company, Inc.	AIS Management LLC
Mercury Insurance Services LLC	Auto Insurance Specialists LLC
Animas Funding LLC ("AFL")(4)	PoliSeek AIS Insurance Solutions, Inc.
Fannette Funding LLC ("FFL")(4)	Mercury Plus Insurance Services LLC
 __________
(1)American Mercury Lloyds Insurance Company is not owned but is controlled by the Company through its attorney-in-fact, Mercury Select Management Company, Inc.
(2)Mercury County Mutual Insurance Company is not owned but is controlled by the Company through a management contract.
(3)MICFL was dissolved in November 2022.
(4)Special purpose investment vehicle.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions and balances have been eliminated.
Certain prior period amounts have been reclassified to conform with the current period presentation.

The Company did not have other comprehensive income (loss) in 2022, 2021 and 2020.
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

The Company applies the fair value option to all fixed maturity and equity securities and short-term investments at the time an eligible item is first recognized. The primary reasons for electing the fair value option were simplification and cost benefit considerations as well as the expansion of the use of fair value measurement by the Company consistent with the long-term measurement objectives of the Financial Accounting Standards Board (the "FASB") for accounting for financial instruments. Gains and losses due to changes in fair value for items measured at fair value pursuant to application of the fair value option are included in net realized investment gains in the Company's consolidated statements of operations, while interest and dividend income on investment holdings are recognized on an accrual basis on each measurement date and are included in net investment income in the Company's consolidated statements of operations. The Company’s fixed maturity and equity securities are classified as “trading” and carried at fair value as required when applying the fair value option. The majority of equity holdings, including preferred stocks, are actively traded on national exchanges or trading markets, and are valued at the last transaction price on the balance sheet date.

 The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of other receivables and accounts payable approximate their fair values. 98.2% of the fair value of its investments at December 31, 2022 is based on observable market prices, observable pricing parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

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

Equity securities consist of preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds.

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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at December 31, 2022 and 2021. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary of such VIEs. The Company's maximum exposure to loss with respect to these VIEs is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At December 31, 2022 and 2021, the Company had approximately $9 million and $32 million, respectively, in unfunded commitments to these VIEs.

Securities on Deposit
As required by statute, the Company’s insurance subsidiaries have securities deposited with the departments of insurance or similar governmental agencies in the states in which they are licensed to operate ("DOI") with fair values totaling approximately $14 million and $15 million at December 31, 2022 and 2021, respectively.
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

The table below presents a summary of deferred policy acquisition cost amortization and net advertising expense:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in millions)
Deferred policy acquisition cost amortization	$654.6	$633.4	$627.8
Net advertising expense	11.8	50.1	37.7
Fixed Assets
Fixed assets are stated at historical cost less accumulated depreciation and amortization. A fixed asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell, and is presented separately from other fixed assets. The useful life for buildings is 40 years. Furniture, equipment, and purchased software are depreciated on a combination of straight-line and accelerated methods over 3 to 7 years. The Company has capitalized certain consulting costs, payroll, and payroll-related costs for employees related to computer software developed for internal use, which are amortized on a straight-line method over the estimated useful life of the software, generally not exceeding 7 years. In accordance with applicable accounting standards, capitalization ceases no later than the point at which a computer software project is substantially complete and ready for its intended use. Leasehold improvements are amortized over the shorter of the useful life of the assets or the life of the associated lease.

The Company periodically assesses long-lived assets or asset groups including building and equipment, for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. There were no impairment charges during 2022, 2021, and 2020.
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

The Company evaluates goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed their implied fair values. The Company qualitatively determines whether, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the qualitative assessments including future earnings, long-term strategies, and the Company’s annual planning and forecasting process. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the qualitative assessments could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. In addition, the Company evaluates other intangible assets using methods similar to those used for goodwill described above. As of December 31, 2022 and 2021, goodwill and other intangible impairment assessments indicated that there was no impairment.
Premium Revenue Recognition
Premium revenue is recognized on a pro-rata basis over the terms of the policies in proportion to the amount of insurance protection provided. Premium revenue includes installment and other fees for services which are recognized in the periods in which the services are rendered. Unearned premiums represent the portion of the written premium related to the unexpired policy term. Unearned premiums are predominantly computed monthly on a pro-rata basis and are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other assets. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs and maintenance costs, partially offset by investment income, to related unearned premiums. To the extent that any of the Company’s lines of insurance business become unprofitable, a premium deficiency reserve may be required. Net premiums written, a statutory measure designed to determine production levels, was $3.98 billion, $3.86 billion, and $3.61 billion in 2022, 2021, and 2020, respectively. The Company's net premiums written in 2020 was reduced by approximately $128 million due to premium refunds and credits to its eligible policyholders associated with the "Mercury Giveback" program for reduced driving and business activities following the outbreak of the COVID-19 pandemic.
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

Earnings (Loss) Per Share
Basic earnings (loss) per share excludes dilution and reflects net income (loss) divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings (loss) per share is based on the weighted average shares of common stock and potential dilutive securities outstanding during the periods presented. At December 31, 2022, potentially dilutive securities consisted of outstanding stock options. See Note 17. Earnings (Loss) Per Share, for the required disclosures relating to the calculation of basic and diluted earnings (loss) per share.
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

The Company’s deferred income taxes usually include a combination of ordinary and capital deferred tax benefits and expenses. At December 31, 2022, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by unearned premiums, loss reserve discounting, and net unrealized losses on securities carried at fair value. These deferred tax assets were substantially offset by deferred tax liabilities resulting from deferred policy acquisition costs. In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment.

Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. Further, the Company has the capacity to recoup its ordinary deferred tax assets through tax loss carryback claims for taxes paid in prior year. The Company also has various deferred tax liabilities that represent sources of future ordinary taxable income. Management’s recoverability assessment with regard to its capital deferred tax assets is based on estimates of anticipated capital gains, tax-planning strategies available to generate future taxable capital gains, and the Company's capacity to absorb capital losses carried back to prior years, each of which would contribute to the realization of deferred tax benefits. The Company has significant unrealized gains in its investment portfolio that could be realized through asset dispositions, at management’s discretion. In addition, the Company expects to hold certain debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a portion of the unrealized loss positions at December 31, 2022, are fully realizable at maturity. Management believes its long-term time horizon for holding these securities allows it to avoid any forced sales prior to maturity. Further, the Company has the capability to generate additional realized capital gains by entering into sale-leaseback transactions using one or more of its appreciated real estate holdings. The realized gains on the real estate holdings could be used to realize both ordinary and capital deferred tax assets. The Company also has the capacity to recoup capital deferred tax assets through tax capital loss carryback claims for taxes paid within permitted carryback periods.
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

Contingent Liabilities
The Company has known, and may have unknown, potential liabilities which include claims, assessments, lawsuits, or regulatory fines and penalties relating to the Company’s business. The Company continually evaluates these potential liabilities and accrues for them and/or discloses them in the notes to the consolidated financial statements where required. In addition, the Company accrues for anticipated legal defense costs associated with lawsuits, claims or regulatory actions. The Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition or cash flows. See Note 18. Commitments and Contingencies, for the required disclosures relating to contingent liabilities.

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

The Company is the assuming reinsurer under a Catastrophe Portfolio Participation Reinsurance Contract ("Contract") effective through December 31, 2025. The Company reimburses up to $30 million in losses for a proportional share of a portfolio of catastrophe losses under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 73.5%.

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

The effect of reinsurance on property and casualty premiums written and earned was as follows:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Premiums Written
Direct	$4,018,057	$3,877,476	$3,624,965
Ceded	(81,256)	(65,521)	(50,630)
Assumed	10,743	13,361	8,012
Net	$3,947,544	$3,825,316	$3,582,347
Premiums Earned
Direct	$3,993,771	$3,764,626	$3,574,898
Ceded	(80,950)	(65,017)	(56,212)
Assumed	10,821	13,301	8,067
Net	$3,923,642	$3,712,910	$3,526,753

The Company recognized ceded premiums earned of approximately $81 million, $65 million, and $56 million in 2022, 2021, and 2020, respectively, which are included in net premiums earned in its consolidated statements of operations, and ceded losses and loss adjustment expenses of approximately $(13) million, $(10) million, and $(28) million in 2022, 2021, and 2020, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The negative ceded losses and loss adjustment expenses in each of 2022 and 2021 was primarily the result of favorable development on prior years' catastrophe losses that had previously been ceded to the Company's reinsurers. The negative ceded losses and loss adjustment expenses in 2020 was mainly due to the reimbursements from Pacific Gas and Electric Corporation ("PG&E") Subrogation Trust Fund to the Company for claims paid to its policyholders related to certain wildfires. These loss recoveries from PG&E were ceded to the Company's reinsurers as the original losses had previously been ceded to its reinsurers under the Treaty.

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

Revenue from Contracts with Customers

The Company's revenue from contracts with customers that are in scope of Topic 606 represents the commission income that the Company's 100% owned insurance agencies, Auto Insurance Specialists LLC ("AIS") and PoliSeek AIS Insurance Solutions, Inc. ("Poliseek"), earned from third-party insurers. The Company's commission income from third-party insurers was approximately $18.2 million, $20.2 million and $18.0 million, with related expenses of approximately $11.0 million, $12.8 million and $11.8 million, for the years ended December 31, 2022, 2021 and 2020, respectively. Due to the immateriality of the Company's commission income and its related expenses to the overall consolidated financial statements, the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting in accordance with Topic 280, Segment Reporting (see Note 19. Segment Information).

AIS and PoliSeek are primarily engaged in the marketing and sales of insurance policies in private passenger automobile, commercial automobile and homeowners lines of business. Their revenues primarily consist of commission income received from property and casualty insurers. The primary performance obligation of AIS and Poliseek in return for the commission income from the insurers is to complete the sale of the policy and deliver the control of the policy to the insurer prior to the policy effective date. The total revenue from the sale of a policy is recognized when the sale is complete and the policy is effective as all the material aspects of the performance obligation are satisfied and the insurer is deemed to obtain control of the insurance policy at that time. The commission income is constrained such that the revenue is recognized only to the extent that the commission income received is not likely to be returned to the insurers due to policy cancellations. Any commission income not received when the sale is complete is recognized as commission income receivable, which is included in other receivables in the Company's consolidated balance sheets. Commission income receivable at December 31, 2022 and 2021 was approximately $1.3 million and $1.4 million, respectively.

A refund liability is recorded for the expected amount of the commission income that has to be returned to the insurers based on estimated policy cancellations. The refund liability is computed for the entire portfolio of contracts as a practical expedient, using the expected value method based on all relevant information, including historical data. The refund liability at December 31, 2022 and 2021 was approximately $0.8 million and $0.9 million, respectively, which was included in other liabilities in the Company's consolidated balance sheets.

As of December 31, 2022 and 2021, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

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

The balance of capitalized implementation costs for cloud computing arrangements, net of accumulated amortization, was $1.1 million and $2.8 million at December 31, 2022 and 2021, respectively, which is included in other assets in the Company's consolidated balance sheets. The accumulated amortization was $4.7 million and $6.0 million at December 31, 2022 and 2021, respectively. The total amortization expense related to such capitalized implementation costs was $2.8 million, $3.9 million, $1.8 million for the years ended December 31, 2022, 2021, and 2020, respectively, which is included in other operating expenses in the Company's consolidated statements of operations.

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

Evaluating the current trends or economic conditions that impact the Company's ability to collect premiums receivable and projecting those into the remaining life of premiums receivable in order to develop a reasonable and supportable forecast of the ultimate collectibility involve significant judgment and assumptions about future economic conditions. The Company monitors the overall credit risk of premiums receivable by regularly reviewing macroeconomic indicators such as trends in unemployment, inflation and interest rates, regulatory developments such as restrictions on cancellation of policies for nonpayment of premiums, and insurance policy specific indicators such as trends in policy cancellations. The improving economy and declining unemployment rate contributed to the reduction in allowance for credit losses in 2021. However, the rising inflation and interest rates had negative impacts on the allowance for credit losses in 2022, mostly offsetting the positive impacts of some improvements in the economy.

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Year Ended December 31,
	2022	2021	2020

Beginning balance	$6,000	$10,000	$1,445
Cumulative effect of adopting ASU 2016-13	—	—	1,855
Beginning balance, as adjusted	6,000	10,000	3,300
Provision during the period for expected credit losses	4,213	(893)	10,294
Write-off amounts during the period	(5,027)	(3,693)	(4,406)
Recoveries during the period of amounts previously written off	614	586	812
Ending balance	$5,800	$6,000	$10,000

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

As a general policy, the Company writes off the accrued interest receivable balance when it receives a default notice or when the scheduled interest payment is not received, unless management determines that the default is temporary considering all of the relevant information. The Company believes that for the majority of its investment securities, writing off the uncollectible interest receivable balance within a year from the due date is considered timely. In all cases, the Company writes off the accrued interest receivable immediately if management determines that it is not reasonably expected that the payment will be received. The Company did not have any cumulative-effect adjustment as a result of adopting Topic 326 for its accrued interest receivables. The Company's accrued interest receivable balances are included in accrued investment income receivables in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off for the years ended December 31, 2022, 2021 and 2020.

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or other interbank offered rates expected to be discontinued because of reference rate reform. ASU 2020-04 was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848," which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company does not expect any material impact on its consolidated financial statements and related disclosures resulting from applying these ASUs.

2. Financial Instruments
Financial instruments recorded in the consolidated balance sheets include investments, other receivables, options sold, accounts payable, and notes payable. Due to their short-term maturity, the carrying values of other receivables and accounts payable approximate their fair values. All investments are carried at fair value in the consolidated balance sheets.

The following table presents the fair values of financial instruments:

	December 31,
	2022	2021
	(Amounts in thousands)
Assets
Investments	$4,910,800	$5,142,589
Liabilities
Options sold	162	301
Notes payable	375,631	413,378
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

Notes payable

The fair values of the Company’s publicly traded $375 million unsecured notes at December 31, 2022 and 2021 and its $25 million drawdown under the unsecured credit facility at December 31, 2022 were obtained from third party pricing services.

For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 4. Fair Value Measurements.

3. Investments

The following table presents gains (losses) due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Fixed maturity securities	$(260,223)	$(39,649)	$41,394
Equity securities	(185,694)	107,701	32,232
Short-term investments	88	(141)	(1,014)
Total gains	$(445,829)	$67,911	$72,612

The following table presents gross gains (losses) realized on the sales of investments:

	Year Ended December 31,
	2022			2021			2020
	(Amounts in thousands)
	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net
Fixed maturity securities	$863	$(71,425)	$(70,562)	$2,306	$(6,690)	$(4,384)	$1,884	$(4,296)	$(2,412)
Equity securities	86,168	(61,252)	24,916	64,061	(18,826)	45,235	75,591	(80,134)	(4,543)
Short-term investments	8	(2,500)	(2,492)	236	(381)	(145)	146	(2,438)	(2,292)
Contractual Maturity
At December 31, 2022, fixed maturity holdings rated below investment grade and non-rated comprised 0.6% of total investments at fair value. Additionally, the Company owns securities that are credit enhanced by financial guarantors that are subject to uncertainty related to market perception of the guarantors’ ability to perform. Determining the estimated fair value of municipal bonds could become more difficult should markets for these securities become illiquid.
The following table presents the estimated fair values of the Company's fixed maturity securities at December 31, 2022 by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
(Amounts in thousands)
Fixed maturity securities:
Due in one year or less	$149,255
Due after one year through five years	977,997
Due after five years through ten years	633,232
Due after ten years	2,327,827
Total	$4,088,311

Investment Income
The following table presents a summary of net investment income:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Fixed maturity securities	$127,336	$100,001	$100,166
Equity securities	43,495	35,064	37,598
Cash and Short-term investments	3,495	1,059	2,822
Total investment income	$174,326	$136,124	$140,586
Less: investment expense	(5,970)	(6,397)	(5,728)
Net investment income	$168,356	$129,727	$134,858

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities
The Company’s fair value measurements are based on the market approach, which utilizes market transaction data for the same or similar instruments. The Company obtained unadjusted fair values on 98.2% of its investment portfolio from an independent pricing service at December 31, 2022.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $27.3 million and $25.2 million in commercial mortgage-backed securities at December 31, 2022 and 2021, respectively.

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
Level 3 measurements—Fair values of financial assets are based on inputs that are both unobservable and significant to the overall fair value measurement, including any items in which the evaluated prices obtained elsewhere were deemed to be of a distressed trading level. At December 31, 2022 and 2021, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
Fair value measurement using NAV practical expedient - The fair values of the Company's investment in private equity funds measured at net asset value are determined using net asset value ("NAV") as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. At December 31, 2022, the Company had capital invested in five such funds: the strategy of three such funds with a combined fair value of approximately $89.4 million at December 31, 2022 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers, and equity interests in vehicles established to purchase and warehouse loans; the strategy of another such fund with a fair value of approximately $2,000 at December 31, 2022 is to achieve favorable long-term financial returns and measurable positive social and environmental returns by investing in privately held technology, healthcare, specialty consumer goods and service companies; and the strategy of the other such fund with a fair value of approximately $0.8 million at December 31, 2022 is to achieve long-term capital appreciation through privately-negotiated venture capital investments in seed- and early-stage portfolio companies with technology-enabled business models. The Company had approximately $9 million in unfunded commitments at December 31, 2022 with respect to the private equity funds measured at NAV. The underlying assets of the funds are expected to be liquidated over the period of approximately one year to ten years from December 31, 2022. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$103,519	$55,088	$—	$158,607
Municipal securities	—	2,737,183	—	2,737,183
Mortgage-backed securities	—	166,260	—	166,260
Corporate securities	—	569,553	—	569,553
Collateralized loan obligations	—	320,252	—	320,252
Other asset-backed securities	—	136,456	—	136,456
Total fixed maturity securities	103,519	3,984,792	—	4,088,311
Equity securities:
Common stock	558,169	—	—	558,169
Preferred stock	—	51,236	—	51,236
Private equity funds measured at net asset value (1)				90,147
Total equity securities	558,169	51,236	—	699,552
Short-term investments:
Short-term bonds	51,638	8,238	—	59,876
Money market instruments	63,021	—	—	63,021
Other	40	—	—	40
Total short-term investments	114,699	8,238	—	122,937
Total assets at fair value	$776,387	$4,044,266	$—	$4,910,800
Liabilities
Other liabilities:
Options sold	162	—	—	162
Total liabilities at fair value	$162	$—	$—	$162

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$13,085	$—	$—	$13,085
Municipal securities	—	2,843,221	—	2,843,221
Mortgage-backed securities	—	137,002	—	137,002
Corporate securities	—	523,853	—	523,853
Collateralized debt obligations	—	314,153	—	314,153
Other asset-backed securities	—	200,209	—	200,209
Total fixed maturity securities	13,085	4,018,438	—	4,031,523
Equity securities:
Common stock	797,024	—	—	797,024
Preferred stock	—	65,501	—	65,501
Private equity funds measured at net asset value (1)				108,414
Total equity securities	797,024	65,501	—	970,939
Short-term investments:
Short-term bonds	1,453	15,748	—	17,201
Money market instruments	122,917	—	—	122,917
Other	9	—	—	9
Total short-term investments	124,379	15,748	—	140,127
Total assets at fair value	$934,488	$4,099,687	$—	$5,142,589
Liabilities
Other liabilities:
Options sold	301	—	—	301
Total liabilities at fair value	$301	$—	$—	$301
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy in 2022 and 2021.

At December 31, 2022 and 2021, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$373,330	$350,644	$—	$350,644	$—
Unsecured credit facility	25,000	24,987	—	24,987	—
Total	$398,330	$375,631	$—	$375,631	$—

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$372,931	$413,378	$—	$413,378	$—
Total	$372,931	$413,378	$—	$413,378	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at December 31, 2022 and 2021 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 8. Notes Payable for additional information on unsecured notes.
Unsecured Credit Facility
The fair value of the Company's $25 million drawdown under the unsecured credit facility at December 31, 2022 is based on the unadjusted quoted price for similar notes in active markets. See Note 8. Notes Payable for additional information on unsecured credit facility.

5. Fixed Assets
The following table presents the components of fixed assets:

	December 31,
	2022	2021
	(Amounts in thousands)
Land	$18,152	$18,152
Buildings and improvements	105,526	142,181
Furniture and equipment	45,829	48,507
Capitalized software	314,092	284,912
Leasehold improvements	5,471	6,577
	489,070	500,329
Less: accumulated depreciation and amortization	(317,628)	(308,997)
Fixed assets, net	$171,442	$191,332

Depreciation expense, including amortization of leasehold improvements, was $34.3 million, $32.5 million, and $28.0 million for 2022, 2021, and 2020, respectively.

An office building located in Clearwater, Florida was classified as a property held for sale at December 31, 2022, and $20.2 million of the property held for sale, which represents the fair value of the property less the estimated costs to sell, was included in other assets in the Company's consolidated balance sheets at December 31, 2022. The loss of $0.8 million recognized for the held-for-sale classification was included in other operating expenses in the Company's consolidated statements of operations for the year ended December 31, 2022.

6. Deferred Policy Acquisition Costs
Deferred policy acquisition costs were as follows:

	December 31,
	2022	2021	2020
	(Amounts in thousands)
Balance, beginning of year	$258,259	$246,994	$233,166
Policy acquisition costs deferred	662,828	644,650	641,616
Amortization	(654,612)	(633,385)	(627,788)
Balance, end of year	$266,475	$258,259	$246,994

7. Leases

The Company has operating leases for office space for insurance operations and administrative functions, automobiles for certain employees and general uses, and office equipment such as printers and computers. In addition, the Company has finance leases for electronic data processing ("EDP") equipment. As of December 31, 2022, the Company's leases had remaining terms ranging from less than one year to approximately five years. These leases may contain provisions for periodic adjustments to rates and charges applicable under such lease agreements. These rates and charges also may vary with the Company's level of use. Certain of these leases include one or more options to renew or early terminate, and the exercise of these options is at the Company's sole discretion. Certain leases also include options to purchase the leased property. The Company's lease agreements do not contain any residual value guarantees.

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

The components of lease cost along with its classification on the Company's consolidated statements of operations were as follows:

		Year Ended December 31,
Lease Cost	Classification	2022	2021	2020
		(Amounts in thousands)
Operating lease cost (1)	Other operating expenses	$14,747	$15,846	$15,814
Finance lease cost:
Amortization of assets	Other operating expenses	1,288	719	338
Interest on lease liabilities	Interest expense	54	25	13
Variable lease cost (1)	Other operating expenses	2,184	1,500	1,697
Sublease income (2)	Other revenue	(492)	(11)	—
Net lease cost		$17,781	$18,079	$17,862
__________
(1) Includes short-term leases, which are immaterial.
(2) The Company subleased certain leased office space to third parties in 2022 and 2021.

The components of lease assets and liabilities along with their classification on the Company's consolidated balance sheets were as follows:

		December 31,
Lease Assets and Liabilities	Classification	2022	2021
		(Amounts in thousands)
Operating lease assets	Operating lease right-of-use assets	$20,183	$31,967
Operating lease liabilities	Operating lease liabilities	21,924	34,577
Finance lease assets	Other assets	4,233	3,503
Finance lease liabilities	Other liabilities	3,573	3,126

Weighted-average lease term and discount rate were as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term (in years):
Operating leases	2.9	3.2
Finance leases	3.5	4.2

Weighted-average discount rate:
Operating leases	2.84%	2.78%
Finance leases	1.29%	0.97%

Supplemental cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,815	$16,158	$15,539
Operating cash flows from finance leases	54	25	13
Financing cash flows from finance leases	1,504	825	609

ROU assets obtained in exchange for lease liabilities:
Operating leases	4,677	4,904	8,673
Finance leases	1,951	1,115	3,047

Maturities of lease liabilities as of December 31, 2022 were as follows:

Year	Operating Leases	Finance Leases
	(Amounts in thousands)
2023	$10,388	$952
2024	5,810	1,255
2025	3,397	1,032
2026	2,111	405
2027	1,146	—
2028 and thereafter	139	—
Total lease payments	$22,991	$3,644
Less: Imputed interest	1,067	71
Total lease obligations	$21,924	$3,573

As of December 31, 2022, the Company had additional lease commitments that have not yet commenced of approximately $4 million with each lease term of approximately four years. These leases will commence in 2023.

8. Notes Payable

The following table presents information about the Company's notes payable:

				December 31,
	Lender	Interest Rate	Expiration	2022	2021
				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, and U.S. Bank	Term SOFR plus 112.5-150.0 basis points	November 16, 2026	25,000	—
Total principal amount				400,000	375,000
Less unamortized discount and debt issuance costs(3)				1,670	2,069
Total				$398,330	$372,931
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
(2)On March 29, 2017, the Company entered into an unsecured credit agreement (the "2017 Credit Agreement") that provided for revolving loans of up to $50 million and was set to mature on March 29, 2022. On March 31, 2021, the Company entered into an amended and restated credit agreement (the "Amended and Restated Credit Agreement") that amended and restated the 2017 Credit Agreement. The Amended and Restated Credit Agreement increased the aggregate commitments by all the lenders to $75 million from $50 million under the 2017 Credit Agreement and extended the maturity date of the loan that was the subject of the 2017 Credit Agreement to March 31, 2026. On November 18, 2022, the Company entered into the First Amendment to Amended and Restated Credit Agreement (the "First Amendment"). The First Amendment extended the maturity date of the loan to November 16, 2026 from March 31, 2026 with possible further extension if certain conditions are met, increased the aggregate commitments by all the lenders to $200 million from $75 million, and replaced the LIBOR with the term SOFR. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from Term SOFR plus 112.5 basis points when the ratio is under 20% to Term SOFR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 20.8% at December 31, 2022, resulting in a 15.0 basis point commitment fee on the $175 million undrawn portion of the credit facility. As of February 14, 2023, a total of $25 million was drawn down under this facility on a three-month revolving basis at an annual interest rate of approximately 5.68%.
(3)The unamortized discount and debt issuance costs are associated with the publicly traded $375 million senior unsecured notes. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized costs of approximately $0.9 million associated with entering into the $200 million unsecured revolving credit facility maturing on November 16, 2026 are included in other assets in the Company's consolidated balance sheets and amortized to interest expense over the term of the credit facility.

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ("RBC") ratio under the unsecured credit facility at December 31, 2022.

Debt maturities for each of the next five years and thereafter as of December 31, 2022 are as follows:

Maturity	Amounts
(in thousands)
2023	$25,000
2024	—
2025	—
2026	—
2027	375,000
Thereafter	—
Total	$400,000

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

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains in the consolidated statements of operations:

	Liability Derivatives
	December 31, 2022	December 31, 2021
	(Amounts in thousands)
Options sold - Other liabilities	$162	$301
Total derivatives	$162	$301

	Gains Recognized in Income
	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Options sold - Net realized investment (losses) gains	$5,887	$3,045	$22,306
Total	$5,887	$3,045	$22,306

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

10. Goodwill and Other Intangible Assets

Goodwill
There were no changes in the carrying amount of goodwill during 2022 and 2021. No accumulated goodwill impairment losses existed at December 31, 2022 and 2021. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during 2022 and 2021. The Company considered the potential impact of the COVID-19 pandemic on the market factors affecting the fair values of the reporting units in its annual impairment review in 2022 and 2021, and determined such factors did not indicate a goodwill impairment for any of the reporting units with goodwill. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 19. Segment Information for additional information on the reportable business segment).

Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of December 31, 2022
Customer relationships	$54,862	$(53,467)	$1,395	11
Trade names	15,400	(8,983)	6,417	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total intangible assets, net	$75,962	$(66,750)	$9,212

As of December 31, 2021
Customer relationships	$54,862	$(53,065)	$1,797	11
Trade names	15,400	(8,342)	7,058	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total intangible assets, net	$75,962	$(65,707)	$10,255

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during 2022 and 2021.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $1.0 million, $1.1 million, and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. None of the intangible assets with definite useful lives are anticipated to have a residual value.

The following table presents the estimated future amortization expense related to other intangible assets as of December 31, 2022:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
2023	$879
2024	851
2025	807
2026	807
2027	807
Thereafter	3,661
Total	$7,812

11. Income Taxes

Income tax provision
The Company and its subsidiaries file a consolidated federal income tax return. The income tax (benefit) expense consisted of the following components:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Federal
Current	$(62,355)	$37,391	$69,554
Deferred	(93,562)	11,349	12,340
	$(155,917)	$48,740	$81,894
State
Current	$784	$1,542	$1,172
Deferred	(2,910)	1,088	828
	$(2,126)	$2,630	$2,000
Total
Current	$(61,571)	$38,933	$70,726
Deferred	(96,472)	12,437	13,168
Total	$(158,043)	$51,370	$83,894

In computing taxable income, property and casualty insurers reduce underwriting income by losses and loss adjustment expenses incurred. The amount of the deduction for losses incurred associated with unpaid losses is discounted at the interest rates and for the loss payment patterns prescribed by the U.S. Treasury.

The Inflation Reduction Act of 2022 introduced a new Corporate Alternative Minimum Tax (“CAMT”) on the adjusted financial statement income of applicable corporations. The provision will be effective for tax years beginning after December 31, 2022, and was enacted on August 16, 2022. The Company has determined that averaged adjusted financial statement income is below the thresholds such that the Company does not expect to be required to perform the CAMT calculations, nor be liable for any CAMT.

The following table presents a reconciliation of the tax expense based on the statutory rate to the Company's actual tax expense in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Computed tax (benefit) expense at 21%	$(140,850)	$62,854	$96,285
Tax-exempt interest income	(11,864)	(11,577)	(12,270)
Dividends received deduction	(1,364)	(1,311)	(1,335)
State tax (benefit) expense	(1,597)	2,134	1,678
Nondeductible expenses	279	843	983
Other, net	(2,647)	(1,573)	(1,447)
Income tax (benefit) expense	$(158,043)	$51,370	$83,894
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

The following table presents the significant components of the Company’s net deferred tax assets and liabilities:

	December 31,
	2022	2021
	(Amounts in thousands)
Deferred tax assets:
20% of net unearned premiums	$67,285	$65,978
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	21,606	18,163
Expense accruals	11,578	12,997
Tax asset on net unrealized loss on securities carried at fair value	22,802	—
Other deferred tax assets	6,511	6,054
Total gross deferred tax assets	129,782	103,192

Deferred tax liabilities:
Deferred policy acquisition costs	(55,960)	(54,234)
Tax liability on net unrealized gain on securities carried at fair value	—	(70,808)
Tax depreciation in excess of book depreciation	(11,029)	(10,129)
Undistributed earnings of insurance subsidiaries	(1,898)	(3,557)
Tax amortization in excess of book amortization	(7,466)	(6,064)
Other deferred tax liabilities	(10,526)	(11,969)
Total gross deferred tax liabilities	(86,879)	(156,761)

Net deferred tax assets (liabilities)	$42,903	$(53,569)

Uncertainty in Income Taxes
The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements.

There were no changes to the total amount of unrecognized tax benefits related to tax uncertainties during 2022. The Company does not expect any changes in unrecognized tax benefits to have a material impact on its consolidated financial statements within the next 12 months.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2019 through 2021 for federal taxes, and 2011 through 2013 and 2020 through 2021 for California state taxes. The Company submitted a formal protest to the Notices of Action on Proposed Assessment issued by the California Franchise Tax Board ("FTB") for the 2011 tax year and is disputing the tax assessment due for the 2012 and 2013 tax years for California state taxes. Tax years 2014 through 2019 for California state taxes have been resolved with no outstanding issues.

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

The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits:

	December 31,
	2022	2021
	(Amounts in thousands)
Balance at January 1	$4,380	$4,634
Additions (reductions) based on tax positions related to:
Current year	—	—
Prior years	—	(254)
Balance at December 31	$4,380	$4,380

If unrecognized tax benefits were recognized, approximately $6.6 million and $6.2 million, including accrued interest, penalties and federal tax benefit related to unrecognized tax benefits, would impact the Company’s effective tax rate at December 31, 2022 and 2021, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of income taxes. The Company recognized an accrued net expense related to interest and penalty of approximately $0.4 million, $0.3 million, and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company carried an accrued interest and penalty balance of approximately $3.7 million and $3.3 million at December 31, 2022 and 2021, respectively.

12. Loss and Loss Adjustment Expense Reserves
The following table presents the activity in loss and loss adjustment expense reserves:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Gross reserves at January 1	$2,226,430	$1,991,304	$1,921,255
Reinsurance recoverables on unpaid losses	(41,379)	(54,461)	(76,100)
Cumulative effect of adopting ASU 2016-13	—	—	149
Reinsurance recoverables on unpaid losses, as adjusted	(41,379)	(54,461)	(75,951)
Net reserves at January 1, as adjusted	2,185,051	1,936,843	1,845,304
Incurred losses and loss adjustment expenses related to:
Current year	3,314,938	2,786,246	2,372,364
Prior years	47,281	(26,091)	22,979
Total incurred losses and loss adjustment expenses	3,362,219	2,760,155	2,395,343
Loss and loss adjustment expense payments related to:
Current year	1,862,006	1,601,998	1,366,661
Prior years	1,125,677	909,949	937,143
Total payments	2,987,683	2,511,947	2,303,804
Net reserves at December 31	2,559,587	2,185,051	1,936,843
Reinsurance recoverables on unpaid losses	25,323	41,379	54,461
Gross reserves at December 31	$2,584,910	$2,226,430	$1,991,304

During 2022, inflationary trends accelerated to their highest level in decades, which had a significant impact on the cost of automobile parts and labor as well as medical expenses for bodily injuries, and supply chain and labor shortage issues lengthened the time to repair vehicles. Bodily injury costs were also under pressure from social inflation. These factors contributed to higher losses and loss adjustment expenses related to the current accident year for 2022 compared to 2021 and 2020. The increase in the provision for insured events of prior years in 2022 of approximately $47.3 million primarily resulted from higher than estimated losses and loss adjustment expenses in the automobile line of insurance business. The inflationary pressures and the supply chain and labor shortage issues discussed above were major contributors to the adverse reserve development in the automobile line of insurance business for 2022.

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

The Company recorded catastrophe losses net of reinsurance of approximately $102 million, $104 million, and $64 million in 2022, 2021, and 2020, respectively. Catastrophe losses due to the events that occurred in 2022 totaled approximately $101 million, with no reinsurance benefits used for these losses, resulting primarily from the deep freeze of Winter Storm Elliott and other extreme weather events in Texas, Oklahoma and Georgia, winter storms in California, and the impact of Hurricane Ian in Florida. In addition, the Company experienced unfavorable development of approximately $1 million on prior years' catastrophe losses in 2022. Catastrophe losses due to the events that occurred in 2021 totaled approximately $109 million, with no reinsurance benefits used for these losses, resulting primarily from the deep freeze of Winter Storm Uri and other extreme weather events in Texas and Oklahoma, rainstorms, wildfires and winter storms in California, and the impact of Hurricane Ida in New Jersey and New York. These losses were partially offset by favorable development of approximately $5 million on prior years' catastrophe losses. Catastrophe losses due to the events that occurred in 2020 totaled approximately $69 million, with no reinsurance benefits used for these losses, resulting primarily from wildfires and windstorms in California and extreme weather events outside of California. These losses were partially offset by favorable development of approximately $5 million on prior years' catastrophe losses.

The following is information about incurred and paid claims development as of December 31, 2022, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our two major product lines: automobile and homeowners lines of business. As the information presented is for these two major product lines only, the total incurred and paid claims development shown below does not correspond to the aggregate development presented in the table above, which is for all product lines and includes unallocated claims adjustment expenses. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated amount for unreported claims. The number of claims is measured by claim event (such as a car accident or storm damage) and an individual claim event may result in more than one reported claim. The Company considers a claim that does not result in a liability as a claim closed without payment.

The information about incurred and paid claims development for the years ended December 31, 2013 to 2021 is presented as unaudited supplementary information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Automobile Insurance)											As of December 31, 2022
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022
	(Amounts in thousands)										(Amounts in thousands)
2013	$1,448,567	$1,431,058	$1,447,881	$1,458,421	$1,464,071	$1,468,294	$1,468,237	$1,468,747	$1,468,679	$1,468,976	$805	185
2014		1,467,175	1,454,366	1,473,545	1,486,322	1,498,504	1,501,075	1,501,713	1,501,850	1,502,161	57	180
2015			1,551,105	1,588,443	1,610,839	1,634,435	1,645,950	1,649,170	1,653,878	1,654,843	1,078	170
2016				1,672,853	1,669,642	1,713,696	1,731,997	1,732,410	1,740,807	1,743,417	2,483	155
2017					1,703,857	1,727,277	1,741,825	1,733,425	1,748,289	1,755,702	11,421	149
2018						1,781,817	1,773,502	1,785,071	1,806,240	1,807,297	15,370	147
2019							1,916,269	1,911,268	1,959,262	1,954,151	42,928	148
2020								1,514,551	1,448,083	1,452,343	76,899	90
2021									1,811,064	1,879,751	206,875	104
2022										2,255,032	642,129	109
									Total	$17,473,673
__________
(1) The information for the years 2013 to 2021 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Automobile Insurance)
	For the Years Ended December 31,
Accident Year	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022
	(Amounts in thousands)
2013	$974,445	$1,217,906	$1,340,724	$1,413,999	$1,447,004	$1,460,352	$1,464,277	$1,466,356	$1,467,332	$1,467,838
2014		967,481	1,231,413	1,358,472	1,432,472	1,476,944	1,490,366	1,496,814	1,500,243	1,501,483
2015			1,040,253	1,336,223	1,466,368	1,560,480	1,614,188	1,634,780	1,643,443	1,651,465
2016				1,094,006	1,395,199	1,554,217	1,656,192	1,699,069	1,722,293	1,736,697
2017					1,076,079	1,399,202	1,561,850	1,648,328	1,701,298	1,733,196
2018						1,082,127	1,417,637	1,588,049	1,697,228	1,757,923
2019							1,134,859	1,494,342	1,698,121	1,828,410
2020								825,398	1,089,096	1,242,000
2021									992,705	1,410,748
2022										1,237,725
									Total	$15,567,485
				All outstanding liabilities before 2013, net of reinsurance						(1,048)
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$1,905,140
__________
(1) The information for the years 2013 to 2021 is presented as unaudited supplemental information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Homeowners Insurance)											As of December 31, 2022
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022
	(Amounts in thousands)										(Amounts in thousands)
2013	$191,903	$188,915	$188,026	$186,795	$187,165	$188,014	$187,147	$187,683	$187,627	$187,465	$95	23
2014		199,298	202,621	203,218	202,513	204,986	208,003	208,743	209,622	209,071	128	25
2015			234,800	234,881	233,501	236,855	238,652	239,941	240,927	237,872	393	24
2016				250,691	259,489	259,497	259,708	260,496	259,984	259,722	435	24
2017					309,491	295,163	288,322	289,869	289,294	291,360	92	30
2018						311,798	308,361	310,695	305,292	306,347	1,192	25
2019							359,643	366,139	361,421	360,609	4,888	30
2020								420,257	411,404	413,882	7,838	29
2021									510,724	511,311	22,449	31
2022										578,489	135,547	27
									Total	$3,356,128
__________
(1) The information for the years 2013 to 2021 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Homeowners Insurance)
	For the Years Ended December 31,
Accident Year	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022
	(Amounts in thousands)
2013	$133,528	$174,295	$180,858	$183,860	$185,168	$186,132	$186,494	$186,816	$187,141	$187,222
2014		139,615	186,996	194,605	198,758	202,193	203,333	207,524	207,801	208,737
2015			163,196	213,994	224,178	230,480	234,683	235,971	236,143	236,983
2016				173,537	234,215	245,878	253,919	256,642	258,477	259,045
2017					217,900	269,254	278,341	283,311	286,531	290,291
2018						213,038	271,534	286,658	294,099	300,742
2019							240,240	324,953	340,237	350,288
2020								271,208	365,910	386,297
2021									316,314	458,124
2022										339,242
									Total	$3,016,971
				All outstanding liabilities before 2013, net of reinsurance						1,152
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$340,309
__________
(1) The information for the years 2013 to 2021 is presented as unaudited supplemental information.

The following is unaudited supplementary information about average historical claims duration as of December 31, 2022.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Automobile insurance	60.0%	18.3%	9.2%	5.6%	2.9%	1.2%	0.5%	0.3%	0.1%	—%

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Homeowners insurance	67.0%	22.2%	4.1%	2.3%	1.4%	0.7%	0.6%	0.2%	0.3%	—%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows:

Reconciliation of the Disclosure of Incurred and Paid Claims Development
to the Loss and Loss Adjustment Expense Reserves

December 31, 2022
(Amounts in thousands)
Net outstanding liabilities
Automobile insurance	$1,905,140
Homeowners insurance	340,309
Other short-duration insurance lines	175,448
Loss and loss adjustment expense reserves, net of reinsurance recoverables on unpaid losses	2,420,897
Reinsurance recoverables on unpaid losses
Automobile insurance	17,341
Homeowners insurance	6,952
Other short-duration insurance lines	1,030
Total reinsurance recoverables on unpaid losses	25,323
Insurance lines other than short-duration	1,077
Unallocated claims adjustment expenses	137,613
138,690
Total gross loss and loss adjustment expense reserves	$2,584,910

13. Dividends
The following table presents shareholder dividends paid:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands, except per share data)
Total paid	$105,482	$140,226	$139,640
Per share paid	$1.9050	$2.5325	$2.5225

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. As of December 31, 2022, the insurance subsidiaries of the Company are permitted to pay approximately $151 million in dividends in 2023 to Mercury General without the prior approval of the DOI of domiciliary states. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay shareholder dividends. During 2022, 2021, and 2020, the Insurance Companies paid Mercury General ordinary dividends of $0, $191 million, and $121 million, respectively.

On February 10, 2023, the Board of Directors declared a $0.3175 quarterly dividend payable on March 29, 2023 to shareholders of record on March 15, 2023.

14. Statutory Balances and Accounting Practices
The Insurance Companies prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance departments of their domiciliary states. Prescribed statutory accounting practices primarily include those published as statements of statutory accounting principles by the National Association of Insurance Commissioners (the "NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2022, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The following table presents the statutory net income, and statutory capital and surplus of the Insurance Companies, as reported to regulatory authorities:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Statutory net income(1)	$(184,292)	$200,488	$283,928
Statutory capital and surplus	$1,502,424	$1,827,210	$1,768,103
 __________
(1)Statutory net income reflects differences from GAAP net income, including changes in the fair value of the investment portfolio as a result of the application of the fair value option.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2022, 2021 and 2020, each of the Insurance Companies exceeded the minimum required RBC level, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios were less than 330% of the authorized control level RBC as of December 31, 2022, none less than 400% as of December 31, 2021, and none less than 350% as of December 31, 2020. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

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

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. Expenses for the matching contributions, at a rate set by the Board of Directors, totaled approximately $10.8 million, $10.4 million, and $11.2 million for 2022, 2021, and 2020, respectively.

The Plan also includes an employee stock ownership plan that covers substantially all employees. The Board of Directors authorizes the Plan to purchase the Company’s common stock in the open market for allocation to the Plan participants. No purchases were made during the past three years.

The Company also provides company-wide annual cash bonuses to all eligible employees based on performance criteria for each recipient and for the Company as a whole. The Company performance goals are largely based on the Company's premium growth and combined ratio. The Company paid a total of approximately $9.1 million, $36.9 million, and $11.6 million of company-wide annual cash bonuses to all its eligible employees based on these performance criteria in 2022, 2021, and 2020, respectively.

16. Share-Based Compensation

In February 2015, the Company adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan (the "2005 Plan") which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock under the 2015 Plan are authorized for issuance upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of RSU or deferred stock awards. The Company had granted 80,000 stock options under the 2015 Plan, 10,000 of which were forfeited, with 4,830,000 shares of common stock available for future grant as of December 31, 2022. No share-based compensation awards have been granted since March 2018 under the 2015 Plan.

The following table presents a summary of cash received, compensation costs recognized and excess tax benefit, related to the Company's share-based awards:

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Cash received from stock option exercises	$—	$215	$—
Compensation cost, all share-based awards	15	141	142
Excess tax benefit, all share-based awards	(1)	(117)	—

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

The following table presents a summary of the stock option activity for the year ended December 31, 2022:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2022	20,000	$43.01
Exercised	(2,500)	$43.01
Canceled or expired	—	$—
Outstanding at December 31, 2022	17,500	$43.01	5.1	$—
Exercisable at December 31, 2022	17,500	$43.01	5.1	$—

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the stock option exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock options been exercised on December 31, 2022. The aggregate intrinsic value of stock options exercised was $29,975 and $1,007,175 for 2022 and 2021, respectively. There were no stock options exercised in 2020. The total fair value of stock options vested in each of 2022, 2021, and 2020 was $141,584.

The following table presents information regarding stock options outstanding at December 31, 2022:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$43.01	17,500	5.1	$43.01	17,500	$43.01

As of December 31, 2022, the Company had no unrecognized share-based compensation expense.

17. Earnings (Loss) Per Share
The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations:

	Year Ended December 31,
	2022			2021			2020
	Net Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
	(Amounts and numbers in thousands, except per-share data)
Basic EPS
(Loss) income available to common stockholders	$(512,672)	55,371	$(9.26)	$247,937	55,368	$4.48	$374,607	55,358	$6.77
Effect of dilutive securities:
Options	—	—		—	6		—	—
Diluted EPS
(Loss) income available to common stockholders after assumed conversions	$(512,672)	55,371	$(9.26)	$247,937	55,374	$4.48	$374,607	55,358	$6.77

Potentially dilutive securities representing approximately 17,500 and 67,500 shares of common stock were excluded from the computation of diluted earnings (loss) per common share for 2022 and 2020, respectively, because their effect would have been anti-dilutive. For 2022, 26 incremental shares were also excluded from the computation of diluted loss per share as the Company generated a net loss. There were no potentially dilutive securities with anti-dilutive effect for 2021.
18. Commitments and Contingencies

Leases
The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, office equipment, and EDP equipment that expire at various dates through the year 2028. See Note 7. Leases for additional information on leases and future lease payments as of December 31, 2022.
California Earthquake Authority ("CEA")
The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowners policies directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other income in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 30, 2022, the most recent date at which information was available, was approximately $76.7 million. There was no assessment made in 2022.
Regulatory and Legal Matters

On October 5, 2021, the Company received a letter from the California DOI requesting additional information on the amount of premium refunds or credits that the Company has provided or plans to further provide to its private passenger automobile policyholders, and the methodology used in determining such refunds or credits for the time period of March 2020 through at least March 2021, due to reduced driving during the pandemic. On October 6, 2021, the California DOI issued a press release alleging that the Company and two other insurers have not provided enough premium relief to the policyholders through premium refunds or credits for lower frequency resulting from reduced driving during the pandemic. Two private actions against the Company were also filed during the first quarter of 2022, asserting substantially the same arguments on behalf of an alleged class of similarly situated policyholders, and seeking restitution of the allegedly excessive premiums charged during the pandemic. On November 21, 2022, after its review of loss and expense data requested from and provided by the Company, the California DOI notified the Company that an additional total refund of approximately $52 million should be provided to its private passenger automobile policyholders, purportedly based upon its analysis of the Company’s data. The Company believes that the amounts returned to-date, including the mileage reductions on individual policies, have provided appropriate and material relief to its policyholders and that there is no legal basis for the California DOI or the courts to require the Company to issue additional refunds. The total amount of premiums returned to the Company's policyholders through refunds or credits is approximately $128 million, which reduced its net premiums earned for 2020. The Company has also worked with its agents and policyholders to reclassify exposures on an individual policy basis, including reducing mileage on a large number of vehicles since the pandemic began. Management believes the mileage reductions have significantly reduced premiums on those individual policies in a manner consistent with the Company’s filed and approved rates. Although the Company cannot predict whether or not the California DOI or private plaintiffs will take further actions against the Company related to the premium refunds and credits, which may include attempting to induce the Company to provide additional premium refunds to its policyholders, the Company maintains that such relief is barred as a matter of law. The Company cannot reasonably estimate the amount of such additional refunds or other losses, if any, due to any potential actions by the California DOI or the courts and the Company's responses to such actions. The Company is engaged in settlement discussions with the California DOI regarding voluntary refunds or credits and future rate increases.

On September 10, 2021, the California DOI served the Company a Notice of Non-Compliance ("NNC"), alleging violations in connection with its 2014 Rating & Underwriting Examination Report, which was adopted by the California DOI in 2019. The NNC itemizes alleged violations, many of which management believes were corrected or otherwise resolved during the course of the examination, and seeks penalties. The Company has participated in lengthy and detailed discussions with the California DOI since the adoption of the examination report, in an attempt to address the issues deemed unresolved by the California DOI, and has taken several additional corrective actions approved by the California DOI. The Company is continuing discussions with the California DOI to resolve the outstanding issues, or at least obtain the agreement of the California DOI to remove the resolved items from the NNC before proceeding to a formal hearing process if a settlement is not reached. On August 1, 2022, the California DOI publicly announced its intention to pursue an administrative action against the Company with respect to certain outstanding issues. The Company filed a written response to the NNC on September 29, 2022. The response, consisting of a notice of defense, a motion to strike, and a motion to dismiss, challenges the NNC on procedural and substantive grounds. On November 9, 2022, the California DOI served objections and non-substantive responses to the Company's discovery requests. The Company is continuing settlement discussions with the California DOI. The parties are also conferring regarding the California DOI’s defective discovery responses, and the possible filing of an Amended NNC that would eliminate the resolved items and identify the remaining issues in dispute should the matter proceed to a hearing. The Company cannot reasonably predict the likelihood, timing or outcome of any hearing process or administrative action, nor can it reasonably estimate the amount of penalties, if any.

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

The Company also establishes accruals for estimated liabilities for non-insurance claims related lawsuits, regulatory actions, and other contingencies when the Company believes a loss is probable and is able to estimate its potential exposure. For loss contingencies believed to be reasonably possible, the Company also discloses the nature of the loss contingency and an estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made. In addition, the Company accrues for anticipated legal defense costs associated with such lawsuits and regulatory actions. While actual losses may differ from the amounts recorded and the ultimate outcome of the Company’s pending actions is generally not yet determinable, the Company does not believe that the ultimate resolution of currently pending legal or regulatory proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition or cash flows.

The Company is also involved in proceedings relating to assessments made by the FTB. See Note 11. Income Taxes.

19. Segment Information

The Company is primarily engaged in writing personal automobile insurance and provides related property and casualty insurance products to its customers through 12 subsidiaries in 11 states, principally in California.
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
The following table presents operating results by reportable segment for the years ended:

	Year Ended December 31,
	2022			2021			2020
	Property & Casualty	Other	Total	Property & Casualty	Other	Total	Property & Casualty	Other	Total
	(Amounts in millions)
Net premiums earned	$3,923.6	$28.9	$3,952.5	$3,712.9	$29.0	$3,741.9	$3,526.8	$28.8	$3,555.6
Less:
Losses and loss adjustment expenses	3,347.2	15.0	3,362.2	2,746.3	13.9	2,760.2	2,381.5	13.8	2,395.3
Underwriting expenses	922.1	12.3	934.4	902.6	14.1	916.7	899.1	14.6	913.7
Underwriting (loss) gain	(345.7)	1.6	(344.1)	64.0	1.0	65.0	246.2	0.4	246.6
Investment income			168.4			129.7			134.9
Net realized investment (losses) gains			(488.1)			111.7			85.7
Other income			10.3			10.0			8.3
Interest expense			(17.2)			(17.1)			(17.0)
Pre-tax (loss) income			$(670.7)			$299.3			$458.5
Net (loss) income			$(512.7)			$247.9			$374.6

The following table presents the Company’s net premiums earned and direct premiums written by line of insurance business for the years ended:

	Year Ended December 31,
	2022			2021			2020
	Property & Casualty	Other	Total	Property & Casualty	Other	Total	Property & Casualty	Other	Total
	(Amounts in millions)
Private passenger automobile	$2,655.7	$—	$2,655.7	$2,613.5	$—	$2,613.5	$2,591.3	$—	$2,591.3
Homeowners	830.6	—	830.6	698.1	—	698.1	601.3	—	601.3
Commercial automobile	267.9	—	267.9	258.6	—	258.6	225.6	—	225.6
Other	169.4	28.9	198.3	142.7	29.0	171.7	108.6	28.8	137.4
Net premiums earned	$3,923.6	$28.9	$3,952.5	$3,712.9	$29.0	$3,741.9	$3,526.8	$28.8	$3,555.6

Private passenger automobile	$2,598.9	$—	$2,598.9	$2,640.7	$—	$2,640.7	$2,569.0	$—	$2,569.0
Homeowners	940.3	—	940.3	801.5	—	801.5	678.9	—	678.9
Commercial automobile	276.8	—	276.8	259.9	—	259.9	240.8	—	240.8
Other	202.1	30.4	232.5	175.4	30.0	205.4	136.3	29.2	165.5
Direct premiums written	$4,018.1	$30.4	$4,048.5	$3,877.5	$30.0	$3,907.5	$3,625.0	$29.2	$3,654.2

20. Subsequent Event
In January 2023, California was inundated with a series of atmospheric river rainstorms. The Company estimates the catastrophe losses from these storms will be approximately $35 million, which will be recorded as losses for the first quarter of 2023.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, the Company’s management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on these criteria.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this 2022 Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, which is included herein.
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
Information regarding executive officers of the Company is included in Part I. For other information called for by Items 10, 11, 12, 13 and 14, reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2022 and which is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:
1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2022 are contained herein as listed in the Index to Consolidated Financial Statements on page 52.
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
3. Exhibits

Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with the SEC
3.1	Articles of Incorporation of the Company, as amended to date.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended September 30, 2007, and is incorporated herein by this reference.
3.3	First Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2008, and is incorporated herein by this reference.
3.4	Second Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 25, 2009, and is incorporated herein by this reference.
3.5	Third Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 11, 2018, and is incorporated herein by this reference.
4.1	Shareholders’ Agreement dated as of October 7, 1985 among the Company, George Joseph and Gloria Joseph.	This document was filed as an exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).
4.2	Indenture, dated as of March 8, 2017, between Mercury General Corporation and Wilmington Trust, National Association.	This document was filed as an exhibit to Registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 8, 2017, and is incorporated herein by this reference.
4.3	First Supplemental Indenture, dated as of March 8, 2017, between Mercury General Corporation and Wilmington Trust, National Association.	This document was filed as an exhibit to Registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 8, 2017, and is incorporated herein by this reference.
4.4	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2019, and is incorporated herein by this reference.

10.1*	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).
10.2*	Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).
10.3*	Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).
10.4*	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
10.5*	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
10.6*	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
10.7*	Amendment 1999-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
10.8*	Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
10.9*	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
10.10*	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
10.11*	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
10.12*	Amendment 2003-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
10.13*	Amendment 2004-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
10.14*	Amendment 2006-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
10.15*	Amendment 2006-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.
10.16*	Amendment 2007-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
10.17*	Amendment 2008-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.18*	Amendment 2008-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.

10.19*	Amendment 2009-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
10.20*	Amendment 2009-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
10.21*	Amendment 2011-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by this reference.
10.22*	Amendment 2013-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by this reference.
10.23*	Amendment 2014-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
10.24*	Amendment 2014-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
10.25*	Amendment 2015-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by this reference.
10.26*	Amendment 2015-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by this reference.
10.27*	Amendment 2017-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2017, and is incorporated herein by this reference.
10.28*	Amendment 2019-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2018, and is incorporated herein by this reference.
10.29*	Amendment 2020-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2020, and is incorporated herein by this reference.
10.30*	Amendment 2021-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2021, and is incorporated herein by this reference.
10.31*	Amendment 2021-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2021, and is incorporated herein by this reference.
10.32*	Amendment 2022-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2021, and is incorporated herein by this reference.
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

10.49*	Form of Restricted Stock Unit Agreement under the Mercury General Corporation 2015 Incentive Award Plan (2016 and later version).	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2016, and is incorporated herein by this reference.
10.50	Amended and Restated Credit Agreement, dated as of March 31, 2021, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2021, and is incorporated herein by this reference.
10.51
First Amendment to Amended and Restated Credit Agreement, dated as of November 18, 2022, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.
This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 22, 2022, and is incorporated herein by this reference.
10.52*	Separation Agreement and General Release, effective May 24, 2018, by and between Allan Lubitz and Mercury Insurance Services, LLC.	This document was filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 2018, and is incorporated herein by this reference.
21.1	Subsidiaries of the Company.	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
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
February 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE JOSEPH George Joseph	Chairman of the Board	February 14, 2023

/S/ GABRIEL TIRADOR Gabriel Tirador	President and Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2023

/S/ THEODORE R. STALICK Theodore R. Stalick	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 14, 2023

/S/ GEORGE G. BRAUNEGG George G. Braunegg	Director	February 14, 2023

/S/ RAMONA L. CAPPELLO Ramona L. Cappello	Director	February 14, 2023

/S/ JAMES G. ELLIS James G. Ellis	Director	February 14, 2023

/S/ VICKY WAI YEE JOSEPH Vicky Wai Yee Joseph	Director	February 14, 2023

/S/ JOSHUA E. LITTLE Joshua E. Little	Director	February 14, 2023

/S/ MARTHA E. MARCON Martha E. Marcon	Director	February 14, 2023

SCHEDULE I

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2022

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$159,256	$158,607	$158,607
Municipal securities	2,794,476	2,737,183	2,737,183
Mortgage-backed securities	184,936	166,260	166,260
Corporate securities	607,945	569,553	569,553
Collateralized loan obligations	332,859	320,252	320,252
Other asset-backed securities	147,318	136,456	136,456
Total fixed maturity securities	4,226,790	4,088,311	4,088,311
Equity securities:
Common stock	463,940	558,169	558,169
Preferred stock	64,686	51,236	51,236
Private equity funds measured at net asset value (1)	140,217	90,147	90,147
Total equity securities	668,843	699,552	699,552
Short-term investments	123,928	122,937	122,937
Total investments	$5,019,561	$4,910,800	$4,910,800
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

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

MERCURY GENERAL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

	December 31,
	2022	2021
	(Amounts in thousands)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $10,908; $0)	$10,907	$—
Equity securities (cost $35,041; $69,371)	51,416	111,399
Short-term investments (cost $27,057; $20,441)	27,059	20,441
Investment in subsidiaries	1,833,372	2,332,717
Total investments	1,922,754	2,464,557
Cash	6,218	53,738
Accrued investment income	149	16
Amounts receivable from affiliates	516	457
Current income taxes	55,777	20,738
Deferred income taxes	1,072	—
Income tax receivable from affiliates	12,865	14,202
Other assets	1,493	771
Total assets	$2,000,844	$2,554,479
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$398,330	$372,931
Amounts payable to affiliates	90	0
Income tax payable to affiliates	75,079	25,626
Deferred income taxes	—	10,811
Other liabilities	5,214	4,830
Total liabilities	478,713	414,198
Commitments and contingencies
Shareholders’ equity:
Common stock	98,947	98,943
Retained earnings	1,423,184	2,041,338
Total shareholders’ equity	1,522,131	2,140,281
Total liabilities and shareholders’ equity	$2,000,844	$2,554,479

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued

MERCURY GENERAL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Revenues:
Net investment income	$2,696	$2,560	$3,323
Net realized investment (losses) gains	(12,969)	26,523	9,575
Total revenues	(10,273)	29,083	12,898
Expenses:
Other operating expenses	2,446	2,627	3,054
Interest	17,178	17,088	17,035
Total expenses	19,624	19,715	20,089
(Loss) income before income taxes and equity in net (loss) income of subsidiaries	(29,897)	9,368	(7,191)
Income tax (benefit) expense	(10,234)	4,930	600
(Loss) income before equity in net (loss) income of subsidiaries	(19,663)	4,438	(7,791)
Equity in net (loss) income of subsidiaries	(493,009)	243,499	382,398
Net (loss) income	$(512,672)	$247,937	$374,607

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued

MERCURY GENERAL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(Amounts in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$225	$(36,662)	$(17,339)
Cash flows from investing activities:
Capital contribution to subsidiaries	—	—	(30,000)
Capital distribution from subsidiaries	3,431	—	—
Distributions received from special purpose entities	2,904	5,199	12,129
Dividends received from subsidiaries	—	191,000	121,000
Fixed maturity securities available for sale in nature
Purchases	(11,905)	—	—
Sales	1,000	—	—
Equity securities available for sale in nature
Purchases	(5,307)	(13,151)	(54,571)
Sales	48,215	38,092	67,965
(Increase) decrease in short-term investments	(6,268)	(16,172)	25,088
Other, net	667	791	254
Net cash provided by investing activities	32,737	205,759	141,865
Cash flows from financing activities:
Dividends paid to shareholders	(105,482)	(140,226)	(139,640)
Proceeds from stock options exercised	—	215	—
Proceeds from bank loan	25,000	—	—
Net cash used in financing activities	(80,482)	(140,011)	(139,640)
Net (decrease) increase in cash	(47,520)	29,086	(15,114)
Cash:
Beginning of year	53,738	24,652	39,766
End of year	$6,218	$53,738	$24,652
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$16,611	$16,590	$16,586
Income taxes (refunded) paid, net	$(14,102)	$18,841	$(20,552)

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
Distributions received from Special Purpose Entities

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. For the three years ended December 31, 2022, the Company had two such special purpose entities: Fannette Funding LLC and Animas Funding LLC. These special purpose entities are consolidated into the Company. Creditors have no recourse against the Company in the event of default by these special purpose entities. The Company had no implied or unfunded commitments to these entities at December 31, 2022 and 2021. The Company's financial or other support provided to these entities and its loss exposure are limited to its collateral and original investment. Mercury General received distributions of $2.9 million, $5.2 million, and $12.1 million in 2022, 2021, and 2020, respectively, from these special purpose entities.
Dividends received from Subsidiaries

Dividends of $0, $191,000,000 and $121,000,000 were received by Mercury General from its 100% owned insurance subsidiaries in 2022, 2021 and 2020, respectively, and were recorded as a reduction to investment in subsidiaries.
Capitalization of Insurance Subsidiaries

Mercury General made capital contributions to its insurance subsidiaries of $0, $0 and $30,000,000 in 2022, 2021 and 2020, respectively. In addition, Mercury General received a capital distribution from its insurance subsidiaries of $3,431,433, $0, and $0 in 2022, 2021 and 2020, respectively. The capital distribution for 2022 was related to the dissolution of an insurance subsidiary, MICFL, in November 2022, pursuant to which Mercury General received the complete return of its invested capital.
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

On March 29, 2017, the Company entered into an unsecured credit agreement (the "2017 Credit Agreement") that provided for revolving loans of up to $50 million and was set to mature on March 29, 2022. On March 31, 2021, the Company entered into an amended and restated credit agreement (the "Amended and Restated Credit Agreement") that amended and restated the 2017 Credit Agreement. The Amended and Restated Credit Agreement increased the aggregate commitments by all the lenders to $75 million from $50 million under the 2017 Credit Agreement and extended the maturity date of the loan that was the subject of the 2017 Credit Agreement to March 31, 2026. On November 18, 2022, the Company entered into the First Amendment to Amended and Restated Credit Agreement (the "First Amendment"). The First Amendment extended the maturity date of the loan to November 16, 2026 from March 31, 2026 with possible further extension if certain conditions are met, increased the aggregate commitments by all the lenders to $200 million from $75 million, and replaced the LIBOR with the term SOFR. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from Term SOFR plus 112.5 basis points when the ratio is under 20% to Term SOFR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 20.8% at December 31, 2022, resulting in a 15.0 basis point commitment fee on the $175 million undrawn portion of the credit facility. As of February 14, 2023, a total of $25 million was drawn down under this facility on a three-month revolving basis at an annual interest rate of approximately 5.68%.
See accompanying Report of Independent Registered Public Accounting Firm

Federal Income Taxes

The Company files a consolidated federal income tax return for the following entities:

Mercury Casualty Company	Mercury Insurance Company of Florida ("MICFL")(1)
Mercury Insurance Company	Mercury Indemnity Company of America
California Automobile Insurance Company	Mercury Select Management Company, Inc.
California General Underwriters Insurance Company, Inc.	Mercury Insurance Services LLC
Mercury Insurance Company of Illinois	AIS Management LLC
Mercury Insurance Company of Georgia	Auto Insurance Specialists LLC
Mercury Indemnity Company of Georgia	PoliSeek AIS Insurance Solutions, Inc.
American Mercury Insurance Company	Animas Funding LLC
American Mercury Lloyds Insurance Company	Fannette Funding LLC
Orion Indemnity Company	Mercury Plus Insurance Services LLC
Mercury County Mutual Insurance Company
__________
(1)MICFL was dissolved in November 2022.

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

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE IV
MERCURY GENERAL CORPORATION AND SUBSIDIARIES
REINSURANCE
THREE YEARS ENDED DECEMBER 31,
Property and Liability Insurance Earned Premiums

	2022	2021	2020
	(Amounts in thousands)
Direct amounts	$4,022,611	$3,793,664	$3,603,780
Ceded to other companies	(80,950)	(65,017)	(56,212)
Assumed	10,821	13,301	8,067
Net amounts	$3,952,482	$3,741,948	$3,555,635

See accompanying Report of Independent Registered Public Accounting Firm