Form 10-Q
period 2023-06-30
MERCURY GENERAL CORP
filed 2023-08-01
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At July 27, 2023, the registrant had issued and outstanding an aggregate of 55,371,127 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $4,216,242; $4,226,790)	$4,094,703	$4,088,311
Equity securities (cost $649,151; $668,843)	670,491	699,552
Short-term investments (cost $190,991; $123,928)	189,991	122,937
Total investments	4,955,185	4,910,800
Cash	357,723	289,776
Receivables:
Premiums	590,617	571,910
Allowance for credit losses on premiums receivable	(5,400)	(5,800)
Premiums receivable, net of allowance for credit losses	585,217	566,110
Accrued investment income	55,597	52,474
Other	15,092	11,358
Total receivables	655,906	629,942
Reinsurance recoverables	27,538	25,895
Deferred policy acquisition costs	278,261	266,475
Fixed assets (net of accumulated depreciation $307,036; $332,938)	160,067	171,442
Operating lease right-of-use assets	18,775	20,183
Current income taxes	90,126	55,136
Deferred income taxes	44,660	42,903
Goodwill	42,796	42,796
Other intangible assets, net	8,772	9,212
Other assets	50,831	49,628
Total assets	$6,690,640	$6,514,188
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$2,720,007	$2,584,910
Unearned premiums	1,632,390	1,545,639
Notes payable	448,529	398,330
Accounts payable and accrued expenses	165,331	151,686
Operating lease liabilities	20,114	21,924
Other liabilities	304,129	289,568
Total liabilities	5,290,500	4,992,057
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,371; 55,371	98,947	98,947
Retained earnings	1,301,193	1,423,184
Total shareholders’ equity	1,400,140	1,522,131
Total liabilities and shareholders’ equity	$6,690,640	$6,514,188

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Net premiums earned	$1,034,469	$987,512	$2,039,173	$1,950,062
Net investment income	58,350	38,555	110,323	73,906
Net realized investment (losses) gains	(19,778)	(241,938)	29,229	(437,024)
Other	10,186	1,496	11,081	4,142
Total revenues	1,083,227	785,625	2,189,806	1,591,086
Expenses:
Losses and loss adjustment expenses	897,810	826,779	1,827,339	1,648,713
Policy acquisition costs	172,737	156,482	337,245	318,574
Other operating expenses	68,341	69,430	138,031	139,720
Interest	5,549	4,274	10,479	8,548
Total expenses	1,144,437	1,056,965	2,313,094	2,115,555
Loss before income taxes	(61,210)	(271,340)	(123,288)	(524,469)
Income tax benefit	(19,667)	(60,659)	(36,457)	(116,870)
Net loss	$(41,543)	$(210,681)	$(86,831)	$(407,599)
Net loss per share:
Basic	$(0.75)	$(3.80)	$(1.57)	$(7.36)
Diluted	$(0.75)	$(3.80)	$(1.57)	$(7.36)
Weighted average shares outstanding:
Basic	55,371	55,371	55,371	55,371
Diluted	55,371	55,371	55,371	55,371

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock, beginning of period	$98,947	$98,947	$98,947	$98,943
Share-based compensation expense	—	—	—	15
Withholding tax on stock options exercised	—	—	—	(11)
Common stock, end of period	98,947	98,947	98,947	98,947
Retained earnings, beginning of period	1,360,316	1,809,260	1,423,184	2,041,338
Net loss	(41,543)	(210,681)	(86,831)	(407,599)
Dividends paid to shareholders	(17,580)	(35,161)	(35,160)	(70,321)
Retained earnings, end of period	1,301,193	1,563,418	1,301,193	1,563,418
Total shareholders’ equity, end of period	$1,400,140	$1,662,365	$1,400,140	$1,662,365

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(86,831)	$(407,599)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,917	45,699
Net realized investment (gains) losses	(29,229)	437,024
Net (gains) losses on sales of fixed assets	(5,855)	85
Increase in premiums receivable	(19,107)	(17,532)
(Increase) decrease in reinsurance recoverables	(1,643)	17,293
Changes in current and deferred income taxes	(36,747)	(116,992)
Increase in deferred policy acquisition costs	(11,786)	(15,274)
Increase in loss and loss adjustment expense reserves	135,097	160,392
Increase in unearned premiums	86,751	78,141
Increase (decrease) in accounts payable and accrued expenses	14,499	(1,756)
Other, net	24,296	15,425
Net cash provided by operating activities	105,362	194,906
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(255,888)	(777,936)
Sales	118,121	365,827
Calls or maturities	124,542	266,801
Equity securities available for sale in nature:
Purchases	(628,971)	(484,172)
Sales	668,730	504,912
Changes in securities payable and receivable	(29,195)	2,694
Increase in short-term investments	(63,238)	(32,711)
Purchases of fixed assets	(19,063)	(17,072)
Sales of fixed assets	29,871	3
Other, net	3,478	2,451
Net cash used in investing activities	(51,613)	(169,203)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(35,160)	(70,321)
Payments on finance lease obligations	(642)	(937)
Proceeds from bank borrowing	50,000	—
Net cash provided by (used in) financing activities	14,198	(71,258)
Net increase (decrease) in cash	67,947	(45,555)
Cash:
Beginning of the year	289,776	335,557
End of period	$357,723	$290,002
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$8,409	$8,325
Income taxes (refunded) paid, net	$(65)	$175

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation
The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at June 30, 2023 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for more complete descriptions and discussions. Operating results and cash flows for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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
Earnings (Loss) per Share
Potentially dilutive securities representing 17,500 shares of common stock were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2023, because their effect would have been anti-dilutive. For the three and six months ended June 30, 2022, 2,276 and 3,012 incremental shares, respectively, were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive due to a net loss position.
Dividends per Share
The Company declared and paid a dividend per share of $0.3175 and $0.6350 during the three months ended June 30, 2023 and 2022, respectively, and dividends per share of $0.6350 and $1.2700 during the six months ended June 30, 2023 and 2022, respectively.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $172.7 million and $156.5 million for the three months ended June 30, 2023 and 2022, respectively, and $337.2 million and $318.6 million for the six months ended June 30, 2023 and 2022, respectively. The Company does not defer advertising expenditures but expenses them as incurred.

The Company recorded net advertising expense of approximately $2.3 million and $3.8 million for the three months ended June 30, 2023 and 2022, respectively, and $4.2 million and $7.8 million for the six months ended June 30, 2023 and 2022, respectively.

Fixed Assets

A fixed asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell, and is presented separately from other fixed assets. An office building located in Clearwater, Florida was initially classified as a property held for sale at December 31, 2022, and $20.2 million of the property held for sale, which represented the fair value of the property less the estimated costs to sell, was included in other assets in the Company's consolidated balance sheets on that date. The Company completed the sale of this property on March 31, 2023 for a total sale price of $19.6 million, and recognized a loss of $1.8 million for the three months ended March 31, 2023 associated with the sale, which is included in other revenues in the Company's consolidated statements of operations for the six months ended June 30, 2023. $9.8 million of the total sale price was received in the form of a promissory note (the "Note"). $8.5 million of the sale price, after settlement of selling expenses and outstanding amounts due on the property, was received in cash. Only the cash received on the sale of the property is included in the Company's consolidated statements of cash flows for the six months ended June 30, 2023. The Note is secured by the property sold, and bears interest at an annual rate of 7.0% for the first two years, with an adjustment to the greater of 7.0% or the rate on a one-year U.S. Treasury Bill at the two-year anniversary for the remainder of the term. The term of the Note is four years and interest is paid in monthly installments. In connection with the sale of the property, the Company entered into a lease agreement whereby the Company leased 14,883 square feet of office space, or approximately 9% of the total space of the property sold, from the new owner of the property. The lease term is five years, commencing on April 1, 2023, and the average annual base rent is approximately $0.4 million.

In addition, the Company completed the sale of an office building located in Rancho Cucamonga, California in May 2023 for a total sale price of $22.3 million, and recognized a gain of $7.9 million for the three and six months ended June 30, 2023 associated with the sale, which is included in other revenues in the Company's consolidated statements of operations. The Company received $21.4 million in cash, after settlement of selling expenses. In connection with the sale of the property, the Company entered into a lease agreement whereby the Company leased 6,000 square feet of office space, or approximately 5% of the total space of the property sold, from the new owner of the property. The lease term is two years, commencing on May 16, 2023, and the average annual base rent is approximately $0.2 million. This office building was initially classified as a property held for sale at March 31, 2023, and $13.6 million of the property held for sale, which represented the carrying amount of the property, was included in other assets in the Company's consolidated balance sheets on that date.

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

The Company is party to a Catastrophe Reinsurance Treaty (the "Treaty") covering a wide range of perils that is effective through June 30, 2024. The Treaty provides $1,111 million of coverage on a per occurrence basis after covered catastrophe losses exceed the $100 million Company retention limit. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies, such as homeowners, but does cover losses from fires following an earthquake. The Treaty provides for one full reinstatement of coverage limits with a minor exception at certain upper layers of coverage, and includes some additional minor territorial and coverage restrictions.

The effect of reinsurance on property and casualty premiums written and earned was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Amounts in thousands)
Premiums Written
Direct	$1,132,216	$1,025,749	$2,144,453	$2,037,134
Ceded	(24,184)	(17,370)	(47,574)	(34,971)
Assumed	66	279	15,097	10,444
Net	$1,108,098	$1,008,658	$2,111,976	$2,012,607
Premiums Earned
Direct	$1,047,413	$994,659	$2,064,283	$1,964,822
Ceded	(23,999)	(17,097)	(47,197)	(34,559)
Assumed	3,856	2,742	7,746	5,459
Net	$1,027,270	$980,304	$2,024,832	$1,935,722

The Company recognized ceded premiums earned of approximately $24 million and $17 million for the three months ended June 30, 2023 and 2022, respectively, and $47 million and $35 million for the six months ended June 30, 2023 and 2022, respectively, which are included in net premiums earned in its consolidated statements of operations. The Company recognized ceded losses and loss adjustment expenses of approximately $(3) million and $(6) million for the three months ended June 30, 2023 and 2022, respectively, and $4 million and $(13) million for the six months ended June 30, 2023 and 2022, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The negative ceded losses and loss adjustment expenses for the three months ended June 30, 2023 and 2022 and six months ended June 30, 2022 were primarily the result of favorable development on prior years' catastrophe losses that had been ceded to the Company's reinsurers.

The Company's insurance subsidiaries, as primary insurers, are required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.
Revenue from Contracts with Customers (Topic 606)

The Company's revenue from contracts with customers is commission income earned from third-party insurers by its 100% owned insurance agencies, which amounted to approximately $5.0 million and $4.6 million, with related expenses of $2.7 million and $2.8 million, for the three months ended June 30, 2023 and 2022, respectively, and $9.8 million and $9.0 million, with related expenses of $5.5 million and $5.6 million, for the six months ended June 30, 2023 and 2022, respectively. All of the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting (see Note 13. Segment Information).

As of June 30, 2023 and December 31, 2022, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

Allowance for Credit Losses

Financial Instruments - Credit Losses (Topic 326) uses the "expected loss" methodology for recognizing credit losses for financial assets that are not accounted for at fair value through net income. The Company's investment portfolio, excluding accrued investment income, was not affected by Topic 326 as it applies the fair value option to all of its investments. The estimated allowance amounts for credit losses at June 30, 2023 and December 31, 2022 related to premiums receivable.

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

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Amounts in thousands)
Beginning balance	$5,800	$6,000	$5,800	$6,000
Provision during the period for expected credit losses	332	1,007	1,468	2,177
Write-off amounts during the period	(877)	(1,168)	(2,147)	(2,487)
Recoveries during the period of amounts previously written off	145	161	279	310
Ending balance	$5,400	$6,000	$5,400	$6,000

Accrued Interest Receivables

The Company made certain accounting policy elections for its accrued interest receivables allowed under Topic 326: a) an election to present accrued interest receivable balances separately from the associated financial assets on the balance sheet, and b) an election not to measure an allowance for credit losses on accrued interest receivable amounts and instead write off uncollectible accrued interest amounts in a timely manner by reversing interest income. The Company's accrued interest receivable balances are included in accrued investment income receivable in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off during the three and six months ended June 30, 2023 and 2022.

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

The following table presents the fair values of financial instruments:

	June 30, 2023	December 31, 2022

	(Amounts in thousands)
Assets
Investments	$4,955,185	$4,910,800
Note receivable	9,925	—
Liabilities
Options sold	817	162
Notes payable	429,651	375,631
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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at June 30, 2023 and December 31, 2022. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary of such VIEs. The Company's maximum exposure to loss with respect to these VIEs is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At June 30, 2023 and December 31, 2022, the Company had approximately $8 million and $9 million, respectively, in unfunded commitments to these VIEs.

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

Notes Payable
The fair values of the Company’s publicly traded $375 million unsecured notes at June 30, 2023 and December 31, 2022 and its $75 million and $25 million drawn under the unsecured credit facility at June 30, 2023 and December 31, 2022, respectively, were obtained from a third party pricing service.

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

The following table presents gains or losses recognized due to changes in fair value of financial instruments pursuant to application of the fair value option:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Amounts in thousands)
Fixed maturity securities	$(22,835)	$(88,273)	$16,940	$(246,201)
Equity securities	(12,608)	(134,369)	(9,368)	(174,690)
Short-term investments	(42)	(1,667)	(8)	(1,665)
Total investment (losses) gains	$(35,485)	$(224,309)	$7,564	$(422,556)
Note receivable	125	—	125	—
Total (losses) gains	$(35,360)	$(224,309)	$7,689	$(422,556)

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities
The Company’s fair value measurements are based on the market approach, which utilizes market transaction data for the same or similar instruments. The Company obtained unadjusted fair values on 98.2% of its investment portfolio at fair value from an independent pricing service at June 30, 2023.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $25.5 million and $27.3 million at fair value in commercial mortgage-backed securities at June 30, 2023 and December 31, 2022, respectively.

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
Level 3 measurements - Fair values of financial assets and financial liabilities are based on inputs that are both unobservable and significant to the overall fair value measurement, including any items in which the evaluated prices obtained elsewhere are deemed to be of a distressed trading level. At June 30, 2023 and December 31, 2022, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity funds measured at net asset value ("NAV") is determined using NAV as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. At June 30, 2023, the Company had capital invested in five such funds: the strategy of three such funds with a combined fair value of approximately $85.4 million at June 30, 2023 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers, and equity interests in vehicles established to purchase and warehouse loans; the strategy of another such fund with a fair value of approximately $0 at June 30, 2023 is to achieve favorable long-term financial returns and measurable positive social and environmental returns by investing in privately held technology, healthcare, specialty consumer goods and service companies; and the strategy of the other such fund with a fair value of approximately $1.6 million at June 30, 2023 is to achieve long-term capital appreciation through privately-negotiated venture capital investments in seed- and early-stage portfolio companies with technology-enabled business models. The Company had approximately $8 million in unfunded commitments at June 30, 2023 with respect to the private equity funds measured at NAV. The underlying assets of the funds are expected to be liquidated over the period of approximately one year to nine years from June 30, 2023. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	June 30, 2023
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$116,762	$42,772	$—	$159,534
Municipal securities	—	2,715,436	—	2,715,436
Mortgage-backed securities	—	156,650	—	156,650
Corporate securities	—	594,761	—	594,761
Collateralized loan obligations	—	362,220	—	362,220
Other asset-backed securities	—	106,102	—	106,102
Total fixed maturity securities	116,762	3,977,941	—	4,094,703
Equity securities:
Common stock	531,788	—	—	531,788
Non-redeemable preferred stock	—	51,722	—	51,722
Private equity funds measured at net asset value (1)				86,981
Total equity securities	531,788	51,722	—	670,491
Short-term investments:
Short-term bonds	53,120	1,979	—	55,099
Money market instruments	134,852	—	—	134,852
Other	40	—	—	40
Total short-term investments	188,012	1,979	—	189,991
Other assets:
Note receivable	—	9,925	—	9,925
Total assets at fair value	$836,562	$4,041,567	$—	$4,965,110
Liabilities
Other liabilities:
Options sold	$817	$—	$—	$817
Total liabilities at fair value	$817	$—	$—	$817

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$103,519	$55,088	$—	$158,607
Municipal securities	—	2,737,183	—	2,737,183
Mortgage-backed securities	—	166,260	—	166,260
Corporate securities	—	569,553	—	569,553
Collateralized loan obligations	—	320,252	—	320,252
Other asset-backed securities	—	136,456	—	136,456
Total fixed maturity securities	103,519	3,984,792	—	4,088,311
Equity securities:
Common stock	558,169	—	—	558,169
Non-redeemable preferred stock	—	51,236	—	51,236
Private equity funds measured at net asset value (1)				90,147
Total equity securities	558,169	51,236	—	699,552
Short-term investments:
Short-term bonds	51,638	8,238	—	59,876
Money market instruments	63,021	—	—	63,021
Other	40	—	—	40
Total short-term investments	114,699	8,238	—	122,937
Total assets at fair value	$776,387	$4,044,266	$—	$4,910,800
Liabilities
Other liabilities:
Options sold	$162	$—	$—	$162
Total liabilities at fair value	$162	$—	$—	$162
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the six months ended June 30, 2023 and 2022.

At June 30, 2023, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	June 30, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$373,529	$354,660	$—	$354,660	$—
Unsecured credit facility	75,000	74,991	—	74,991	—
Total	$448,529	$429,651	$—	$429,651	$—

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$373,330	$350,644	$—	$350,644	$—
Unsecured credit facility	25,000	24,987	—	24,987	—
Total	$398,330	$375,631	$—	$375,631	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at June 30, 2023 and December 31, 2022 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 11. Notes Payable for additional information on unsecured notes.

Unsecured Credit Facility
The fair values of the Company's $75 million and $25 million drawn under the unsecured credit facility at June 30, 2023 and December 31, 2022, respectively, are based on the unadjusted quoted price for similar notes in active markets. See Note 11. Notes Payable for additional information on the unsecured credit facility.

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
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Derivatives
	June 30, 2023	December 31, 2022

	(Amount in thousands)
Options sold - Other liabilities	$817	$162
Total	$817	$162

	Gains Recognized in Net Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Amounts in thousands)
Options sold - Net realized investment (losses) gains	$1,596	$1,404	$2,824	$2,628
Total	$1,596	$1,404	$2,824	$2,628

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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2023 and 2022. No accumulated goodwill impairment losses existed at June 30, 2023 and December 31, 2022. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and six months ended June 30, 2023 and 2022. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 13. Segment Information for additional information on the reportable business segment).
Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of June 30, 2023:
Customer relationships	$54,862	$(53,586)	$1,276	11
Trade names	15,400	(9,304)	6,096	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$75,962	$(67,190)	$8,772

As of December 31, 2022:
Customer relationships	$54,862	$(53,467)	$1,395	11
Trade names	15,400	(8,983)	6,417	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$75,962	$(66,750)	$9,212

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and six months ended June 30, 2023 and 2022.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Amortization expense for other intangible assets was $0.2 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

The following table presents the estimated future amortization expense related to other intangible assets as of June 30, 2023:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2023	$439
2024	851
2025	807
2026	807
2027	807
Thereafter	3,661
Total	$7,372

8. Share-Based Compensation

In February 2015, the Company's Board of Directors adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock are authorized for issuance under the 2015 Plan upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted stock unit ("RSU") or deferred stock awards. The Company granted 80,000 stock options, 10,000 of which were forfeited, with 4,830,000 shares of common stock available for future grant under the 2015 Plan as of June 30, 2023.

Share-based compensation expenses for all stock options granted or modified are based on their estimated grant-date fair values. These compensation costs are recognized on a straight-line basis over the requisite service period of the award. The Company estimates forfeitures expected to occur in determining the amount of compensation cost to be recognized in each period. As of June 30, 2023, all outstanding stock options have a term of ten years from the date of grant and become exercisable in four equal installments on the first through fourth anniversaries of the grant date. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values.

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
As of June 30, 2023, the Company had no unrecognized compensation expense related to stock options awarded under the 2015 Plan.
No share-based compensation awards were granted during the six months ended June 30, 2023.
9. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

The total amount of unrecognized tax benefits related to tax uncertainties decreased by approximately $2.1 million during the six months ended June 30, 2023. The decrease was the result of a settlement related to a California Franchise Tax Board audit for tax years 2012 and 2013.

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

At June 30, 2023, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax expenses or benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company believes that through projected future taxable income of an appropriate nature, the use of prudent tax planning strategies, and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

10. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Six Months Ended June 30,
	2023	2022

	(Amounts in thousands)
Gross reserves, beginning of period	$2,584,910	$2,226,430
Reinsurance recoverables on unpaid losses, beginning of period	(25,322)	(41,377)
Net reserves, beginning of period	2,559,588	2,185,053
Incurred losses and loss adjustment expenses related to:
Current year	1,847,123	1,597,354
Prior years	(19,784)	51,359
Total incurred losses and loss adjustment expenses	1,827,339	1,648,713
Loss and loss adjustment expense payments related to:
Current year	874,245	738,472
Prior years	820,341	735,058
Total payments	1,694,586	1,473,530
Net reserves, end of period	2,692,341	2,360,236
Reinsurance recoverables on unpaid losses, end of period	27,666	26,586
Gross reserves, end of period	$2,720,007	$2,386,822

The decrease in the provision for insured events of prior years during the six months ended June 30, 2023 of $19.8 million was primarily attributable to lower than estimated losses and loss adjustment expenses in the private passenger automobile and homeowners lines of insurance business, partially offset by unfavorable development in the commercial property line of insurance business. The increase in the provision for insured events of prior years during the six months ended June 30, 2022 of $51.4 million was primarily attributable to higher than estimated losses and loss adjustment expenses in the private passenger automobile and commercial property lines of insurance business, partially offset by favorable development in the commercial automobile and homeowners lines of insurance business. Extreme rates of inflation in 2022 have begun to moderate in 2023 but remain elevated. The impact of the inflationary pressures on loss severity in the automobile line of insurance business increased losses and loss adjustment expenses for the insured events of the current accident year for the six months ended June 30, 2023 compared to the corresponding period in 2022. The Company has increased rates and filed for additional rate increases in many states and is taking various non-rate actions to improve profitability.

For the six months ended June 30, 2023 and 2022, the Company incurred catastrophe losses net of reinsurance of approximately $190 million and $43 million, respectively. No reinsurance benefits were available for these losses as none of the catastrophe events during these periods individually resulted in losses in excess of the Company's retention limit. Catastrophe losses during the six months ended June 30, 2023 resulted primarily from winter storms and rainstorms in California, Texas and Oklahoma. Catastrophe losses during the six months ended June 30, 2022 resulted primarily from winter storms, rainstorms and hail in Texas and winter storms in California. The Company experienced favorable development of approximately $1 million and unfavorable development of approximately $3 million on prior years' catastrophe losses for the six months ended June 30, 2023 and 2022, respectively.

11. Notes Payable

The following table presents information about the Company's notes payable:

	Lender	Interest Rate	Maturity Date	June 30, 2023	December 31, 2022

				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, and U.S. Bank	Term SOFR plus 112.5-150.0 basis points	November 16, 2026	75,000	25,000
Total principal amount				450,000	400,000
Less unamortized discount and debt issuance costs(3)				1,471	1,670
Total debt				$448,529	$398,330
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
(2)On March 31, 2021, the Company entered into an unsecured $75 million five-year revolving credit facility. On November 18, 2022, the Company entered into the First Amendment to this credit facility. The First Amendment extended the maturity date of the loan to November 16, 2026 from March 31, 2026 with possible further extension if certain conditions are met, increased the aggregate commitments by all the lenders to $200 million from $75 million, and replaced the LIBOR with the Term SOFR. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from Term SOFR plus 112.5 basis points when the ratio is under 20% to Term SOFR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 24.3% at June 30, 2023, resulting in a 15.0 basis point commitment fee on the $125 million undrawn portion of the credit facility. As of July 27, 2023, a total of $75 million was drawn under this facility on a three-month revolving basis at an annual interest rate of approximately 6.58%. The Company contributed $50 million of the total amount drawn to the surplus of one of its consolidated insurance subsidiaries in the first quarter of 2023, and used the remainder for general corporate purposes.
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

On October 5, 2021, the Company received a letter from the California DOI requesting additional information on the amount of premium refunds or credits that the Company has provided or plans to further provide to its private passenger automobile policyholders, and the methodology used in determining such refunds or credits for the time period of March 2020 through at least March 2021, due to reduced driving during the pandemic. On October 6, 2021, the California DOI issued a press release alleging that the Company and two other insurers have not provided enough premium relief to the policyholders through premium refunds or credits for lower frequency resulting from reduced driving during the pandemic. Two private actions against the Company were also filed during the first quarter of 2022, asserting substantially the same arguments on behalf of an alleged class of similarly situated policyholders, and seeking restitution of the allegedly excessive premiums charged during the pandemic. On November 21, 2022, after its review of loss and expense data requested from and provided by the Company, the California DOI notified the Company that an additional total refund of approximately $52 million should be provided to its private passenger automobile policyholders, purportedly based upon its analysis of the Company’s data. The Company believes that the amounts returned to-date, including the mileage reductions on individual policies, have provided appropriate and material relief to its policyholders and that there is no legal basis for the California DOI or the courts to require the Company to issue additional refunds. The total amount of premiums returned to the Company's policyholders through refunds or credits is approximately $128 million, which reduced its net premiums earned for 2020. The Company also worked with its agents and policyholders to reclassify exposures on an individual policy basis, including reducing mileage on a large number of vehicles since the pandemic began. Management believes the mileage reductions significantly reduced premiums on those individual policies in a manner consistent with the Company’s filed and approved rates. The Company engaged in discussions with the California DOI, and on April 24, 2023, the Company entered into a stipulated settlement agreement with the California DOI (the “Settlement Stipulation”), which fully resolved all issues related to the California DOI’s alleged COVID refund obligations, with the exception of a similar issue involving Orion Indemnity Company, a small consolidated subsidiary of the Company, that was settled separately with the California DOI on May 15, 2023 for approximately $0.25 million to be paid to its existing California private passenger automobile policyholders. Under the Settlement Stipulation, the Company agreed to provide an aggregate credit amount of $25 million to the existing California private passenger automobile policyholders of Mercury Insurance Company ("MIC") and California Automobile Insurance Company ("CAIC"), significant consolidated subsidiaries of the Company, by means of a credit against the future private passenger automobile renewal premium obligations over a period not to exceed 18 months commencing on July 7, 2023. The renewal premium credits will be recorded as reductions to the Company’s net premiums earned and written in the periods when the applicable policies are renewed. Although the Company believes the voluntary amounts returned to date have provided appropriate relief to its policyholders and there is no legal basis for the California DOI to require the Company to issue additional refunds, the Company agreed to the Settlement Stipulation to resolve the matter and facilitate timely review and approval of its pending rate applications. The two private actions seeking COVID-related restitution have been coordinated and are still pending, and the Company intends to seek dismissal, based on the resolution with the California DOI, and based on California caselaw barring such retroactive relief. The Company cannot reasonably estimate the amount of such additional refunds or other losses, if any, that may be ordered by the court. If early dismissal cannot be obtained, the Company intends to vigorously defend the cases.

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

The following tables present the Company's operating results by reportable segment:

	Three Months Ended June 30,
	2023			2022
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$1,027.3	$7.2	$1,034.5	$980.3	$7.2	$987.5
Less:
Losses and loss adjustment expenses	893.9	3.9	897.8	823.0	3.8	826.8
Underwriting expenses	237.4	3.8	241.2	224.5	1.4	225.9
Underwriting (loss) gain	(104.0)	(0.5)	(104.5)	(67.2)	2.0	(65.2)
Investment income			58.4			38.6
Net realized investment losses			(19.8)			(241.9)
Other income			10.2			1.5
Interest expense			(5.5)			(4.3)
Pre-tax loss			$(61.2)			$(271.3)
Net loss			$(41.5)			$(210.7)

	Six Months Ended June 30,
	2023			2022
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$2,024.8	$14.4	$2,039.2	$1,935.7	$14.4	$1,950.1
Less:
Losses and loss adjustment expenses	1,819.7	7.6	1,827.3	1,641.3	7.4	1,648.7
Underwriting expenses	468.0	7.3	475.3	453.7	4.7	458.4
Underwriting (loss) gain	(262.9)	(0.5)	(263.4)	(159.3)	2.3	(157.0)
Investment income			110.3			73.9
Net realized investment gains (losses)			29.2			(437.0)
Other income			11.1			4.1
Interest expense			(10.5)			(8.5)
Pre-tax loss			$(123.3)			$(524.5)
Net loss			$(86.8)			$(407.6)

The following tables present the Company’s net premiums earned and direct premiums written by reportable segment and line of insurance business:

	Three Months Ended June 30,
	2023			2022
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$674.7	$—	$674.7	$666.0	$—	$666.0
Homeowners	233.9	—	233.9	205.9	—	205.9
Commercial automobile	72.1	—	72.1	66.1	—	66.1
Other	46.6	7.2	53.8	42.3	7.2	49.5
Net premiums earned	$1,027.3	$7.2	$1,034.5	$980.3	$7.2	$987.5

Private passenger automobile	$698.5	$—	$698.5	$653.8	$—	$653.8
Homeowners	294.5	—	294.5	251.8	—	251.8
Commercial automobile	82.7	—	82.7	69.8	—	69.8
Other	56.5	7.3	63.8	50.3	8.4	58.7
Direct premiums written	$1,132.2	$7.3	$1,139.5	$1,025.7	$8.4	$1,034.1

	Six Months Ended June 30,
	2023			2022
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$1,335.3		$1,335.3	$1,325.3	$—	$1,325.3
Homeowners	456.4		456.4	397.9	—	397.9
Commercial automobile	141.2		141.2	130.6	—	130.6
Other	91.9	14.4	106.3	81.9	14.4	96.3
Net premiums earned	$2,024.8	$14.4	$2,039.2	$1,935.7	$14.4	$1,950.1

Private passenger automobile	$1,332.8		$1,332.8	$1,335.0	$—	$1,335.0
Homeowners	536.1		536.1	462.1	—	462.1
Commercial automobile	162.7		162.7	141.4	—	141.4
Other	112.9	13.5	126.4	98.6	15.2	113.8
Direct premiums written	$2,144.5	$13.5	$2,158.0	$2,037.1	$15.2	$2,052.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

The following tables present direct premiums written, by state and line of insurance business, for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$1,077,209	$385,416	$115,623	$118,897	$1,697,145	78.7%
Texas	61,498	75,720	26,650	2,761	166,629	7.7%
Other states (1)	194,054	75,010	20,438	4,747	294,249	13.6%
Total	$1,332,761	$536,146	$162,711	$126,405	$2,158,023	100.0%
	61.8%	24.8%	7.5%	5.9%	100.0%

	Six Months Ended June 30, 2022
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$1,105,341	$352,724	$99,027	$105,434	$1,662,526	81.0%
Texas	48,283	53,388	23,658	3,407	128,736	6.3%
Other states (1)	181,380	56,024	18,673	4,979	261,056	12.7%
Total	$1,335,004	$462,136	$141,358	$113,820	$2,052,318	100.0%
	65.0%	22.6%	6.9%	5.5%	100.0%
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

The following table presents a summary of recent and upcoming examinations:

State	Exam Type	Exam Period Covered	Status
CA, FL, GA, IL, OK, TX	Coordinated Multi-state Financial	2018-2021	Received final or draft examination reports.

During the course of and at the conclusion of the examinations, the examining DOI generally reports findings to the Company. No material findings were noted in the final or draft examination reports of the coordinated multi-state financial examination.

In January 2023, the California DOI approved a 6.9% rate increase on the private passenger automobile line of insurance business for Mercury Insurance Company ("MIC") and California Automobile Insurance Company ("CAIC"), consolidated subsidiaries of the Company. These rate increases became effective in March 2023. The California DOI approved an additional 6.99% rate increase on the private passenger automobile line of insurance business for MIC and CAIC in June 2023. These rate increases became effective in July 2023. In addition, in July 2023, the Company filed applications with the California DOI for a 22.5% rate increase for MIC and a 6.99% rate increase for CAIC on the private passenger automobile line of insurance business. The private passenger automobile line of insurance business of MIC and CAIC represented approximately 49% and 4%, respectively, of the Company's total net premiums earned for the six months ended June 30, 2023.

In March 2023, California DOI approved a 12.6% rate increase on the California homeowners line of insurance business.

This rate increase became effective in May 2023. In addition, in May 2023, the Company filed an application with the California DOI for a 6.99% rate increase on the California homeowners line of insurance business. The California homeowners line of insurance business represented approximately 17% of the Company's total net premiums earned for the six months ended June 30, 2023.

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
At June 30, 2023 and December 31, 2022, the Company recorded its point estimate of approximately $2.72 billion and $2.58 billion ($2.69 billion and $2.56 billion, net of reinsurance), respectively, in loss reserves, which included approximately $1.54 billion and $1.45 billion ($1.54 billion and $1.45 billion, net of reinsurance), respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to June 30, 2023 and December 31, 2022, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenues

Net premiums earned increased 4.8% and net premiums written increased 9.7% for the three months ended June 30, 2023, from the corresponding period in 2022. The increase in net premiums earned was primarily due to rate increases in the California private passenger automobile and homeowners lines of insurance business and in certain lines of insurance business in some states outside of California, combined with increases in the number of policies written outside of California.

Net premiums earned included ceded premiums earned of $24.0 million and $17.1 million for the three months ended June 30, 2023 and 2022, respectively. Net premiums written included ceded premiums written of $24.2 million and $17.4 million for the three months ended June 30, 2023 and 2022, respectively. The increases in ceded premiums earned and ceded premiums written resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

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

The following is a reconciliation of net premiums earned to net premiums written:

	Three Months Ended June 30,
	2023	2022

	(Amounts in thousands)
Net premiums earned	$1,034,469	$987,512
Change in net unearned premiums	80,876	29,482
Net premiums written	$1,115,345	$1,016,994

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended June 30,
	2023	2022

Loss ratio	86.8%	83.7%
Expense ratio	23.3%	22.9%
Combined ratio	110.1%	106.6%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio for the second quarter of 2023 and 2022 was affected by favorable development of approximately $4 million and approximately $2 million, respectively, on prior accident years' loss and loss adjustment expense reserves. The favorable development for the second quarter of 2023 was primarily attributable to lower than estimated losses and loss adjustment expenses in the private passenger automobile line of insurance business, partially offset by unfavorable development in the commercial property line of insurance business. The favorable development for the second quarter of 2022 was primarily attributable to lower than estimated losses and loss adjustment expenses in the commercial automobile line of insurance business, partially offset by unfavorable development in the commercial property and private passenger automobile lines of insurance business.

In addition, the 2023 loss ratio was negatively impacted by approximately $93 million of catastrophe losses, excluding favorable development of approximately $1 million on prior years' catastrophe losses, primarily due to rainstorms in Texas and Oklahoma. The 2022 loss ratio was negatively impacted by approximately $19 million of catastrophe losses, excluding unfavorable development of approximately $2 million on prior years' catastrophe losses, primarily due to rainstorms and hail in Texas.

Excluding the effects of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 78.2% and 82.0% for the second quarter of 2023 and 2022, respectively. The decrease in the loss ratio was primarily due to an increase in net premiums earned resulting from rate increases in the California private passenger automobile and homeowners lines of insurance business and in certain lines of insurance business in some states outside of California, partially offset by an increase in loss severity in the private passenger automobile line of insurance business.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for the three months ended June 30, 2023 increased compared to the corresponding period in 2022, primarily due to higher policy acquisition costs, partially offset by lower expenses for advertising.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax benefit was $19.7 million and $60.7 million for the three months ended June 30, 2023 and 2022, respectively.

The decrease in income tax benefit was primarily due to a $210.1 million decrease in total pre-tax loss. The Company’s effective income tax rate can be affected by several factors. These generally relate to large changes in the composition of fully taxable income, including net realized investment gains or losses, tax-exempt investment income, non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. Income tax benefit of $19.7 million on pre-tax loss of $61.2 million, including tax-exempt investment income of $21.9 million, resulted in an effective tax rate of 32.1%, above the statutory tax rate of 21%, for the three months ended June 30, 2023, and income tax benefit of $60.7 million on pre-tax loss of $271.3 million, including tax-exempt investment income of $17.6 million, resulted in an effective tax rate of 22.4% for the corresponding period in 2022.

Investments

The following table presents the investment results of the Company:

	Three Months Ended June 30,
	2023	2022

	(Dollars in thousands)
Average invested assets at cost (1)	$5,045,828	$4,900,223
Net investment income (2)
Before income taxes	$58,350	$38,555
After income taxes	$49,819	$33,517
Average annual yield on investments (2)
Before income taxes	4.6%	3.2%
After income taxes	4.0%	2.7%
Net realized investment losses	$(19,778)	$(241,938)
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2) Higher net investment income before and after income taxes for the three months ended June 30, 2023 compared to the corresponding period in 2022 resulted largely from higher average yield combined with higher average invested assets. Average annual yield on investments before and after income taxes for the three months ended June 30, 2023 increased compared to the corresponding period in 2022, primarily due to the maturity and replacement of lower yielding investments purchased when market interest rates were lower with higher yielding investments, as a result of increasing overall market interest rates, as well as higher yields on investments based on floating interest rates.

The following tables present the components of net realized investment gains or losses included in net loss:

	Three Months Ended June 30, 2023
	Gains (Losses) Recognized in Net Loss
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(454)	$(22,835)	$(23,289)
Equity securities (1)(3)	14,444	(12,608)	1,836
Short-term investments (1)	(4)	(42)	(46)
Note receivable (1)	—	125	125
Options sold	1,697	(101)	1,596
Total	$15,683	$(35,461)	$(19,778)

	Three Months Ended June 30, 2022
	Gains (Losses) Recognized in Net Loss
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(19,582)	$(88,273)	$(107,855)
Equity securities (1)(3)	731	(134,369)	(133,638)
Short-term investments (1)	(182)	(1,667)	(1,849)
Options sold	1,392	12	1,404
Total	$(17,641)	$(224,297)	$(241,938)
__________
(1)The changes in fair value of the investment portfolio resulted from application of the fair value option.
(2)The decreases in fair value of fixed maturity securities for the second quarter of 2023 and 2022 primarily resulted from increases in overall market interest rates.
(3)The primary cause for the decreases in fair value of equity securities for the second quarter of 2023 and 2022 was the overall decline in equity markets.

Net Income (Loss)

	Three Months Ended June 30,
	2023	2022

	(Amounts in thousands, except per share data)
Net loss	$(41,543)	$(210,681)
Basic average shares outstanding	55,371	55,371
Diluted average shares outstanding	55,371	55,371
Basic Per Share Data:
Net loss	$(0.75)	$(3.80)
Net realized investment losses, net of tax	$(0.28)	$(3.45)
Diluted Per Share Data:
Net loss	$(0.75)	$(3.80)
Net realized investment losses, net of tax	$(0.28)	$(3.45)

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenues

Net premiums earned increased 4.6% and net premiums written increased 4.8% for the six months ended June 30, 2023, from the corresponding period in 2022. The increase in net premiums earned was primarily due to rate increases in the California private passenger automobile and homeowners lines of insurance business and in certain lines of insurance business in some states outside of California, combined with increases in the number of policies written outside of California, partially offset by a decrease in the number of private passenger automobile policies written in California.

Net premiums earned included ceded premiums earned of $47.2 million and $34.6 million for the six months ended June 30, 2023 and 2022, respectively. Net premiums written included ceded premiums written of $47.6 million and $35.0 million for the six months ended June 30, 2023 and 2022, respectively. The increases in ceded premiums earned and ceded premiums written resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

The following is a reconciliation of net premiums earned to net premiums written:

	Six Months Ended June 30,
	2023	2022

	(Amounts in thousands)
Net premiums earned	$2,039,173	$1,950,062
Change in net unearned premiums	86,373	77,729
Net premiums written	$2,125,546	$2,027,791

Expenses

The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Six Months Ended June 30,
	2023	2022

Loss ratio	89.6%	84.6%
Expense ratio	23.3%	23.5%
Combined ratio	112.9%	108.1%

The loss ratio for the first half of 2023 and 2022 was affected by favorable development of approximately $20 million and unfavorable development of approximately $51 million, respectively, on prior accident years' loss and loss adjustment expense reserves. The favorable development for the first half of 2023 was primarily attributable to lower than estimated losses and loss adjustment expenses in the private passenger automobile and homeowners lines of insurance business, partially offset by unfavorable development in the commercial property line of insurance business. The unfavorable development for the first half of 2022 was primarily attributable to higher than estimated losses and loss adjustment expenses in the private passenger automobile and commercial property lines of insurance business, partially offset by favorable development in the commercial automobile and homeowners lines of insurance business.

In addition, the 2023 loss ratio was negatively impacted by approximately $191 million of catastrophe losses, excluding favorable development of approximately $1 million on prior years' catastrophe losses, primarily due to winter storms and rainstorms in California, Texas and Oklahoma. The 2022 loss ratio was negatively impacted by approximately $40 million of catastrophe losses, excluding unfavorable development of approximately $3 million on prior years' catastrophe losses, primarily due to winter storms, rainstorms and hail in Texas and winter storms in California.

Excluding the effects of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 81.2% and 79.9% for the first half of 2023 and 2022, respectively. The increase in the loss ratio was primarily due to an increase in loss severity in the automobile line of insurance business, partially offset by an increase in net premiums earned resulting from rate increases in the California private passenger automobile and homeowners lines of insurance business and in certain lines of insurance business in some states outside of California. Extreme rates of inflation in 2022 have begun to moderate in 2023 but remain elevated. The impact of the inflationary pressures on loss severity in the automobile line of insurance business increased losses and loss adjustment expenses for the insured events of the current accident year for the six months ended June 30, 2023 compared to the corresponding period in 2022. The Company has increased rates and filed for additional rate increases in many states and is taking various non-rate actions to improve profitability.

The expense ratio for the six months ended June 30, 2023 decreased compared to the corresponding period in 2022, primarily due to lower expenses for advertising and profitability-related accruals.
Income tax benefit was $36.5 million and $116.9 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in income tax benefit was primarily due to a $401.2 million decrease in total pre-tax loss. Income tax benefit of $36.5 million on pre-tax loss of $123.3 million, including tax-exempt investment income of $43.8 million, resulted in an effective tax rate of 29.6%, above the statutory tax rate of 21%, for the six months ended June 30, 2023, and income tax benefit of $116.9 million on pre-tax loss of $524.5 million, including tax-exempt investment income of $34.7 million, resulted in an effective tax rate of 22.3% for the corresponding period in 2022.

Investments

The following table presents the investment results of the Company:

	Six Months Ended June 30,
	2023	2022

	(Dollars in thousands)
Average invested assets at cost (1)	$5,033,723	$4,879,634
Net investment income (2)
Before income taxes	$110,323	$73,906
After income taxes	$94,613	$64,438
Average annual yield on investments (2)
Before income taxes	4.4%	3.0%
After income taxes	3.8%	2.6%
Net realized investment gains (losses)	$29,229	$(437,024)
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2) Higher net investment income before and after income taxes for the six months ended June 30, 2023 compared to the corresponding period in 2022 resulted largely from higher average yield combined with higher average invested assets. Average annual yield on investments before and after income taxes for the six months ended June 30, 2023 increased compared to the corresponding period in 2022, primarily due to the maturity and replacement of lower yielding investments purchased when market interest rates were lower with higher yielding investments, as a result of increasing overall market interest rates, as well as higher yields on investments based on floating interest rates.

The following tables present the components of net realized investment gains or losses included in net loss:

	Six Months Ended June 30, 2023
	Gains (Losses) Recognized in Net Loss
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(1,346)	$16,940	$15,594
Equity securities (1)(3)	20,066	(9,368)	10,698
Short-term investments (1)	(4)	(8)	(12)
Note receivable (1)	—	125	125
Options sold	3,154	(330)	2,824
Total	$21,870	$7,359	$29,229

	Six Months Ended June 30, 2022
	Gains (Losses) Recognized in Net Loss
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(22,382)	$(246,201)	$(268,583)
Equity securities (1)(3)	6,293	(174,690)	(168,397)
Short-term investments (1)	(1,007)	(1,665)	(2,672)
Options sold	2,698	(70)	2,628
Total	$(14,398)	$(422,626)	$(437,024)
__________
(1)The changes in fair value of the investment portfolio resulted from application of the fair value option.

(2)The increases in fair value of fixed maturity securities for the first half of 2023 primarily resulted from decreases in long-term market interest rates. The decreases in fair value of fixed maturity securities for the first half of 2022 primarily resulted from increases in overall market interest rates.
(3)The primary cause for the decreases in fair value of equity securities for the first half of 2023 and 2022 was the overall decline in equity markets.

Net Income (Loss)

	Six Months Ended June 30,
	2023	2022

	(Amounts in thousands, except per share data)
Net loss	$(86,831)	$(407,599)
Basic average shares outstanding	55,371	55,371
Diluted average shares outstanding	55,371	55,371
Basic Per Share Data:
Net loss	$(1.57)	$(7.36)
Net realized investment gains (losses), net of tax	$0.42	$(6.24)
Diluted Per Share Data:
Net loss	$(1.57)	$(7.36)
Net realized investment gains (losses), net of tax	$0.42	$(6.24)

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations each year since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $547.7 million as well as $125 million of undrawn credit under its unsecured credit facility at June 30, 2023, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the six months ended June 30, 2023 was $105.4 million, a decrease of $89.5 million compared to the corresponding period in 2022. The decrease was primarily due to increases in payments for losses and loss adjustment expenses, partially offset by increases in premium collections and investment income received. The Company utilized the cash provided by operating activities during the six months ended June 30, 2023 primarily for the net purchases of investment securities and payment of dividends to its shareholders.

The following table presents the estimated fair value of fixed maturity securities at June 30, 2023 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$162,588
Due after one year through two years	279,014
Due after two years through three years	198,862
Due after three years through four years	246,761
Due after four years through five years	260,706
Total due within five years	$1,147,931

B. Reinsurance
For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake.
The Company is the assuming reinsurer under a Catastrophe Participation Reinsurance Contract (the "Contract") effective through December 31, 2025. The Company reimburses a group of affiliates of a ceding company for a proportional share of a portfolio of catastrophe losses based on the premiums ceded to the Company under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 73.5%. The total assumed premium under the Contract is $15.0 million for each of the 12 month periods ending December 31, 2023 through 2025 and $10.0 million for the 12 months ended December 31, 2022. The total possible amount of losses for the Company under the Contract is $30.0 million for each of the 12 month periods ending December 31, 2023 through 2025 and $25.0 million for the 12 months ended December 31, 2022. The Company recognized $3.8 million and $2.5 million in earned premiums and $2.7 million and $1.7 million in incurred losses under the Contract for the three months ended June 30, 2023 and 2022, respectively, and $7.5 million and $5.0 million in earned premiums and $5.4 million and $4.1 million in incurred losses for the six months ended June 30, 2023 and 2022, respectively.

The Company is the ceding party to a Catastrophe Reinsurance Treaty (the "Treaty") covering a wide range of perils that is effective through June 30, 2024. For the 12 months ending June 30, 2024 and 2023, the Treaty provides approximately $1,111 million and $936 million of coverage, respectively, on a per occurrence basis after covered catastrophe losses exceed the Company retention limit of $100 million and $60 million, respectively. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies such as homeowners, but does cover losses from fires following an earthquake. The Treaty includes additional restrictions as noted in the tables below.

Coverage on individual catastrophes provided for the 12 months ending June 30, 2024 under the Treaty is presented below in various layers:

	Catastrophe Losses and LAE
	In Excess of	Up to	Percentage of Coverage

	(Amounts in millions)
Retained	$—	$100	—%
Layer of Coverage	100	140	5.0
Layer of Coverage (1) (3)	140	610	100.0
Layer of Coverage (2) (3) (4)	610	1,120	99.8
Layer of Coverage	1,120	1,250	100.0
__________
(1) Approximately 4% of this layer covers California, Arizona and Nevada only.
(2) Approximately 30% of this layer covers California, Arizona and Nevada only.
(3) Layer of Coverage represents multiple actual treaty layers that are grouped for presentation purposes.
(4) Approximately 10% of this layer covers only California wildfires and fires following an earthquake in California, and is not subject to reinstatement.

Coverage on individual catastrophes provided for the 12 months ended June 30, 2023 under the Treaty is presented below in various layers:

	Catastrophe Losses and LAE
	In Excess of	Up to	Percentage of Coverage

	(Amounts in millions)
Retained	$—	$60	—%
Layer of Coverage	60	100	19.5
Layer of Coverage	100	200	98.8
Layer of Coverage (1)	200	530	98.6
Layer of Coverage (2) (3) (4)	530	930	100.0
Layer of Coverage	930	1,035	98.9
__________
(1) Approximately 5% of this layer covers California, Arizona and Nevada only.
(2) Approximately 33% of this layer covers California, Arizona and Nevada only.
(3) Layer of Coverage represents multiple actual treaty layers that are grouped for presentation purposes.
(4) Approximately 6% of this layer covers only California wildfires and fires following an earthquake in California, and is not subject to reinstatement.

The table below presents the combined total reinsurance premiums under the Treaty (annual premiums and reinstatement premiums) for the 12 months ending June 30, 2024 and 2023, respectively:

Treaty	Annual Premium (1)	Reinstatement Premium (2)	Total Combined Premium (2)

	(Amounts in millions)
For the 12 months ending June 30, 2024	$99	$—	$99
For the 12 months ended June 30, 2023	$74	$—	$74
__________
(1) The increase in the annual premium is primarily due to an increase in reinsurance coverage and rates and growth in the covered book of business.
(2) The reinstatement premium and the total combined premium for the treaty period ending June 30, 2024 are projected amounts to be paid based on the assumption that there will be no reinstatements occurring during this treaty period. The reinstatement premium for the treaty period ended June 30, 2023 is zero, as there were no actual reinstatement premiums paid.

The Treaty ending June 30, 2024 and 2023 each provides for one full reinstatement of coverage limits. Reinstatement premiums are based on the amount of reinsurance benefits used by the Company at 100% of the annual premium rate, with the exception of the reinstatement restrictions noted in the tables above, up to the maximum reinstatement premium of approximately $95 million and $72 million if the full amount of benefit is used for the 12 months ending June 30, 2024 and 2023, respectively.

The total amount of reinstatement premiums is recorded as ceded reinstatement premiums written at the time of the catastrophe event based on the total amount of reinsurance benefits expected to be used for the event, and such reinstatement premiums are recognized ratably over the remaining term of the Treaty as ceded reinstatement premiums earned.

The catastrophe events that occurred in 2023 caused approximately $191 million in losses to the Company, resulting primarily from winter storms and rainstorms in California, Texas and Oklahoma. No reinsurance benefits were available under the Treaty for these losses as none of the 2023 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $60 million under the Treaty for the 12 months ending June 30, 2023.

The catastrophe events that occurred in 2022 caused approximately $104 million in losses to the Company as of June 30, 2023, resulting primarily from the deep freeze of Winter Storm Elliott and other extreme weather events in Texas, Oklahoma and Georgia, winter storms in California, and the impact of Hurricane Ian in Florida. No reinsurance benefits were available under the Treaty for these losses as none of the 2022 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $60 million and $40 million under the Treaty for the 12 months ending June 30, 2023 and 2022, respectively.

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
The following table presents the composition of the total investment portfolio of the Company at June 30, 2023:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$161,394	$159,534
Municipal securities	2,760,233	2,715,436
Mortgage-backed securities	174,823	156,650
Corporate securities	632,358	594,761
Collateralized loan obligations	370,478	362,220
Other asset-backed securities	116,956	106,102
	4,216,242	4,094,703
Equity securities:
Common stock	440,936	531,788
Non-redeemable preferred stock	64,860	51,722
Private equity funds measured at net asset value (2)	143,355	86,981
	649,151	670,491
Short-term investments	190,991	189,991
Total investments	$5,056,384	$4,955,185
______________
(1)    Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.
(2)    The fair value is measured using the NAV practical expedient. See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.
At June 30, 2023, 48.9% of the Company’s total investment portfolio at fair value and 59.2% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At June 30, 2023, 71.0% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.

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

The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	June 30, 2023	December 31, 2022

	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	12.1	12.4
including short-term investments	11.6	12.0
Call-adjusted average maturity:
excluding short-term investments	4.1	4.9
including short-term investments	3.9	4.8
Modified duration reflecting anticipated early calls:
excluding short-term investments	3.3	3.6
including short-term investments	3.1	3.5
Short-Term Investments	—	—

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at June 30, 2023, consistent with the average rating at December 31, 2022. The Company's municipal bond holdings, of which 89.2% were tax exempt, represented 59.2% of its fixed maturity securities portfolio at June 30, 2023, at fair value, and are broadly diversified geographically. See Part I-Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and credit quality ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At June 30, 2023, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $10.8 million and $23.3 million, respectively, at fair value, and represented 0.3% and 0.6%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2022, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $6.6 million and $26.5 million, respectively, at fair value, and represented 0.2% and 0.6%, respectively, of total fixed maturity securities.
The overall credit ratings for the Company’s fixed maturity securities portfolio were relatively stable during the six months ended June 30, 2023, with 83.9% of fixed maturity securities at fair value experiencing no change in their overall rating. 13.7% and 2.4% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the six months ended June 30, 2023.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	June 30, 2023
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds and agencies:
Agencies	$42,772	$—	$—	$—	$—	$42,772
Treasuries	116,762	—	—	—	—	116,762
Total	159,534	—	—	—	—	159,534
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	25,278	251,080	62,676	27,628	8,790	375,452
Uninsured	80,585	724,734	1,368,081	145,890	20,694	2,339,984
Total	105,863	975,814	1,430,757	173,518	29,484	2,715,436
	3.9%	35.9%	52.7%	6.4%	1.1%	100.0%
Mortgage-backed securities:
Commercial	15,454	5,223	4,777	—	—	25,454
Agencies	5,015	—	—	—	—	5,015
Non-agencies:
Prime	23,816	92,115	8,632	—	373	124,936
Alt-A	—	446	—	131	668	1,245
Total	44,285	97,784	13,409	131	1,041	156,650
	28.3%	62.3%	8.6%	0.1%	0.7%	100.0%
Corporate securities:
Communications	—	167	—	6,306	—	6,473
Consumer, cyclical	—	1,839	—	39,612	—	41,451
Consumer, non-cyclical	—	—	17,697	8,241	—	25,938
Energy	—	6,727	3,373	32,023	—	42,123
Financial	—	20,219	187,444	56,609	3,580	267,852
Industrial	—	62,106	83,289	46,248	—	191,643
Technology	—	—	—	706	—	706
Utilities	—	—	8,871	9,704	—	18,575
Total	—	91,058	300,674	199,449	3,580	594,761
	—%	15.3%	50.6%	33.5%	0.6%	100.0%
Collateralized loan obligations:
Corporate	61,677	79,917	220,626	—	—	362,220
Total	61,677	79,917	220,626	—	—	362,220
	17.0%	22.1%	60.9%	—%	—%	100.0%

Other asset-backed securities	7,665	—	64,953	33,484	—	106,102
	7.2%	—%	61.2%	31.6%	—%	100.0%
Total	$379,024	$1,244,573	$2,030,419	$406,582	$34,105	$4,094,703
	9.3%	30.4%	49.6%	9.9%	0.8%	100.0%
_____________
(1)Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds and Agencies
At June 30, 2023 and December 31, 2022, the Company had $159.5 million and $158.6 million, respectively, in U.S. government bonds and agencies, which represented 3.9% of its fixed maturity securities portfolio, at fair value, at each of those dates. At June 30, 2023, Moody's and Fitch ratings for U.S. government-issued debt were Aaa and AAA, respectively, although a significant increase in government deficits and debt could lead to a downgrade. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds and agencies portfolio reflecting anticipated early calls was 1.3 years and 1.4 years at June 30, 2023 and December 31, 2022, respectively.

Municipal Securities

The Company had $2.72 billion and $2.74 billion, or 66.3% and 67.0% of its fixed maturity securities portfolio, at fair value, in municipal securities, $375.5 million and $395.2 million of which were insured, at June 30, 2023 and December 31, 2022, respectively. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute securities ratings and the underlying credit ratings as of June 30, 2023 and December 31, 2022.
At June 30, 2023 and December 31, 2022, 68.5% and 65.5%, respectively, of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement and ratings reflecting the credit of the underlying issuers. At June 30, 2023 and December 31, 2022, the average rating of the Company’s insured municipal securities was A+ , which corresponded to the average rating of the investment grade bond insurers. The remaining 31.5% and 34.5% of insured municipal securities at June 30, 2023 and December 31, 2022, respectively, were non-rated or below investment grade, and were insured by bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 3.1 years and 3.6 years at June 30, 2023 and December 31, 2022, respectively.
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

Mortgage-Backed Securities

At June 30, 2023 and December 31, 2022, substantially all of the mortgage-backed securities portfolio of $156.7 million and $166.3 million, or 3.8% and 4.1%, respectively, of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to “prime” residential and commercial real estate borrowers. The Company had holdings of $25.5 million and $27.3 million at fair value ($26.4 million and $28.4 million at amortized cost) in commercial mortgage-backed securities at June 30, 2023 and December 31, 2022, respectively.
The weighted-average rating of the entire mortgage-backed securities portfolio was AA at each of June 30, 2023 and December 31, 2022. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 10.4 years and 7.3 years at June 30, 2023 and December 31, 2022, respectively.

Corporate Securities

Corporate securities included in fixed maturity securities were as follows:

	June 30, 2023	December 31, 2022

	(Dollars in thousands)
Corporate securities at fair value	$594,761	$569,553
Percentage of total fixed maturity securities portfolio	14.5%	13.9%
Modified duration	2.7 years	3.1 years
Weighted-average rating	A	A-

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities were as follows:

	June 30, 2023	December 31, 2022

	(Dollars in thousands)
Collateralized loan obligations at fair value	$362,220	$320,252
Percentage of total fixed maturity securities portfolio	8.8%	7.8%
Modified duration	4.0 years	4.6 years
Weighted-average rating	AA-	A+

Other Asset-Backed Securities

Other asset-backed securities included in fixed maturity securities were as follows:

	June 30, 2023	December 31, 2022

	(Dollars in thousands)
Other asset-backed securities at fair value	$106,102	$136,456
Percentage of total fixed maturity securities portfolio	2.6%	3.3%
Modified duration	2.6 years	3.1 years
Weighted-average rating	A	A+

Equity Securities

Equity holdings of $670.5 million and $699.6 million at fair value, as of June 30, 2023 and December 31, 2022, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The Company had a net loss of $9.4 million and $174.7 million due to changes in fair value of the Company’s equity securities portfolio for the six months ended June 30, 2023 and 2022, respectively. The primary cause for the decreases in fair value of the Company’s equity securities portfolio for the six months ended June 30, 2023 and 2022 was the overall decline in equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At June 30, 2023, 13.5% of the total investment portfolio at fair value was held in equity securities, compared to 14.2% at December 31, 2022 .
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

On March 31, 2021, the Company entered into an unsecured $75 million five-year revolving credit facility. On November 18, 2022, the Company entered into the First Amendment to this credit facility. The First Amendment extended the maturity date of the loan to November 16, 2026 from March 31, 2026 with possible further extension if certain conditions are met, increased the aggregate commitments by all the lenders to $200 million from $75 million, and replaced the LIBOR with the Term SOFR. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from Term SOFR plus 112.5 basis points when the ratio is under 20% to Term SOFR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 24.3% at June 30, 2023, resulting in a 15.0 basis point commitment fee on the $125 million undrawn portion of the credit facility. As of July 27, 2023, a total of $75 million was drawn under this facility on a three-month revolving basis at an annual interest rate of approximately 6.58%. The Company contributed $50 million of the total amount drawn to the surplus of one of its consolidated insurance subsidiaries in the first quarter of 2023, and used the remainder for general corporate purposes.

The Company was in compliance with all of the financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at June 30, 2023.

For additional information on debt, see Note 11. Notes Payable of the Notes to Consolidated Financial Statements.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.44 billion at June 30, 2023, and net premiums written of $4.08 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.83 to 1 at June 30, 2023.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of June 30, 2023, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2022.

The following table presents fixed maturity municipal securities by state in descending order of holdings at fair value at June 30, 2023:

States	Fair Value	Average Rating
	(Amounts in thousands)
Florida	$318,735	A
Texas	237,243	AA-
New York	171,623	AA-
Illinois	170,038	A+
California	168,645	A+
Other states	1,649,152	A+
Total	$2,715,436

At June 30, 2023, the fixed maturity municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Florida and Texas. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.

Taxable fixed maturity securities represented 40.8% of the Company’s total fixed maturity securities portfolio at fair value at June 30, 2023. 9.5% of the Company’s taxable fixed maturity securities at fair value were comprised of U.S. government bonds and agencies, which were rated AAA at June 30, 2023. 0.2% of the Company’s taxable fixed maturity securities at fair value, representing 0.1% of its total fixed maturity securities portfolio at fair value, were rated below investment grade at June 30, 2023. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in equity markets.

At June 30, 2023, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $531.8 million in common stocks, $51.7 million in non-redeemable preferred stocks, and $87.0 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 10.7% of total investments at fair value at June 30, 2023. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

	(Amounts in thousands, except average Beta)
Average Beta	0.81	0.84
Hypothetical reduction of 25% in the overall value of the stock market	$107,288	$116,518
Hypothetical reduction of 50% in the overall value of the stock market	$214,577	$233,036

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
The fixed maturity securities portfolio, which represented 82.6% of total investments at June 30, 2023 at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 3.1 years and 3.5 years at June 30, 2023 and December 31, 2022, respectively.

If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at June 30, 2023 would decrease by $133.8 million and $267.6 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company's fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MERCURY GENERAL CORPORATION

Date: August 1, 2023	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: August 1, 2023	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer