Form 10-K
period 2023-12-31
MERCURY GENERAL CORP
filed 2024-02-13
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2023
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

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2023 was $803,841,584 (which represents 26,555,718 shares of common equity held by non-affiliates multiplied by $30.27, the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).

At February 8, 2024, the registrant had issued and outstanding an aggregate of 55,371,127 shares of its Common Stock.
____________________________

Documents Incorporated by Reference
Certain information from the registrant’s definitive proxy statement for the 2024 Annual Meeting of Shareholders is incorporated herein by reference into Part III hereof.

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

The direct premiums written for the years ended December 31, 2023, 2022 and 2021 by state and line of insurance business were:

Year Ended December 31, 2023
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$2,317,678	$813,056	$246,253	$235,735	$3,612,722	79.3%
Texas	123,390	147,854	53,430	5,592	330,266	7.2%
Other states (1)	400,714	158,094	46,538	10,154	615,500	13.5%
Total	$2,841,782	$1,119,004	$346,221	$251,481	$4,558,488	100.0%
	62.4%	24.5%	7.6%	5.5%	100.0%

Year Ended December 31, 2022
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$2,142,265	$716,651	$193,809	$216,022	$3,268,747	80.8%
Texas	97,620	105,269	43,641	6,174	252,704	6.2%
Other states (1)	358,973	118,419	39,312	10,375	527,079	13.0%
Total	$2,598,858	$940,339	$276,762	$232,571	$4,048,530	100.0%
	64.3%	23.2%	6.8%	5.7%	100.0%

Year Ended December 31, 2021
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$2,286,017	$642,291	$181,957	$188,446	$3,298,711	84.4%
Other states (1)	354,730	159,197	77,916	16,975	608,818	15.6%
Total	$2,640,747	$801,488	$259,873	$205,421	$3,907,529	100.0%
	67.6%	20.5%	6.6%	5.3%	100.0%
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

The Company offers the following types of homeowners coverage: dwelling, liability, personal property, and other coverages.

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
(2) The Company has a per-risk reinsurance treaty covering losses of $10 million in excess of $5 million, and facultative reinsurance coverage for losses above $15 million.
(3) The majority of the Company’s homeowners policies have liability coverage limits of $300,000 or less, a replacement value of $500,000 or less, and a total insured value of $1,000,000 or less.
(4) The majority of the Company’s umbrella policies have coverage limits of $1,000,000. The commercial umbrella liability is 100% reinsured.

The principal executive offices of Mercury General are located in Los Angeles, California. The home office of the Insurance Companies and the information technology center are located in Brea, California. The Company also owns an office building in Folsom, California, which is used to support California operations, and another in Oklahoma City, Oklahoma, which supports the Company's operations outside of California and houses several third party tenants. The Company maintains branch offices in a number of locations in California; Clearwater, Florida; Kennesaw, Georgia; Lake Forest, Illinois; Las Vegas, Nevada; Bridgewater, New Jersey; Melville, New York; Independence, Ohio; Oklahoma City, Oklahoma; Austin, Texas; and Shanghai, China.

Human Capital

The Company had approximately 4,100 employees at December 31, 2023. The Company's employees are critical to its continued success, and it focuses significant attention on attracting and retaining talented and motivated individuals. The Company pays its employees fairly and competitively and offers a wide range of benefits regardless of gender, race, religion, or ethnicity. The Company benchmarks and sets pay ranges based on market data and considering such factors as employees' roles, experiences and performance, and the location of their job. Individual goals are set annually for each employee, and attainment of those goals is an element of the employee’s performance assessment. The Company regularly reviews its compensation practices, both in terms of its overall workforce and individual employees, to ensure its pay is fair and equitable. In addition, the Company reviews its staffing levels periodically to ensure they are aligned with its business needs.

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

The Company sponsors a wellness program designed to enhance physical, financial and mental well-being for all of its employees, and encourages healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives. The vast majority of the Company's employees currently work from home as a result of the "Mercury's My Workplace" policy that allows most of its employees to work from anywhere in the U.S..

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

Mercury General conducts its business through the following subsidiaries:

Insurance Companies	Formed or Acquired	A.M. Best Rating	Primary States
Mercury Casualty Company ("MCC")(1)	1961	A	CA, AZ, NV, NY, VA
Mercury Insurance Company ("MIC")(1)	1972	A	CA
California Automobile Insurance Company ("CAIC")(1)	1975	A	CA
California General Underwriters Insurance Company, Inc. ("CGU")(1)	1985	A	CA
Mercury Insurance Company of Illinois	1989	A	IL, NJ
Mercury Insurance Company of Georgia	1989	A	GA
Mercury Indemnity Company of Georgia	1991	A	GA
American Mercury Insurance Company	1996	A	OK, CA, TX, VA
American Mercury Lloyds Insurance Company ("AML")	1996	A	TX
Mercury County Mutual Insurance Company	2000	A	TX
Mercury Indemnity Company of America	2001	A	FL, NJ
Orion Indemnity Company ("OIC")(1)	2015	A	CA

Non-Insurance Companies	Formed or Acquired	Purpose
Mercury Select Management Company, Inc.	1997	AML’s attorney-in-fact
Mercury Insurance Services LLC	2000	Management services to subsidiaries
AIS Management LLC	2009	Parent company of AIS and PoliSeek
Auto Insurance Specialists LLC ("AIS")	2009	Insurance agency
PoliSeek AIS Insurance Solutions, Inc. ("PoliSeek")	2009	Insurance agency
Animas Funding LLC ("AFL")	2013	Special purpose investment vehicle
Fannette Funding LLC ("FFL")	2014	Special purpose investment vehicle
Mercury Plus Insurance Services LLC	2018	Insurance agency
Mercury Information Technology Services LLC	2023	Parent company of Mercury Shanghai
Mercury (Shanghai) Information Technology Services Co., Ltd. ("Mercury Shanghai")	2024	Software development and related technical services to other subsidiaries
_____________
(1)The term "California Companies" refers to MCC, MIC, CAIC, CGU, and OIC.

Production and Servicing of Business
The Company sells its policies through a network of approximately 6,390 independent agents, its 100% owned insurance agencies, AIS and PoliSeek, and directly through internet sales portals. Approximately 1,630, 1,030, and 1,110 of the independent agents are located in California, Florida, and Texas, respectively. The independent agents and agencies are independent contractors selected and contracted by the Company and generally also represent competing insurance companies. Certain of these independent agencies are under the common ownership of a parent company; however, they each operate autonomously with their own contractual agreements with the Company and hence are accounted for as separate independent agencies. Excluding AIS and PoliSeek, independent agents and agencies collectively accounted for approximately 89% of the Company's direct premiums written in 2023 and no single independent agent or agency accounted for more than 1.9% of the Company’s direct premiums written during any of the last three years. AIS and PoliSeek represented the Company as independent agencies prior to their acquisition in 2009, and continue to act as independent agencies selling policies for a number of other insurance companies. Policies sold directly through the internet sales portals are assigned to and serviced by the Company's agents and agencies, including AIS and PoliSeek.

The Company believes that it compensates its agents above the industry average. Net commissions incurred in 2023 were approximately 15% of net premiums written.

The Company’s advertising budget is allocated among television, radio, newspaper, internet, and direct mailing media with the intent to provide the best coverage available within targeted media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to generate leads and create brand awareness. In 2023, the Company incurred approximately $9 million in net advertising expense.

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

In California, "good drivers," as defined by the California Insurance Code, accounted for approximately 87% of the Company's California voluntary private passenger automobile policies-in-force at December 31, 2023, while higher risk categories accounted for approximately 13%. The Company's private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averaged approximately 95%, 96%, and 97% in 2023, 2022, and 2021, respectively.

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

The following table provides a reconciliation of beginning and ending estimated reserve balances for the years indicated:

RECONCILIATION OF NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Gross reserves at January 1(1)	$2,584,910	$2,226,430	$1,991,304
Reinsurance recoverables on unpaid losses	(25,323)	(41,379)	(54,461)
Net reserves at January 1(1)	2,559,587	2,185,051	1,936,843
Incurred losses and loss adjustment expenses related to:
Current year	3,553,801	3,314,938	2,786,246
Prior years	(35,948)	47,281	(26,091)
Total incurred losses and loss adjustment expenses	3,517,853	3,362,219	2,760,155
Loss and loss adjustment expense payments related to:
Current year	2,080,690	1,862,006	1,601,998
Prior years	1,243,196	1,125,677	909,949
Total payments	3,323,886	2,987,683	2,511,947
Net reserves at December 31(1)	2,753,554	2,559,587	2,185,051
Reinsurance recoverables on unpaid losses	32,148	25,323	41,379
Gross reserves at December 31(1)	$2,785,702	$2,584,910	$2,226,430
_____________
(1)Under statutory accounting principles ("SAP"), reserves are stated net of reinsurance recoverables on unpaid losses whereas under U.S. generally accepted accounting principles ("GAAP"), reserves are stated gross of reinsurance recoverables on unpaid losses.

Inflationary trends accelerated to their highest level in decades in 2022, which had a significant impact on the cost of automobile parts and labor as well as medical expenses for bodily injuries, and supply chain and labor shortage issues lengthened the time to repair vehicles. Bodily injury costs were also under pressure from social inflation. The severe inflationary trend continued into 2023, but began moderating as the year progressed.

The decrease in the provision for insured events of prior years in 2023 of approximately $35.9 million primarily resulted from lower than estimated losses and loss adjustment expenses in the private passenger automobile and homeowners lines of insurance business, partially offset by unfavorable reserve development in the commercial property line of insurance business. The moderating inflationary trend in 2023 relative to 2022 discussed above was a major contributor to the favorable reserve development in the private passenger automobile line of insurance business for 2023.

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

The Company recorded catastrophe losses net of reinsurance of approximately $239 million, $102 million, and $104 million in 2023, 2022, and 2021, respectively. Catastrophe losses due to events that occurred in 2023 totaled approximately $247 million, with no reinsurance benefits used for these losses, resulting primarily from rainstorms and hail in Texas and Oklahoma, winter storms and rainstorms in California, and the impact of Tropical Storm Hilary in California. In addition, the Company experienced favorable development of approximately $8 million on prior years' catastrophe losses in 2023. Catastrophe losses due to the events that occurred in 2022 totaled approximately $101 million, with no reinsurance benefits used for these losses, resulting primarily from the deep freeze of Winter Storm Elliott and other extreme weather events in Texas, Oklahoma and Georgia, winter storms in California, and the impact of Hurricane Ian in Florida. In addition, the Company experienced unfavorable development of approximately $1 million on prior years' catastrophe losses in 2022.

Catastrophe losses due to the events that occurred in 2021 totaled approximately $109 million, with no reinsurance benefits used for these losses, resulting primarily from the deep freeze of Winter Storm Uri and other extreme weather events in Texas and Oklahoma, rainstorms, wildfires and winter storms in California, and the impact of Hurricane Ida in New Jersey and New York. In addition, the Company experienced favorable development of approximately $5 million on prior years' catastrophe losses in 2021.

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

The following table presents, on a statutory basis, the Insurance Companies’ loss, expense and combined ratios, and the private passenger automobile industry combined ratio. The Insurance Companies’ ratios (Company-wide) include lines of insurance business other than private passenger automobile that accounted for approximately 37.6% of direct premiums written in 2023; hence, the Company believes its combined ratio (for private passenger automobile only) is more comparable to the industry ratios.

	Year Ended December 31,
	2023	2022	2021	2020	2019
Loss ratio (Company-wide)	82.3%	85.1%	73.8%	67.4%	75.2%
Expense ratio (Company-wide)	23.5%	24.4%	24.9%	26.2%	24.5%
Combined ratio (Company-wide)	105.8%	109.5%	98.7%	93.6%	99.7%
Combined ratio (Company's private passenger automobile only)	103.0%	110.3%	96.0%	88.3%	98.2%
Industry combined ratio (all writers)(1)	N/A	111.7%	100.7%	90.5%	98.1%
Industry combined ratio (excluding direct writers)(1)	N/A	104.6%	99.4%	91.4%	97.3%
____________
(1)Source: A.M. Best, Aggregates & Averages (2019 through 2022), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).

Premiums to Surplus Ratio
The following table presents the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Guidelines established by the National Association of Insurance Commissioners (the "NAIC") indicate that this ratio should be no greater than 3 to 1.

	Year Ended December 31,
	2023	2022	2021	2020	2019
	(Amounts in thousands, except ratios)
Net premiums written	$4,464,199	$3,978,017	$3,855,369	$3,611,543	$3,731,723
Policyholders’ surplus	$1,667,187	$1,502,424	$1,827,210	$1,768,103	$1,539,998
Ratio	2.7 to 1	2.7 to 1	2.1 to 1	2.0 to 1	2.4 to 1

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

Tax considerations are important in portfolio management. The Company closely monitors the timing and recognition of capital gains and losses to maximize the realization of any deferred tax assets arising from capital losses. The Company had no capital loss carryforward at December 31, 2023.

Investment Portfolio
The following table presents the composition of the Company’s total investment portfolio:

	December 31,
	2023		2022		2021
	Cost(1)	Fair Value	Cost(1)	Fair Value	Cost(1)	Fair Value
			(Amounts in thousands)
Taxable bonds	$2,102,740	$2,031,594	$1,758,853	$1,649,078	$1,640,945	$1,632,358
Tax-exempt state and municipal bonds	2,292,243	2,287,742	2,467,937	2,439,233	2,268,835	2,399,165
Total fixed maturities	4,394,983	4,319,336	4,226,790	4,088,311	3,909,780	4,031,523
Equity securities	654,939	730,693	668,843	699,552	754,536	970,939
Short-term investments	179,375	178,491	123,928	122,937	141,206	140,127
Total investments	$5,229,297	$5,228,520	$5,019,561	$4,910,800	$4,805,522	$5,142,589
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

Investment Results
The following table presents the investment results of the Company for the most recent five years:

	Year Ended December 31,
	2023	2022	2021	2020	2019
		(Dollars in thousands)
Average invested assets at cost(1) (2)	$5,096,428	$4,902,755	$4,681,462	$4,291,888	$4,008,601
Net investment income(3)
Before income taxes	$234,630	$168,356	$129,727	$134,858	$141,263
After income taxes	$200,209	$146,204	$115,216	$120,043	$125,637
Average annual yield on investments(3)
Before income taxes	4.6%	3.4%	2.8%	3.1%	3.5%
After income taxes	3.9%	3.0%	2.5%	2.8%	3.1%
Net realized investment gains (losses) after income taxes	$79,801	$(385,583)	$88,210	$67,727	$176,006
 __________
(1)Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2)At December 31, 2023, fixed maturity securities with call features totaled $3.2 billion at fair value and $3.3 billion at amortized cost.
(3)Net investment income before and after income taxes for 2023 increased compared to 2022, primarily due to higher average yield combined with higher average invested assets. Average annual yield on investments before and after income taxes for 2023 increased compared to 2022, primarily due to the maturity and replacement of lower yielding investments purchased when market interest rates were lower with higher yielding investments, as a result of increasing overall market interest rates, as well as higher yields on investments based on floating interest rates.

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

Reputation for customer service and price are the principal means by which the Company competes with other insurers. In addition, the marketing efforts of independent agents can provide a competitive advantage. Based on the most recent regularly published statistical compilations of premiums written in 2022, the Company was the seventh largest writer of private passenger automobile insurance in California and the sixteenth largest in the United States.

The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company has historically seen premium growth during hard market conditions. The Company believes that the automobile insurance market in most states was hard during 2023 as insurance carriers increased rates reflecting high inflation and loss severity and tightened their underwriting. In addition, in California, several insurance carriers stopped writing new business policies.

Reinsurance

For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake. For more detailed discussion, see "Regulation—Insurance Assessments" below.

The Company is the assuming reinsurer under a Catastrophe Portfolio Participation Reinsurance Contract ("Contract") effective through December 31, 2025. The Company reimburses a group of affiliates of a ceding company for a proportional share of a portfolio of catastrophe losses based on the premiums ceded to the Company under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 73.5%. The total assumed premium under the Contract is $15.0 million for each of the 12 month periods ending December 31, 2023 through 2025 and $10.0 million for the 12 months ended December 31, 2022. The total possible amount of losses for the Company under the Contract is $30.0 million for each of the 12 month periods ending December 31, 2023 through 2025 and $25.0 million for the 12 months ended December 31, 2022. The Company recognized $15.0 million and $10.0 million in earned premiums and $9.6 million and $8.4 million in incurred losses under the Contract for the 12 months ended December 31, 2023 and 2022, respectively.

The Company is the ceding party to a Catastrophe Reinsurance Treaty ("Treaty") covering a wide range of perils that is effective through June 30, 2024. For the 12 months ending June 30, 2024 and 2023, the Treaty provides $1,111 million and $936 million of coverage, respectively, on a per occurrence basis after covered catastrophe losses exceed the Company retention limit of $100 million and $60 million, respectively. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies such as homeowners, but does cover losses from fires following an earthquake. The Treaty includes additional restrictions as noted in the tables below.

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

The catastrophe events that occurred in 2023 caused approximately $247 million in losses to the Company, resulting primarily from rainstorms and hail in Texas and Oklahoma, winter storms and rainstorms in California, and the impact of Tropical Storm Hilary in California. No reinsurance benefits were available under the Treaty for these losses as none of the 2023 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $100 million and $60 million under the Treaty for the 12 months ending June 30, 2024 and 2023, respectively.

The catastrophe events that occurred in 2022 caused approximately $105 million in losses to the Company as of December 31, 2023, resulting primarily from the deep freeze of Winter Storm Elliott and other extreme weather events in Texas, Oklahoma and Georgia, winter storms in California, and the impact of Hurricane Ian in Florida. No reinsurance benefits were available under the Treaty for these losses as none of the 2022 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $60 million and $40 million under the Treaty for the 12 months ending June 30, 2023 and 2022, respectively.

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

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company made direct financial contributions of approximately $24,000 and $83,000 to officeholders and candidates in 2023 and 2022, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The risk-based capital ("RBC") formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2023, 2022 and 2021, each of the Insurance Companies exceeded the minimum required RBC level. For more detailed information, see "Liquidity and Capital Resources—F. Regulatory Capital Requirements" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Own Risk and Solvency Assessment

Insurance companies are required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its most recent ORSA Summary Report with the California DOI in November 2023. Compliance with the ORSA requirements did not have a material impact on the Company's consolidated financial statements.

Insurance Assessments

The California Insurance Guarantee Association ("CIGA") was created to pay claims on behalf of insolvent property and casualty insurers. Each year, these claims are estimated by CIGA and the Company is assessed for its pro-rata share based on prior year California premiums written in the particular line. These assessments are currently limited to 2% of premiums written in the preceding year and are recouped through a mandated surcharge to policyholders in the year after the assessment. There were no material CIGA assessments in 2023.

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowner policy directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other revenue in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 30, 2023, the most recent date at which information was available, was $85.6 million. There was no assessment made in 2023.

The Insurance Companies in other states are also subject to the provisions of similar insurance guaranty associations. There were no material assessments or payments during 2023 in other states.

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

California-domiciled insurance companies are also required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2023, the Insurance Companies are permitted to pay in 2024, without obtaining DOI approval for extraordinary dividends, $163 million in dividends to Mercury General, of which $140 million may be paid by the California Companies.

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

Information about the Company's Executive Officers
The following table presents certain information concerning the executive officers of the Company as of February 8, 2024:

Name	Age	Position
George Joseph	102	Chairman of the Board
Gabriel Tirador	59	Chief Executive Officer
Victor G. Joseph	37	President and Chief Operating Officer
Theodore R. Stalick	60	Senior Vice President and Chief Financial Officer
Kelly Butler	41	Vice President and Chief Underwriting Officer
Katie Gibbs	34	Vice President and Chief Experience Officer
Christopher Graves	58	Vice President and Chief Investment Officer
Brandt N. Minnich	57	Vice President and Chief Sales Development Officer
Wilson Pang	47	Vice President and Chief Technology Officer
Randall R. Petro	60	Vice President and Chief Claims Officer
Mark Ribisi	61	President and Chief Executive Officer of AIS Management LLC
Jeffrey M. Schroeder	47	Vice President and Chief Product Officer
Heidi C. Sullivan	55	Vice President and Chief Human Capital Officer
Erik Thompson	55	Vice President and Chief Marketing Officer
Charles Toney	62	Vice President and Chief Actuary
Judy A. Walters	77	Vice President, Corporate Affairs and Secretary
Simon Zhang	47	Vice President and Chief Data & Analytics Officer

Mr. George Joseph, Chairman of the Board of Directors, has served in this capacity since 1961. He held the position of Chief Executive Officer of the Company for 45 years from 1961 through 2006. Mr. Joseph has more than 60 years’ experience in the property and casualty insurance business.

Mr. Tirador, Chief Executive Officer, served as the Company’s assistant controller from 1994 to 1996. In 1997 and 1998, he served as the Vice President and Controller of the Automobile Club of Southern California. He rejoined the Company in 1998 as Vice President and Chief Financial Officer. He was appointed President and Chief Operating Officer in October 2001 and Chief Executive Officer in 2007. Mr. Tirador has over 30 years' experience in the property and casualty insurance industry and is an inactive Certified Public Accountant.

Mr. Victor Joseph, President and Chief Operating Officer, has been employed by the Company in various capacities since 2009, and was appointed Vice President and Chief Underwriting Officer in July 2017, Executive Vice President and Chief Operating Officer in January 2022, and President and Chief Operating Officer in January 2024. Mr. Victor Joseph is Mr. George Joseph’s son.

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

Mr. Pang, Vice President and Chief Technology Officer, joined the Company in 2023. Prior to joining the Company, he served as Chief Technology Officer for Appen from 2018 to 2023 and Chief Data Officer for Ctrip from 2017 to 2018. Prior to 2017, he held various leadership positions at eBay and IBM.

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

Mr. Zhang, Vice President and Chief Data & Analytics Officer, joined the Company in 2023. Prior to joining the Company, he co-founded a data analytics company, GrowingIO and worked there for 8 years. He served as Senior Director of Business Analytics for LinkedIn from 2010 to 2015. Mr. Zhang has over 20 years of experience in the data analytics and data science fields.

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
For the year ended December 31, 2023, the Company generated approximately 80% of its direct automobile insurance premiums written in California. The Company’s financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in the states in which the Company operates and changes in any of these conditions could negatively impact the Company’s results of operations.

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

The Company’s ability to retain its existing business or to attract new business in its Insurance Companies is affected by its rating by A.M. Best. A.M. Best currently rates all of the Insurance Companies with sufficient operating history as A (Excellent). On February 17, 2023, A.M. Best affirmed the Financial Strength Rating ("FSR") of A (Excellent) with Stable outlook for the Company's A rated entities and upgraded the FSR from A- (Excellent) to A (Excellent) with Stable outlook for the Company's A- rated entities. The Company believes that if it is unable to maintain its A.M. Best ratings within the A ratings range, it may face greater challenges to grow its premium volume sufficiently to attain its financial performance goals, which may adversely affect the Company’s business, financial condition, and results of operations.

The Company may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

The Company’s future capital requirements, including to fund future growth opportunities, depend on many factors, including its ability to underwrite new business successfully, its ability to establish premium rates and reserves at levels sufficient to cover losses, the success of its expansion plans, the performance of its investment portfolio and its ability to obtain financing. The Company may seek to obtain financing through equity or debt issuances, or sales of all or a portion of its investment portfolio or other assets. The Company’s ability to obtain financing also depends on economic conditions affecting financial markets and financial strength and claims-paying ability ratings, which are assigned based upon an evaluation of the Company’s ability to meet its financial obligations. The Company’s current financial strength rating with Fitch and Moody's is A- and A2, respectively. If the Company were to seek financing through the capital markets in the future, there can be no assurance that the Company would obtain favorable ratings from rating agencies. Any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. In the case of equity financing, the Company’s shareholders could experience dilution. In addition, such securities may have rights, preferences, and privileges that are senior to those of the Company’s current shareholders. If the Company cannot obtain adequate capital on favorable terms or at all, its business, financial condition, and results of operations could be adversely affected.

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
At December 31, 2023, approximately 44% of the Company’s total investment portfolio at fair value and approximately 53% of its total fixed maturity securities at fair value were invested in tax-exempt municipal bonds. With such a large percentage of the Company’s investment portfolio invested in municipal bonds, the performance of the Company’s investment portfolio, including the cash flows generated by the investment portfolio, is significantly dependent on the performance of municipal bonds. If the value of municipal bond markets in general or any of the Company’s municipal bond holdings deteriorates, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

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
The Company sells its insurance policies primarily through a network of approximately 6,390 independent agents. The Company must compete with other insurance carriers for these agents’ business. Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions, or more attractive non-cash incentives. To maintain its relationship with these independent agents, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of customer satisfaction. If these independent agents find it preferable to do business with the Company’s competitors, it would be difficult to renew the Company’s existing business or attract new business. State regulations may also limit the manner in which the Company’s producers are compensated or incentivized. Such developments could negatively impact the Company’s relationship with these parties and ultimately reduce revenues.

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
At December 31, 2023, the Company’s consolidated balance sheets reflected approximately $43 million of goodwill and $8 million of other intangible assets. The Company evaluates whether events or circumstances have occurred that suggest that the fair values of its goodwill and other intangible assets are below their respective carrying values. The determination that the fair values of the Company’s goodwill and other intangible assets are less than their carrying values may result in an impairment write-down. An impairment write-down would be reflected as expense and could have a material adverse effect on the Company’s results of operations during the period in which it recognizes the expense. In the future, the Company may incur impairment charges related to goodwill and other intangible assets already recorded or arising out of future acquisitions.

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
Approximately 62% of the Company’s direct premiums written for the year ended December 31, 2023 were generated from private passenger automobile insurance policies. Adverse developments in the market for personal automobile insurance or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the Company’s results of operations to suffer. The property-casualty insurance industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, wild fires, sinkholes, earthquakes and, to a lesser degree, explosions, terrorist attacks, and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, new and used car valuations, medical costs, and changes in non-economic costs due to changes in the legal and regulatory environments. In addition, the advent of driverless cars and usage-based insurance could materially alter the way that automobile insurance is marketed, priced, and underwritten.

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

Risks Related to Technology and Cybersecurity

The Company relies on its information technology systems, and those of its service providers, to manage many aspects of its business, and any failure of these systems to function properly or any interruption in their operation could result in a material adverse effect on the Company’s business, financial condition, and results of operations.
The Company depends on the accuracy, reliability, and proper functioning of its information technology systems, networks and online sites, including systems maintained by third-party vendors with which we do business (collectively, “IT Systems”). The Company relies on these IT Systems to effectively manage many aspects of its business, including underwriting, policy acquisition, claims processing and handling, accounting, reserving and actuarial processes and policies, and to maintain its policyholder data. We and our providers face various and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and data, including personal information, that we process. These risks include the risk of a cyber incident, which has generally increased as the number, intensity and sophistication of attempted attacks by threat actors have increased globally, especially given the use of more advanced hacking tools and techniques and the use of artificial intelligence, including by computer hackers, state-sponsored actors, information service interruptions and cyber terrorists, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware. Techniques used in cyber incidents evolve frequently, may originate from less regulated and remote areas of the world and be difficult to detect and may not be recognized until launched against a target. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, making it impossible for us to entirely eliminate this risk.
Like many companies, we have been, and expect to continue to be, the target of cyber incidents. While these incidents have not had a material impact to date, as our reliance on technology increases, so do the risks of a security incident. For example, unauthorized parties, whether within or outside the Company, may disrupt or gain access to our IT Systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious codes, and similar means of unauthorized and destructive tampering. Though we have adopted cybersecurity measures, such measures cannot provide absolute security, and there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully complied with or effective in protecting our systems and information.

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

An actual or perceived IT System failure, accident, or security breach could result in a material disruption to the Company’s business and result in the theft, misuse, loss, corruption or improper use or disclosure of data, including personal information or confidential business information. In addition, substantial costs may be incurred to remedy the damages caused by these disruptions. Following implementation of IT Systems, the Company may from time to time install new or upgraded business management systems. To the extent that a critical system fails or is not properly implemented and the failure cannot be corrected in a timely manner, the Company may experience disruptions to the business that could have a material adverse effect on the Company’s results of operations. This could result in government investigations, lawsuits (including class actions), enforcement actions and other legal and financial liability, and/or loss of confidence in the availability and security of our products and services, all of which could seriously harm our reputation and brand and impair our ability to attract and retain clients. Cyberattacks could also compromise our own trade secrets and other sensitive information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business. Although the Company seeks to mitigate the impact and severity of potential cyber threats through cyber insurance coverage, not every risk or liability can be insured, and for risks that are insurable, the policy limits and terms of coverage reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. In addition, disputes with insurance carriers, including over policy terms, reservation of rights, applicability of coverage (including exclusions), compliance with provisions (including notice) and/or insolvency of insurance carriers, may significantly affect the amount or timing of recovery.

Cybersecurity risks and the failure to maintain the confidentiality, integrity, and availability of internal or policyholder systems and data could result in damages to the Company’s reputation and/or subject it to expenses, fines or lawsuits.

The Company collects and retains large volumes of internal and policyholder data, including personally identifiable information, for business purposes including underwriting, claims and billing purposes, and relies upon the various information technology systems that enter, process, summarize and report such data. The Company also maintains personally identifiable information about its employees. The confidentiality and protection of the Company’s policyholder, employee and Company data are critical to the Company’s business. The Company’s policyholders and employees have a high expectation that the Company will adequately protect their personal information. As such, we are subject to various federal, state and local laws, regulations and industry standards. The regulatory environment, as well as the requirements imposed by the payment card industry and insurance regulators, governing information, security and privacy laws is increasingly demanding and continues to evolve, resulting in a patchwork of legislation that can be subject to differing interpretation. Maintaining compliance with applicable information security and privacy regulations may increase the Company’s operating costs and adversely impact its ability to market products and services to its policyholders. Any failure or perceived failure by us to comply with laws, regulations, policies or regulatory guidance relating to privacy or data security may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our customers and consumers to lose trust in us, which could have an adverse effect on our reputation and business.

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

The U.S. economy experienced elevated levels of inflation in 2022. Although the inflation moderated in 2023, it has created a heightened level of risk for the Company, the insurance industry and the U.S. economy generally throughout 2022 and much of 2023. Rising inflation may impact the reliability of the Company's loss reserve estimates and its ability to accurately price insurance products, and may create additional volatility in the fair value of its investments. Additionally, regulatory agencies, such as various state Departments of Insurance, the U.S. government and Federal Reserve may be slow to approve rate changes or adopt measures to attempt to control inflation during the highly inflationary periods, which could adversely affect the Company's ability to generate profits and cash flow. Continuing significant inflation could have a prolonged effect on the U.S. economy and could in turn increase the Company's operating and loss costs due to higher labor and materials costs, and may negatively affect its business, financial condition and results of operations.

The Company's business, financial condition and results of operations could be adversely affected by geopolitical conflicts and related disruptions in the global economy.

The escalation of geopolitical conflicts and tensions in various parts of the world, including increased trade barriers or restrictions on global trade, could result in, among other things, heightened cybersecurity threats, prolonged supply chain disruptions, protracted or increased inflation, lower consumer demand, fluctuations in interest rates, and increased volatility in financial markets, which could adversely affect the Company's business, financial condition and results of operations.

Item 1B.Unresolved Staff Comments
None.

Item 1C.Cybersecurity
Risk Management and Strategy
A.Processes for Assessing, Identifying, and Managing Material Risks from Cybersecurity Threats
The Company has developed and implemented a cybersecurity risk management program designed to protect the confidentiality, integrity, and availability of its critical systems and information. The Company's cybersecurity risk management is integrated into and embedded in its overall enterprise risk management framework, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
The Enterprise Risk Management Committee oversees cybersecurity risks Company-wide while the Company’s Chief Technology Officer (“CTO”), a member of the Enterprise Risk Management Committee, oversees the Information Security business unit's cybersecurity management programs and activities. The Company’s cybersecurity risk management program includes the following key elements:
•formal cybersecurity risk assessment designed to help identify material cybersecurity risks to the Company’s critical systems, information, services, and its broader enterprise information technology environment led by the Company's Information Security business unit and reported to its Enterprise Risk Management Committee;
•a team comprised of information security, information technology, infrastructure, and compliance personnel responsible for directing the Company’s cybersecurity risk assessment and security processes and its cybersecurity incident response;
•third-party cybersecurity service provider, as needed, to conduct independent review and testing of the Company's cybersecurity risks and report to the Company;
•systems for protecting information technology systems and monitoring for suspicious events, such as threat protection, firewall and anti-virus software;
•cybersecurity awareness and prevention training for all employees;
•a Security Incident Response Plan designed to respond to cybersecurity incidents, which is regularly tested;
•a Vendor Risk Management Process for vetting third party service providers with access to the Company’s information technology systems.
The Information Security business unit regularly evaluates the Company's cybersecurity risk profile and reports to the Board of Directors (the “Board”). In the event that a significant cybersecurity incident is identified, the Company engages a third-party cybersecurity incident response consultant, as needed, to provide an independent evaluation of the incident.

B.Oversight of Cybersecurity Risks Associated with Third Party Service Providers
The Company oversees and identifies material risks from cybersecurity threats related to its use of third-party service providers in accordance with its Vendor Risk Management Process. The contracts with service providers are reviewed during the onboarding process, renewal periods, and as necessary. The contracts require service providers to report cybersecurity incidents that impact the Company's data or information systems or that can otherwise disrupt its operations to the Company on a timely basis.
C.Impact of Cybersecurity Threats on Business Strategy and Results of Operations
The Company has experienced cybersecurity incidents in the past, and has been impacted by cybersecurity incidents experienced by its service providers, but none has materially affected the Company's operations. The Company has not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected the Company, including its operations, business strategy, results of operations, or financial condition. The Company faces certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect the Company, including its operations, business strategy, results of operations, or financial condition. See "Risks Related to Technology and Cybersecurity" in "Part I – Item 1A. Risk Factors" for additional information.

Governance
A.Board of Directors' Oversight of Risks from Cybersecurity Threats
The Company’s Board considers cybersecurity risk as critical to the enterprise. The full Board oversees the Company’s Enterprise Risk Management program which incorporates cybersecurity risks together with other top operational, reporting and compliance risks the Company manages. The full Board is kept apprised by Management of the Company’s cybersecurity risk assessment results, and an escalation process exists to inform the Board of high-severity cybersecurity incidents that may occur. In addition, the Board periodically engages independent third-party technology experts to test the Company’s information technology systems, including cybersecurity.
The Company's Enterprise Risk Management Committee provides the Board with an overview of cybersecurity risks regularly. Additionally, the Company's Chief Executive Officer (“CEO”) provides the Board with an Information Security Incident Report for Board meetings, which summarizes new incidents that did not require "off-cycle" escalation to the Board, and status updates on previously reported high severity incidents, as well as a cybersecurity incident analysis report issued by a third-party cybersecurity service provider.
B.Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats
The Company's Information Security business unit primarily manages the day-to-day operations of monitoring cybersecurity risks to the Company's information systems, takes prevention, detection, and remediation measures for cybersecurity incidents, makes initial assessment of reported cybersecurity incidents, and reports such incidents to the Company's CEO, Chief Operating Officer (“COO”), CTO, Board and Enterprise Risk Management Committee as well as certain regulatory bodies, as needed. The following five management personnel are primarily responsible for assessing and managing the Company's material risks from cybersecurity threats:
•Gabriel Tirador, Chief Executive Officer: The Company’s CEO, along with its COO, oversees the Technology team who monitors the Company’s information technology systems for suspicious events. The Company’s CEO reports to the Board regarding cybersecurity incidents and issues. The Company’s CEO, COO and CTO oversee the use of third-party cybersecurity consultants by the Information Security business unit to engage in periodic evaluations. Mr. Tirador has over 30 years' experience in the property and casualty insurance industry and in the Company and is an inactive Certified Public Accountant. As CEO of the Company, he has overseen its Technology business unit for over 20 years, among other business units.
•Victor Joseph, President and Chief Operating Officer: The Company’s President and COO oversees the technology team who monitors the Company’s information technology systems for suspicious events. Mr. Joseph has overseen the technology team since 2022. Mr. Joseph has been employed by the Company in various capacities since 2009, and was appointed Executive Vice President and COO in January 2022 and President and COO in January 2024.
•Theodore R. Stalick, Senior Vice President and Chief Financial Officer: The Company’s CFO oversees its enterprise risk management program which, among others, includes oversight of cybersecurity risk management and serves as Chairperson of the Company's Enterprise Risk Management Committee. Mr. Stalick has been the Company's CFO since 2001. Mr. Stalick is a Certified Public Accountant and has a Bachelors Degree in Business Administration, Accounting and Finance concentration, and an MBA, Business Analytics concentration.
•Wilson Pang, Vice President and Chief Technology Officer: The Company’s CTO regularly provides the

Board with updates on cybersecurity risk management or significant reported cybersecurity incidents. The Company’s CTO works with the Company’s CEO, COO and Head of Information Security to determine the severity of cybersecurity incidents. The Company’s CTO also works with its Head of Information Security to direct action in the event of a severe cybersecurity incident. Mr. Pang has over 20 years’ experience in the technology industry. He has served in Chief Technology Officer and Chief Data Officer roles in several public companies and has deep expertise in technology, data, and artificial intelligence. He has a Master’s and a Bachelor’s Degree in electrical engineering.
•Dustin Howard, Head of Information Security: The Company’s Head of Information Security supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity service providers; and alerts and reports produced by security tools deployed in the information technology environment. The Company’s Head of Information Security also oversees the creation of remediation action plans with the affected business units. Mr. Howard has over 30 years’ experience managing various aspects of information technology, and has extensive expertise in information security, compliance, and information technology infrastructure and service delivery. He has served in Head of Information Security, Chief Information Officer and Vice President roles in several public companies and has maintained Certified Information Systems Security Professional (“CISSP”) certification since 2001. He has a Bachelor’s Degree in Business Administration and a Master’s Degree in Information Systems.
The five management personnel above also serve in the Company's Enterprise Risk Management Committee and are informed about and discuss updates to the cybersecurity risk management programs and cybersecurity incidents, including any prevention and detection measures as well as mitigation and remediation measures for any reported cybersecurity incidents. The Enterprise Risk Management Committee oversees the Company's overall risk management processes that include oversight of material risks from cybersecurity threats. The CEO and CFO are also members of the Company's Disclosure Committee. The CTO and Head of Information Security participate in Disclosure Committee meetings, as needed, to facilitate discussion and provide information on cybersecurity incidents reported. The CEO, CTO and Head of Information Security provide the Board with information and updates on cybersecurity risks and incidents as in-house technology and cybersecurity experts during Board meetings or as needed.
Depending on the nature and severity of the reported cybersecurity incidents, the Enterprise Risk Management Committee may recommend activation of the Crisis Management Plan under the Company's Business Continuity Management Program. The Disclosure Committee is informed by the CEO of significant cybersecurity incidents for purposes of determining materiality.

Item 2.Properties
The Company owns the following buildings which support all business segments. Space not occupied by the Company may be leased to independent third party tenants.

Location	Purpose	Size in Square Feet	Percent Occupied by the Company at December 31, 2023
Brea, CA	Property held for sale	156,000	100%
Brea, CA	Home office and I.T. facilities	80,000	100%
Folsom, CA	Administrative	88,000	100%
Los Angeles, CA	Executive offices	41,000	95%
Oklahoma City, OK	Administrative	100,000	10%

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
The closing price of the Company’s common stock on February 8, 2024 was $40.01.
Holders
As of February 8, 2024, there were approximately 141 holders of record of the Company’s common stock.
Dividends

For financial statement purposes, the Company records dividends on the declaration date. The continued payment and amount of cash dividends will depend upon the Company’s operating results, overall financial condition, capital requirements, and general business conditions.

Holding Company Act
Pursuant to the Holding Company Act, California-domiciled insurance companies are required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2023, the Insurance Companies are permitted to pay in 2024, without obtaining DOI approval for extraordinary dividends, $163 million in dividends to Mercury General, of which $140 million may be paid by the California Companies.

For a discussion of certain restrictions on the payment of dividends to Mercury General by some of its insurance subsidiaries, see Note 13. Dividends, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

Performance Graph

The following graph compares the cumulative total shareholder returns on the Company’s common stock (trading symbol: MCY) with the cumulative total returns on the Standard and Poor’s 500 Composite Stock Price Index ("S&P 500 Index") and the Company’s industry peer group over the last five years. The graph assumes that $100 was invested on December 31, 2018 in each of the Company’s Common Stock, the S&P 500 Index and the industry peer group and the reinvestment of all dividends.

Comparative Five-Year Cumulative Total Returns
Stock Price Plus Reinvested Dividends
$240
$220
$200
$180
$160
$140
$120
$100
$80
2018
2019
2020
2021
2022
2023
Mercury General
Industry Peer Group
S&P 500 Index

	2018	2019	2020	2021	2022	2023
Mercury General	$100.00	$98.76	$112.28	$119.22	$80.33	$91.20
Industry Peer Group	100.00	118.21	121.92	151.59	167.70	189.22
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
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
Recent Sales of Unregistered Securities
None.
Share Repurchases
The Company does not currently have any share repurchases authorized by the Board. The Company has not repurchased any of its Common Stock since 2000.

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

The Company is headquartered in Los Angeles, California and writes primarily personal automobile lines of business selling policies through a network of independent agents, 100% owned insurance agents and direct channels, in 11 states: Arizona, California, Florida, Georgia, Illinois, Nevada, New Jersey, New York, Oklahoma, Texas, and Virginia. The Company also offers homeowners, commercial automobile, commercial property, mechanical protection, fire, and umbrella insurance. Private passenger automobile lines of insurance business accounted for approximately 62% of the $4.6 billion of the Company’s direct premiums written in 2023, and approximately 82% of the private passenger automobile premiums were written in California.

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

2023 Financial Performance Summary
The Company’s net income (loss) for the year ended December 31, 2023 was $96.3 million, or $1.74 per diluted share,

compared to $(512.7) million, or $(9.26) per diluted share, for the same period in 2022. Included in net income (loss) was $234.6 million of pre-tax net investment income that was generated during 2023 on a portfolio of $5.2 billion, at fair value, at December 31, 2023, compared to $168.4 million of pre-tax net investment income that was generated during 2022 on a portfolio of $4.9 billion, at fair value, at December 31, 2022. Also included in net income (loss) were pre-tax net realized investment gains (losses) of $101.0 million and $(488.1) million in 2023 and 2022, respectively, and pre-tax catastrophe losses, net of reinsurance and reinstatement premiums earned, of approximately $239.2 million and $101.3 million in 2023 and 2022, respectively. Pre-tax net realized investment gains for 2023 resulted largely from the increase in fair value of fixed maturity securities as well as the increase in fair value of equity securities.

The Company continued its marketing efforts to enhance name recognition and lead generation in 2023, although it reduced the spending for advertising and marketing as part of its cost saving initiative. The Company believes that its marketing efforts, combined with its ability to maintain relatively low prices and a strong reputation, make its insurance products competitive in California and in other states.

The Company believes its thorough underwriting process gives it an advantage over its competitors. The Company’s agent relationships and underwriting and claims processes are its most important competitive advantages.

The Company’s operating results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $453 million and $353 million in 2023 and 2022, respectively. Cash flow from operations has been used to pay shareholder dividends and help support growth.

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
•Underwriting Cycle and Competition—The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company believes that the automobile insurance market in most states was hard during 2023 as insurance carriers increased rates reflecting high inflation and loss severity and tightened their underwriting. In addition, in California, several insurance carriers stopped writing new business policies.

Technology

The Company has made significant progress in migrating most of its products from legacy systems to a single platform in 2023. The Company will continue to invest in the modernization of its technology and data science platforms as well as enhanced security protections in 2024.
B. Regulatory and Legal Matters
The process for implementing rate changes varies by state. For more detailed information related to insurance rate approval, see "Item 1. Business—Regulation."
During 2023, the Company implemented rate changes in 11 states. The following are recent rate increases approved by the California DOI or pending its approval for lines of insurance business that accounted for 5% or more of the Company's total net premiums earned in 2023:

•In January 2023, the California DOI approved a 6.9% rate increase on the private passenger automobile line of insurance business for MIC and CAIC. These rate increases became effective in March 2023. The California DOI approved an additional 6.99% rate increase on the private passenger automobile line of insurance business for MIC and CAIC in June 2023. These rate increases became effective in July 2023. In addition, in January 2024, the California DOI approved a 22.5% rate increase for MIC and a 3.8% rate increase for CAIC on the private passenger automobile line of insurance business. These rate increases are expected to become effective in late February of 2024. The private passenger automobile line of insurance business of MIC and CAIC represented approximately 48% and 5%, respectively, of the Company's total net premiums earned in 2023.
•In March 2023, the California DOI approved a 12.6% rate increase on the California homeowners line of insurance business. This rate increase became effective in May 2023. In addition, in May 2023, the Company filed an application with the California DOI for a 6.99% rate increase on the California homeowners line of insurance business. The California homeowners line of insurance business represented approximately 16% of the Company's total net premiums earned in 2023.

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

The following table presents the typical closure patterns of BI claims in the Company's California personal automobile insurance coverage:

	% of Total
	Claims Closed	Dollars Paid
BI claims closed in the accident year reported	37%	12%
BI claims closed one year after the accident year reported	78%	51%
BI claims closed two years after the accident year reported	94%	76%
BI claims closed three years after the accident year reported	98%	88%

BI claims closed in the accident year reported are generally the smaller and less complex claims that settle for approximately $8,000 to $9,000 on average, whereas the total average settlement, once all claims are closed for a particular accident year, is approximately $18,000 to $28,000. The Company creates incurred and paid loss triangles to estimate ultimate losses utilizing historical payment and reserving patterns and evaluates the results of this analysis against its frequency and severity analysis to establish BI loss reserves. The Company adjusts development factors to account for inflation trends it sees in loss severity. As a larger proportion of claims from an accident year are settled, there emerges a higher degree of certainty for the loss reserves established for that accident year. At December 31, 2023, the accident years that are most likely to develop are the 2021 through 2023 accident years; however, it is possible that older accident years could develop as well.

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

In 2022, inflationary trends accelerated to their highest level since the 1980s. Excessive inflation led to significant increases in loss severities related to vehicle repairs and bodily injuries. The severe inflationary trend continued into 2023, but began moderating as the year progressed. In addition, the COVID-19 pandemic created greater uncertainty in the reserve estimates. A greater number of large claims may emerge from the 2020 through 2023 accident years compared to the prior accident years as claimants may have been reluctant to go to a medical provider due to the pandemic but subsequently seek monetary compensation to ease the economic hardship attributable to the pandemic. Based on these factors and uncertainty attributable to the pandemic and inflation, the reserve estimates for the 2020 through 2023 accident years are subject to a high degree of variability.

The Company believes that it is reasonably possible that the California automobile BI severity could vary from recorded amounts by as much as 12%, 8% and 6% for 2023, 2022 and 2021 accident years, respectively; however, the variation could be more or less than these amounts.

During the years 2019 through 2023, the changes in the loss severity amounts for the three preceding accident years from the prior year amounts (BI severity variance from prior year) have ranged as follows:

	High	Low
Immediate preceding accident year	7.9%	(2.9)%
Second preceding accident year	5.4%	(1.0)%
Third preceding accident year	3.6%	(2.6)%

The following table presents the effects on the California automobile BI loss reserves for the 2023, 2022 and 2021 accident years based on possible variations in the severity recorded; however, the actual variations could be more or less than these amounts:

California Automobile Bodily Injury Inflation Reserve Sensitivity Analysis

Accident Year	Number of Claims Expected	Actual Recorded Severity at 12/31/2023	Implied Inflation Rate Recorded (1)		(A) Pro-forma severity if actual severity is lower by 12% for 2023, 8% for 2022, and 6% for 2021	(B) Pro-forma severity if actual severity is higher by 12% for 2023, 8% for 2022, and 6% for 2021	Favorable loss development if actual severity is less than recorded (Column A)	Unfavorable loss development if actual severity is more than recorded (Column B)
2023	20,642	$28,070	7.3%	(2)	$24,702	$31,438	$69,522,000	$(69,522,000)
2022	20,969	$26,154	12.3%		$24,062	$28,246	$43,867,000	$(43,867,000)
2021	20,522	$23,284	12.8%		$21,887	$24,681	$28,669,000	$(28,669,000)
2020	18,591	$20,645	—		—	—	—	—
Total Loss Development—Favorable (Unfavorable)							$142,058,000	$(142,058,000)
___________
(1)    Implied inflation rate is calculated by dividing the difference between the current and prior year actual recorded severity by the prior year actual recorded severity. The Company believes that severity increases are caused by litigation, medical costs, inflation, and increased utilization of medical procedures.
(2)    The severe inflationary trend of 2022 began to moderate in 2023, which contributed to the decrease in implied inflation rate recorded for the 2023 accident year.

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

The COVID-19 pandemic created greater uncertainty in the claims count development for the 2020 through 2023 accident years. The Company believes that the reduced services for non-critical cases at medical facilities and fear of infection during the pandemic combined with the economic hardship caused by the pandemic may increase the late reporting of claims seeking settlement for monetary compensation. At December 31, 2023, there were 19,318 California automobile BI claims reported for the 2023 accident year and the Company estimates that these are expected to ultimately grow by approximately 6.9%. The Company believes that while actual development in recent years has ranged approximately from 3% to 7%, it is reasonable to expect that the range of the development could be as great as between 0% and 10%.  However, actual development may be more or less than the expected range.

The following table presents the effects on loss development of different claim counts within the broader possible range at December 31, 2023:

California Automobile Bodily Injury Claim Count Reserve Sensitivity Analysis

2023 Accident Year	Claims Reported	Amount Recorded at 12/31/2023 at Approximately 6.9% Claim Count Development	Total Expected Amount If Claim Count Development is 0%	Total Expected Amount If Claim Count Development is 10%
Claim count	19,318	20,642	19,318	21,250
Approximate average cost per claim	Not meaningful	$28,070	$28,070	$28,070
Total dollars	Not meaningful	$579,421,000	$542,256,000	$596,488,000
Total Loss Development—Favorable (Unfavorable)			$37,165,000	$(17,067,000)

(3) Unexpected Losses

Unexpected losses are generally not provided for in the current loss reserve because they are not known or expected or differ materially from reasonable loss development expectations, and therefore they tend to be unquantifiable. Once known or otherwise quantifiable, the Company establishes a provision for the losses, but it is not possible to provide any meaningful sensitivity analysis as to the potential size of any unexpected losses. These losses can be caused by many factors, including unexpected legal interpretations of coverage, ineffective claims handling, regulations extending claims reporting periods, assumption of unexpected or unknown risks, adverse court decisions as well as many unknown factors.

Unexpected losses are fairly infrequent but can have a large impact on the Company’s losses. To mitigate this risk, the Company has established claims handling and review procedures. However, it is still possible that these procedures will not prove entirely effective, and the Company may have material unexpected losses in future periods. It is also possible that the Company has not identified and established a sufficient loss reserve for all material unexpected losses, even though a comprehensive claims file review was undertaken. The Company may experience additional development on these loss reserves.
Discussion of Losses and Loss Reserves and Prior Period Loss Development

At December 31, 2023 and 2022, the Company recorded its point estimate of approximately $2.79 billion and $2.58 billion ($2.75 billion and $2.56 billion, net of reinsurance), respectively, in loss and loss adjustment expense reserves, which included approximately $1.61 billion and $1.45 billion ($1.61 billion and $1.45 billion, net of reinsurance), respectively, of incurred-but-not-reported liabilities ("IBNR"). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to December 31, 2023 and 2022, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

The Company evaluates its loss reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For 2023, the Company reported favorable development of approximately $36 million on the 2022 and prior accident years’ loss and loss adjustment expense reserves. The favorable development in 2023 was primarily attributable to lower than estimated losses and loss adjustment expenses in the private passenger automobile and homeowners lines of insurance business, partially offset by unfavorable reserve development in the commercial property line of insurance business. The moderating inflationary trend in 2023 after the severe inflation in 2022 was a major contributor to the favorable reserve development in the private passenger automobile line of insurance business for 2023.

The Company recorded catastrophe losses net of reinsurance of approximately $239 million in 2023. Catastrophe losses due to the events that occurred during 2023 totaled approximately $247 million, with no reinsurance benefits used for these losses. The majority of the 2023 catastrophe losses resulted from rainstorms and hail in Texas and Oklahoma, winter storms and rainstorms in California, and the impact of Tropical Storm Hilary in California. In addition, the Company experienced favorable development of approximately $8 million on prior years' catastrophe losses in 2023.

RESULTS OF OPERATIONS
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenues

Net premiums earned and net premiums written in 2023 increased 8.1% and 12.2%, respectively, from 2022. The increase in net premiums earned and written was primarily due to rate increases in the California automobile and homeowners lines of insurance business and in certain lines of insurance business in states outside of California, combined with increases in the number of policies written outside of California.

Net premiums earned included ceded premiums earned of $109.4 million and $81.0 million in 2023 and 2022, respectively. Net premiums written included ceded premiums written of $109.6 million and $81.3 million in 2023 and 2022, respectively. The increase in ceded premiums earned and written resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

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

The following is a reconciliation of total net premiums earned to net premiums written:

	Year Ended December 31,
	2023	2022
	(Amounts in thousands)
Net premiums earned	$4,274,378	$3,952,482
Change in net unearned premiums	189,821	25,535
Net premiums written	$4,464,199	$3,978,017

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Year Ended December 31,
	2023	2022
Loss ratio	82.3%	85.1%
Expense ratio	23.1%	23.6%
Combined ratio	105.4%	108.7%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company’s loss ratio was affected by favorable development of approximately $36 million and unfavorable development of approximately $47 million on prior accident years’ loss and loss adjustment expense reserves for the years ended December 31, 2023 and 2022, respectively. The favorable development in 2023 was primarily attributable to lower than estimated losses and loss adjustment expenses in the private passenger automobile and homeowners lines of insurance business, partially offset by unfavorable reserve development in the commercial property line of insurance business. The moderating inflationary trend in 2023 after the severe inflation in 2022 was a major contributor to the favorable reserve development in the private passenger automobile line of insurance business for 2023. The unfavorable development in 2022 was primarily attributable to higher than estimated losses and loss adjustment expenses in the automobile line of insurance business. Inflationary trends accelerated to their highest level in decades in 2022, contributing to the adverse reserve development in the automobile line of insurance business for 2022.

The 2023 loss ratio was negatively impacted by a total of approximately $247 million of catastrophe losses, excluding favorable development of approximately $8 million on prior years' catastrophe losses, primarily due to rainstorms and hail in Texas and Oklahoma, winter storms and rainstorms in California, and the impact of Tropical Storm Hilary in California. The 2022 loss ratio was negatively impacted by a total of approximately $101 million of catastrophe losses, excluding unfavorable development of approximately $1 million on prior years' catastrophe losses, primarily due to the deep freeze of Winter Storm Elliott and other extreme weather events in Texas, Oklahoma and Georgia, winter storms in California, and the impact of Hurricane Ian in Florida.

Excluding the effect of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 77.4% and 81.3% for the years ended December 31, 2023 and 2022, respectively. The decrease in the loss ratio was primarily due to an increase in net premiums earned resulting from rate increases in the California automobile and homeowners lines of insurance business and in certain lines of insurance business in states outside of California, partially offset by increases in loss severity in the automobile and homeowners lines of insurance business.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio decreased, aided in part by the rate increases discussed above. Expenses for real estate operations and office leases decreased as a result of the sale of certain office buildings and termination of certain office leases, as the majority of the Company's employees continue to work from home. In addition, advertising expenses decreased.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax expense (benefit) was $3.1 million and $(158.0) million for the years ended December 31, 2023 and 2022, respectively. The $161.1 million increase in income tax expense was mainly due to a significant increase in pre-tax income of $770.1 million.

The Company’s effective income tax rate can be affected by several factors. These generally include large changes in fully-taxable income including net realized investment gains or losses, tax-exempt investment income, nondeductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. Income tax expense of $3.1 million on pre-tax income of approximately $99.4 million, including tax-exempt investment income of $86.6 million, resulted in an effective tax rate of 3.1%, below the statutory tax rate of 21%, for 2023, and income tax benefit of $158.0 million on pre-tax loss of approximately $670.7 million, including tax-exempt investment income of approximately $75.3 million, resulted in an effective tax rate of 23.6% for the corresponding period in 2022.
Investments
The following table presents the investment results of the Company:

	Year Ended December 31,
	2023	2022
	(Amounts in thousands)
Average invested assets at cost (1)	$5,096,428	$4,902,755
Net investment income (2)
Before income taxes	$234,630	$168,356
After income taxes	$200,209	$146,204
Average annual yield on investments (2)
Before income taxes	4.6%	3.4%
After income taxes	3.9%	3.0%
Net realized investment gains (losses)	$101,014	$(488,080)
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

The following tables present the components of net realized investment gains (losses) included in net income:

	Year Ended December 31, 2023
	Gains (Losses) Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturity securities (1)(2)	$(1,463)	$62,833	$61,370
Equity securities (1)(3)	(14,265)	45,046	30,781
Short-term investments (1)	(4)	107	103
Note receivable (1)	—	174	174
Options sold	8,955	(369)	8,586
Total	$(6,777)	$107,791	$101,014

	Year Ended December 31, 2022
	Gains (Losses) Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturity securities (1)(2)	$(70,562)	$(260,223)	$(330,785)
Equity securities (1)(3)	24,916	(185,694)	(160,778)
Short-term investments (1)	(2,492)	88	(2,404)
Options sold	5,786	101	5,887
Total	$(42,352)	$(445,728)	$(488,080)
__________
(1)The changes in fair value of the investment portfolio and note receivable resulted from the application of the fair value option.
(2)The increase in fair value of fixed maturity securities in 2023 was primarily due to decreases in certain long-term interest rates and the decrease in fair value of fixed maturity securities in 2022 was primarily due to increases in overall market interest rates.
(3)The increase in fair value of equity securities in 2023 was primarily due to the overall improvement in equity markets, and the decrease in fair value of equity securities in 2022 was primarily due to the overall decline in equity markets.

Net Income (Loss)

	Year Ended December 31,
	2023	2022
	(Amounts in thousands, except per share data)
Net income (loss)	$96,336	$(512,672)
Basic average shares outstanding	55,371	55,371
Diluted average shares outstanding	55,371	55,371
Basic Per Share Data:
Net income (loss)	$1.74	$(9.26)
Net realized investment gains (losses), net of tax	$1.44	$(6.96)
Diluted Per Share Data:
Net income (loss)	$1.74	$(9.26)
Net realized investment gains (losses), net of tax	$1.44	$(6.96)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-K for the year ended December 31, 2022 for a discussion of changes in its results of operations from the year ended December 31, 2021 to the year ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES
A. General
The Company is largely dependent upon dividends received from its insurance subsidiaries in the current and prior years to pay debt service costs and to make distributions to its shareholders. Under current insurance law, the Insurance Companies are entitled to pay ordinary dividends of approximately $163 million in 2024 to Mercury General. As of December 31, 2023, Mercury General had approximately $43 million in investments and cash that could be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets, and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General, and the purchase of investments.

B. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $729.4 million at December 31, 2023 as well as $50 million of undrawn credit in its unsecured credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the year ended December 31, 2023 was $453.0 million, an increase of $100.4 million compared to the year ended December 31, 2022. The increase was primarily due to increases in premium collections, investment income received and income taxes refunded, partially offset by increases in payments for losses and loss adjustment expenses and policy acquisition costs. The Company utilized the cash provided by operating activities during the year ended December 31, 2023 primarily for the net purchases of investment securities and payment of dividends to its shareholders. The average annual net cash provided by operating activities for the past 10 years was approximately $389 million, and cash generated from operations was sufficient to meet the liquidity requirements over this period.

The following table presents the estimated fair value of fixed maturity securities at December 31, 2023 by contractual maturity in the next five years.

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$303,986
Due after one year through two years	174,127
Due after two years through three years	271,312
Due after three years through four years	318,084
Due after four years through five years	175,442
$1,242,951

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

The following table presents the composition of the total investment portfolio of the Company at December 31, 2023:

	Cost(1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$174,903	$174,450
Municipal securities	2,797,971	2,777,258
Mortgage-backed securities	201,727	186,887
Corporate securities	626,723	599,630
Collateralized loan obligations	486,984	484,947
Other asset-backed securities	106,675	96,164
	4,394,983	4,319,336
Equity securities:
Common stock	497,543	597,888
Non-redeemable preferred stock	64,860	51,563
Private equity funds measured at net asset value (2)	92,536	81,242
	654,939	730,693
Short-term investments	179,375	178,491
Total investments	$5,229,297	$5,228,520
 __________
(1)Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.
(2)The fair value is measured using the net asset value practical expedient. See Note 4. Fair Value Measurements, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information.

At December 31, 2023, 43.8% of the Company’s total investment portfolio at fair value and 53.0% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At December 31, 2023, 92.2% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.
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
The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	December 31, 2023	December 31, 2022
	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	11.4	12.4
including short-term investments	11.0	12.0
Call-adjusted average maturities:
excluding short-term investments	3.8	4.9
including short-term investments	3.6	4.8
Modified duration reflecting anticipated early calls:
excluding short-term investments	3.1	3.6
including short-term investments	3.0	3.5
Short-Term Investments	—	—

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value at December 31, 2023, consistent with the average rating at December 31, 2022. The Company’s municipal bond holdings, of which 82.4% were tax exempt, represented 64.3% of its fixed maturity portfolio at December 31, 2023, at fair value, and were broadly diversified geographically.

To calculate the weighted-average credit quality ratings as disclosed throughout this Annual Report on Form 10-K, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each security’s average of ratings assigned by nationally recognized securities rating organizations.

Taxable holdings consist principally of investment grade issues. At December 31, 2023, fixed maturity holdings rated below investment grade and non-rated bonds totaled $6.4 million and $15.1 million, respectively, at fair value, and represented 0.1% and 0.3%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2022, fixed maturity holdings rated below investment grade and non-rated bonds totaled $6.6 million and $26.5 million, respectively, at fair value, and represented 0.2% and 0.6%, respectively, of total fixed maturity securities.

During 2023, approximately 82.3% of the Company's fixed maturity securities at fair value experienced no changes in their overall credit ratings, and approximately 14.5% and 3.2% experienced upgrades and downgrades, respectively.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	December 31, 2023
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other (1)	Total Fair Value(1)
	(Dollars in thousands)
U.S. government bonds and agencies:
Agencies	$51,268	$—	$—	$—	$—	$51,268
Treasuries	122,385	797	—	—	—	123,182
Total	173,653	797	—	—	—	174,450
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	25,165	257,921	115,572	27,762	4,825	431,245
Uninsured	63,091	834,990	1,284,055	151,962	11,915	2,346,013
Total	88,256	1,092,911	1,399,627	179,724	16,740	2,777,258
	3.2%	39.4%	50.3%	6.5%	0.6%	100.0%
Mortgage-backed securities:
Commercial	22,904	5,230	4,895	—	—	33,029
Agencies	14,747	—	—	—	—	14,747
Non-agencies:
Prime	39,282	90,231	8,048	—	346	137,907
Alt-A	—	439	121	—	644	1,204
Total	76,933	95,900	13,064	—	990	186,887
	41.2%	51.3%	7.0%	—%	0.5%	100.0%
Corporate securities:
Communications	—	168	—	6,148	—	6,316
Consumer, cyclical	—	1,900	—	40,094	—	41,994
Consumer, non-cyclical	—	—	18,094	8,289	—	26,383
Energy	—	6,733	3,406	31,844	—	41,983
Financial	—	11,201	191,994	64,638	3,750	271,583
Industrial	—	62,101	84,826	45,014	—	191,941
Technology	—	—	—	725	—	725
Utilities	—	—	8,939	9,766	—	18,705
Total	—	82,103	307,259	206,518	3,750	599,630
	—%	13.7%	51.3%	34.4%	0.6%	100.0%
Collateralized loan obligations:
Corporate	102,324	139,461	243,162	—	—	484,947
Total	102,324	139,461	243,162	—	—	484,947
	21.1%	28.8%	50.1%	—%	—%	100.0%

Other asset-backed securities	—	—	59,734	36,430	—	96,164
	—%	—%	62.1%	37.9%	—%	100.0%
Total	$441,166	$1,411,172	$2,022,846	$422,672	$21,480	$4,319,336
	10.2%	32.7%	46.8%	9.8%	0.5%	100.0%
__________
(1)Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds
The Company had $174.5 million and $158.6 million, or 4.0% and 3.9% of its fixed maturity portfolio, at fair value, in U.S. government bonds at December 31, 2023 and 2022, respectively. Moody's and Fitch ratings for U.S. government-issued debt were Aaa and AA+, respectively, at December 31, 2023, and Aaa and AAA, respectively, at December 31, 2022. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 0.9 years and 1.4 years at December 31, 2023 and 2022, respectively.
Municipal Securities
The Company had $2.78 billion and $2.74 billion, or 64.3% and 67.0% of its fixed maturity securities portfolio, at fair value, in municipal securities at December 31, 2023 and 2022, respectively, of which $431.2 million and $395.2 million, respectively, were insured by bond insurers. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute bond ratings and the underlying credit ratings as of December 31, 2023 and 2022.

At December 31, 2023 and 2022, respectively, 70.3% and 65.5% of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement in addition to the ratings reflected by the financial strength of the underlying issuers. At December 31, 2023 and 2022, the average rating of the Company’s insured municipal securities was A+, which corresponded to the average rating of the investment grade bond insurers. The remaining 29.7% and 34.5% of insured municipal securities at December 31, 2023 and 2022, respectively, were insured by non-rated or below investment grade bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 3.0 years and 3.6 years at December 31, 2023 and 2022, respectively.

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
Mortgage-Backed Securities
At December 31, 2023 and 2022, respectively, the mortgage-backed securities portfolio of $186.9 million and $166.3 million, or 4.3% and 4.1% of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to "prime" residential and commercial real estate borrowers. The Company had holdings of $33.0 million and $27.3 million, at fair value, in commercial mortgage-backed securities at December 31, 2023 and 2022, respectively.

The weighted-average rating of the entire mortgage backed securities portfolio was AA+ and AA at December 31, 2023 and 2022, respectively. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 8.7 years and 7.3 years at December 31, 2023 and 2022, respectively.
Corporate Securities
The Company had corporate securities of $599.6 million and $569.6 million at December 31, 2023 and 2022, respectively, which represented 13.9% of its fixed maturity securities portfolio, at fair value, at each of those dates. The weighted-average rating was A- at December 31, 2023 and 2022. The modified duration reflecting anticipated early calls was 2.4 years and 3.1 years at December 31, 2023 and 2022, respectively.
Collateralized Loan Obligations
At December 31, 2023 and 2022, respectively, the Company had collateralized loan obligations of $484.9 million and $320.3 million, or 11.2% and 7.8% of its fixed maturity securities portfolio, at fair value. The weighted-average rating was AA- and A+ at December 31, 2023 and 2022, respectively. The modified duration reflecting anticipated early calls was 3.5 years and 4.6 years at December 31, 2023 and 2022, respectively.

Other Asset-Backed Securities

The Company had other asset-backed securities of $96.2 million and $136.5 million, which represented 2.2% and 3.3% of its fixed maturity securities portfolio, at fair value, at December 31, 2023 and 2022, respectively. The weighted-average rating was A- and A+ at December 31, 2023 and 2022, respectively. The modified duration reflecting anticipated early calls was 2.2 years and 3.1 years at December 31, 2023 and 2022, respectively.
Equity Securities
Equity holdings of $730.7 million and $699.6 million, at fair value, as of December 31, 2023 and 2022, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The net gains (losses) due to changes in fair value of the Company’s equity portfolio were $45.0 million and $(185.7) million in 2023 and 2022, respectively. The primary cause for the increase in fair value of the Company's equity securities in 2023 was the overall improvement in equity markets, and the primary cause for the decrease in fair value of the Company's equity securities in 2022 was the overall decline in equity markets.
The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At December 31, 2023, 14.0% of the total investment portfolio, at fair value, was held in equity securities, compared to 14.2% at December 31, 2022.

The following table presents the equity security portfolio by industry sector at December 31, 2023 and 2022:

	December 31,
	2023		2022
	Cost	Fair Value	Cost	Fair Value
		(Amounts in thousands)
Equity securities:
Basic materials	$20,521	$20,274	$5,091	$5,597
Communications	19,667	20,045	23,035	22,824
Consumer, cyclical	35,118	42,889	39,289	53,261
Consumer, non-cyclical	57,277	67,806	48,869	62,534
Energy	83,758	95,427	87,205	103,949
Financial	106,078	104,008	105,568	105,964
Funds	116,006	110,656	172,897	125,428
Industrial	53,794	73,443	53,677	70,645
Technology	59,133	87,310	56,406	67,264
Utilities	103,587	108,835	76,806	82,086
	$654,939	$730,693	$668,843	$699,552

D. Debt
The Company's debt consists of the following:

				December 31,
	Lender	Interest Rate	Expiration	2023	2022
				(Amounts in thousands)

Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, BMO Bank, and U.S. Bank	Term SOFR plus 112.5-150.0 basis points	November 16, 2026	200,000	25,000
Total principal amount				575,000	400,000
Less unamortized discount and debt issuance costs(3)				1,271	1,670
Total				$573,729	$398,330
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
(2)    On March 31, 2021, the Company entered into an unsecured $75 million five-year revolving credit facility. On November 18, 2022, the Company entered into the First Amendment to this credit facility. The First Amendment extended the maturity date of the loan to November 16, 2026 from March 31, 2026 with possible further extension if certain conditions are met, increased the aggregate commitments by all the lenders to $200 million from $75 million, and replaced the LIBOR with the term SOFR. On November 30, 2023, the Company entered into the Second Amendment to this credit facility, which further increased the aggregate commitments by all the lenders to $250 million from $200 million. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from Term SOFR plus 112.5 basis points when the ratio is under 20% to Term SOFR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 27.1% at December 31, 2023, resulting in a 17.5 basis point commitment fee on any undrawn portion of the credit facility. As of February 13, 2024, a total of $200 million was drawn under this facility on a three-month revolving basis at an annual interest rate of approximately 6.84%, with $50 million available to be drawn. The Company contributed $150 million of the total amount drawn to the surplus of its consolidated insurance subsidiaries, and used the remainder for general corporate purposes.
(3)    The unamortized discount and debt issuance costs are associated with the publicly traded $375 million senior unsecured notes. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized debt issuance cost of approximately $0.8 million associated with the $250 million unsecured revolving credit facility maturing on November 16, 2026 is included in other assets in the Company's consolidated balance sheets and amortized to interest expense over the term of the credit facility.

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and RBC ratio under the unsecured credit facility at December 31, 2023.

For a further discussion, see Note 8. Notes Payable, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."
E. Uses of Capital
Dividends

Cash returned to shareholders through dividends in 2023, 2022 and 2021 totaled approximately $70.3 million, $105.5 million and $140.2 million, respectively. On February 9, 2024, the Board of Directors declared a $0.3175 quarterly dividend per share payable on March 27, 2024 to shareholders of record on March 13, 2024, with an expected payout of approximately $18 million. The Company currently expects quarterly dividends to continue in future periods, although the declaration and amount of any future cash dividends are at the discretion and subject to the approval of its Board of Directors. The decisions of the Company's Board of Directors regarding the amount and payment of dividends will depend on many factors, such as its financial condition, results of operations, capital requirements, business conditions, debt service obligations, industry practice, legal requirements, regulatory constraints, and other factors that its Board of Directors may deem relevant. The Company expects to fund its future dividend payments primarily with a combination of cash expected to be generated from future operations and cash and short-term investments on hand.

For a further discussion, see Note 13. Dividends, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."
Capital Expenditures

The Company's capital expenditures were approximately $36.8 million, $35.5 million and $41.4 million for 2023, 2022 and 2021, respectively, and they were primarily related to improving the Company's information technology infrastructure and corporate facilities. The Company expects the capital spending for 2024, primarily for continued investments in its technology assets, to be somewhat larger than that for 2023. The Company expects to fund its 2024 capital expenditures primarily with a combination of cash expected to be generated from future operations and cash and short-term investments on hand.

Contractual Obligations

The Company’s material cash requirements include the following contractual obligations at December 31, 2023:

Contractual Obligations (4)		Payments Due By Period
	Total	2024	2025	2026	2027	2028	Thereafter
			(Amounts in thousands)
Debt (including interest)(1)	$672,215	$30,174	$30,174	$228,617	$383,250	$—	$—
Lease obligations(2)	21,552	9,495	5,884	3,572	2,211	335	55
Loss and loss adjustment expense reserves(3)	2,785,702	1,646,189	530,418	262,648	159,753	85,910	100,784
Total contractual obligations	$3,479,469	$1,685,858	$566,476	$494,837	$545,214	$86,245	$100,839
__________
(1)The Company’s debt contains various terms, conditions and covenants which, if violated by the Company, would result in a default and could result in the acceleration of the Company’s payment obligations. Amounts differ from the balances presented on the consolidated balance sheets as of December 31, 2023 because the debt amounts above include interest and exclude the discount and issuance costs of the debt.
(2)The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, office equipment, and electronic data processing equipment that expire at various dates through the year 2028. Lease obligations include $3.4 million in lease commitments that have not yet commenced as of December 31, 2023. See Note 7. Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information on lease obligations.
(3)Loss and loss adjustment expense reserves represents an estimate of amounts necessary to settle all outstanding claims, including IBNR as of December 31, 2023. The Company has estimated the timing of these payments based on its historical experience and expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above. The ultimate cost of losses may vary materially from recorded amounts which are the Company’s best estimates. For more detailed information on the Company's historical loss experience and payment patterns, see "Overview—C. Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as Note 12. Loss and Loss Adjustment Expense Reserves, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."
(4)The table excludes liabilities of $3.9 million related to uncertainty in tax settlements as the Company is unable to reasonably estimate the timing and amount of related future payments.

The Company expects to meet these contractual obligations primarily with a combination of cash expected to be generated from future operations and cash and short-term investments on hand, except for the payment of the principal of the debt, which is expected to be made with a future borrowing.
F. Regulatory Capital Requirements
The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2023, 2022 and 2021, each of the Insurance Companies exceeded the minimum required RBC level, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios were less than 350% of the authorized control level RBC as of December 31, 2023, none less than 330% as of December 31, 2022, and none less than 400% as of December 31, 2021. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.67 billion at December 31, 2023 and net premiums written in 2023 of $4.5 billion, the ratio of premiums written to surplus was 2.68 to 1.

Insurance companies are required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its most recent ORSA Summary Report with the California DOI in November 2023. Compliance with the ORSA requirements did not have a material impact on the Company's consolidated financial statements.

The DOI in each state in which the Company operates is responsible for conducting periodic financial and market conduct examinations of the Insurance Companies in their states. Market conduct examinations typically review compliance with insurance statutes and regulations with respect to rating, underwriting, claims handling, billing, and other practices.

The following table presents a summary of recent examinations:

State	Exam Type	Period Under Review	Status
CA, FL, GA, IL, OK, TX	Coordinated Multi-state Financial	2018-2021	Received final examination reports.
TX	Market Conduct	2022	Examination commenced in the fourth quarter of 2023.

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

Credit Risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of December 31, 2023, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2022.
The following table presents municipal securities by state in descending order of holdings at fair value at December 31, 2023:

States	Fair Value	Average Rating
	(Amounts in thousands)
Florida	$301,743	A
Texas	234,404	AA-
California	217,330	AA-
New York	206,272	AA-
Illinois	172,500	A+
Other states	1,645,009	A+
Total	$2,777,258

At December 31, 2023, the municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Florida and Texas. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 47.0% of the Company’s fixed maturity portfolio at December 31, 2023. 8.6% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds, which were rated AAA at December 31, 2023. 0.2% of the Company’s taxable fixed maturity securities, representing 0.1% of its total fixed maturity portfolio, were rated below investment grade at December 31, 2023. Below investment grade issues are considered "watch list" items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At December 31, 2023, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $597.9 million in common stocks, $51.6 million in non-redeemable preferred stocks, and $81.2 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 11.4% of total investments at fair value at December 31, 2023. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured as the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at December 31, 2023 and 2022:

	December 31,
	2023	2022
	(Amounts in thousands, except Average Beta)
Average Beta	0.87	0.84
Hypothetical reduction of 25% in the overall value of the stock market	$129,742	$116,518
Hypothetical reduction of 50% in the overall value of the stock market	$259,483	$233,036

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
The fixed maturity portfolio at December 31, 2023, which represented 82.6% of total investments at December 31, 2023, at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 3.0 years at December 31, 2023.
If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at December 31, 2023 would decrease by $134.1 million and $268.2 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company’s fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Mercury General Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules I, II, and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Loss and loss adjustment expense reserves
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company estimates loss and loss adjustment expense reserves (loss reserves) to cover incurred losses and loss adjustment expenses. Specifically, loss reserves are established based on the Company’s assessment of claims pending and the development of prior years’ loss liabilities. As of December 31, 2023, the loss and loss adjustment expense reserves balance was $2.79 billion, which included catastrophe losses.

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
February 13, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Mercury General Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited the Mercury General Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules I, II, and IV (collectively, the consolidated financial statements), and our report dated February 13, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/    KPMG LLP
Los Angeles, California
February 13, 2024

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2023	2022
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $4,394,983; $4,226,790)	$4,319,336	$4,088,311
Equity securities (cost $654,939; $668,843)	730,693	699,552
Short-term investments (cost $179,375; $123,928)	178,491	122,937
Total investments	5,228,520	4,910,800
Cash	550,903	289,776
Receivables:
Premiums	607,025	571,910
Allowance for credit losses on premiums receivable	(5,300)	(5,800)
Premiums receivable, net of allowance for credit losses	601,725	566,110
Accrued investment income	59,128	52,474
Other	25,603	11,358
Total receivables	686,456	629,942
Reinsurance recoverables (net of allowance for credit losses $12; $0)	31,947	25,895
Deferred policy acquisition costs	293,844	266,475
Fixed assets, net	151,183	171,442
Operating lease right-of-use assets	14,406	20,183
Current income taxes	4,081	55,136
Deferred income taxes	33,013	42,903
Goodwill	42,796	42,796
Other intangible assets, net	8,333	9,212
Other assets	57,915	49,628
Total assets	$7,103,397	$6,514,188
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$2,785,702	$2,584,910
Unearned premiums	1,735,660	1,545,639
Notes payable	573,729	398,330
Accounts payable and accrued expenses	175,219	151,686
Operating lease liabilities	14,231	21,924
Other liabilities	270,711	289,568
Total liabilities	5,555,252	4,992,057
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000 shares; issued and outstanding 55,371; 55,371	98,947	98,947
Retained earnings	1,449,198	1,423,184
Total shareholders’ equity	1,548,145	1,522,131
Total liabilities and shareholders’ equity	$7,103,397	$6,514,188

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Net premiums earned	$4,274,378	$3,952,482	$3,741,948
Net investment income	234,630	168,356	129,727
Net realized investment gains (losses)	101,014	(488,080)	111,658
Other	19,609	10,308	10,024
Total revenues	4,629,631	3,643,066	3,993,357
Expenses:
Losses and loss adjustment expenses	3,517,853	3,362,219	2,760,155
Policy acquisition costs	708,525	654,612	633,385
Other operating expenses	279,656	279,718	283,397
Interest	24,169	17,232	17,113
Total expenses	4,530,203	4,313,781	3,694,050
Income (loss) before income taxes	99,428	(670,715)	299,307
Income tax expense (benefit)	3,092	(158,043)	51,370
Net income (loss)	$96,336	$(512,672)	$247,937
Net income (loss) per share:
Basic	$1.74	$(9.26)	$4.48
Diluted	$1.74	$(9.26)	$4.48

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Common stock, beginning of year	$98,947	$98,943	$98,970
Proceeds of stock options exercised	—	—	215
Share-based compensation expense	—	15	141
Withholding tax on stock options exercised	—	(11)	(383)
Common stock, end of year	98,947	98,947	98,943
Retained earnings, beginning of year	1,423,184	2,041,338	1,933,627
Net income (loss)	96,336	(512,672)	247,937
Dividends paid to shareholders	(70,322)	(105,482)	(140,226)
Retained earnings, end of year	1,449,198	1,423,184	2,041,338
Total shareholders’ equity, end of year	$1,548,145	$1,522,131	$2,140,281

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$96,336	$(512,672)	$247,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,240	82,390	79,056
Net realized investment (gains) losses	(101,014)	488,080	(111,658)
Net (gains) losses on sales of fixed assets	(5,879)	86	(17)
Loss on property held for sale	—	841	—
(Increase) decrease in premiums receivable	(35,615)	49,630	(26,670)
(Increase) decrease in reinsurance recoverables	(6,052)	19,105	3,488
Changes in current and deferred income taxes	60,945	(131,500)	(18,097)
Increase in deferred policy acquisition costs	(27,369)	(8,216)	(11,265)
Increase in loss and loss adjustment expense reserves	200,792	358,480	235,126
Increase in unearned premiums	190,021	25,840	113,926
Increase (decrease) in accounts payable and accrued expenses	23,162	(15,844)	(26,724)
Other, net	(14,579)	(3,631)	16,482
Net cash provided by operating activities	452,988	352,589	501,584
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(784,752)	(1,794,817)	(1,460,641)
Sales	276,805	856,291	336,201
Calls or maturities	294,309	480,023	518,557
Equity securities available for sale in nature:
Purchases	(1,356,493)	(1,042,913)	(958,008)
Sales	1,356,132	1,154,523	943,857
Changes in securities payable and receivable	(36,435)	22,124	8,327
(Increase) decrease in short-term investments	(48,446)	38,141	270,383
Purchases of fixed assets	(36,810)	(35,508)	(41,442)
Sales of fixed assets	29,876	3	27
Other, net	10,377	5,749	9,069
Net cash used in investing activities	(295,437)	(316,384)	(373,670)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(70,322)	(105,482)	(140,226)
Proceeds from stock options exercised	—	—	215
Payments on finance lease obligations	(1,102)	(1,504)	(825)
Proceeds from bank loan	175,000	25,000	—
Net cash provided by (used in) financing activities	103,576	(81,986)	(140,836)
Net increase (decrease) in cash	261,127	(45,781)	(12,922)
Cash:
Beginning of year	289,776	335,557	348,479
End of year	$550,903	$289,776	$335,557
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$23,000	$16,665	$16,616
Income taxes (refunded) paid, net	$(57,853)	$(26,542)	$69,467

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
General
Mercury General Corporation ("Mercury General") and its subsidiaries (referred to herein collectively as the "Company") are primarily engaged in writing personal automobile insurance through 12 Insurance Companies in 11 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical protection, fire, and umbrella insurance. The private passenger automobile line of insurance business was more than 62% of the Company’s direct premiums written in 2023, 2022, and 2021, and approximately 82%, 82%, and 87% of the private passenger automobile premiums were written in California in 2023, 2022, and 2021, respectively. Premiums written represents the premiums charged on policies issued during a fiscal period, which is a statutory measure designed to determine production levels.
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries:

Insurance Companies

Mercury Casualty Company ("MCC")	American Mercury Insurance Company
Mercury Insurance Company ("MIC")	American Mercury Lloyds Insurance Company(1)
California Automobile Insurance Company ("CAIC")	Mercury County Mutual Insurance Company(2)
California General Underwriters Insurance Company, Inc.	Mercury Indemnity Company of America
Mercury Insurance Company of Illinois	Orion Indemnity Company
Mercury Insurance Company of Georgia	Mercury Indemnity Company of Georgia

Non-Insurance Companies

Mercury Select Management Company, Inc.	AIS Management LLC
Mercury Insurance Services LLC	Auto Insurance Specialists LLC
Animas Funding LLC ("AFL")(3)	PoliSeek AIS Insurance Solutions, Inc.
Fannette Funding LLC ("FFL")(3)	Mercury Plus Insurance Services LLC
Mercury Information Technology Services LLC(4)	Mercury (Shanghai) Information Technology Services Co., Ltd. ("Mercury Shanghai")(5)
 __________
(1)American Mercury Lloyds Insurance Company is not owned but is controlled by the Company through its attorney-in-fact, Mercury Select Management Company, Inc.
(2)Mercury County Mutual Insurance Company is not owned but is controlled by the Company through a management contract.
(3)Special purpose investment vehicle.
(4)Parent company of Mercury Shanghai.
(5)Mercury Shanghai provides software development and related technical services to the Company's subsidiaries.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which differ in some respects from those filed in reports to insurance regulatory authorities. All intercompany transactions and balances have been eliminated.
Certain prior period amounts have been reclassified to conform with the current period presentation.

The Company did not have other comprehensive income (loss) in 2023, 2022 and 2021.
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

 The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of other receivables and accounts payable approximate their fair values. 98.4% of the fair value of its investments at December 31, 2023 is based on observable market prices, observable pricing parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at December 31, 2023 and 2022. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary of such VIEs. The Company's maximum exposure to loss with respect to these VIEs is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At December 31, 2023 and 2022, the Company had approximately $8 million and $9 million, respectively, in unfunded commitments to these VIEs.

Securities on Deposit
As required by statute, the Company’s insurance subsidiaries have securities deposited with the departments of insurance or similar governmental agencies in the states in which they are licensed to operate ("DOI") with fair values totaling approximately $15 million and $14 million at December 31, 2023 and 2022, respectively.
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

The table below presents a summary of deferred policy acquisition cost amortization and net advertising expense:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in millions)
Deferred policy acquisition cost amortization	$708.5	$654.6	$633.4
Net advertising expense	8.9	11.8	50.1
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

The Company periodically assesses long-lived assets or asset groups including building and equipment, for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. There were no impairment charges during 2023, 2022, and 2021.
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

The Company evaluates goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed their implied fair values. The Company qualitatively determines whether, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the qualitative assessments including future earnings, long-term strategies, and the Company’s annual planning and forecasting process. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the qualitative assessments could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. In addition, the Company evaluates other intangible assets using methods similar to those used for goodwill described above. As of December 31, 2023 and 2022, goodwill and other intangible impairment assessments indicated that there was no impairment.
Premium Revenue Recognition
Premium revenue is recognized on a pro-rata basis over the terms of the policies in proportion to the amount of insurance protection provided. Premium revenue includes installment and other fees for services which are recognized in the periods in which the services are rendered. Unearned premiums represent the portion of the written premium related to the unexpired policy term. Unearned premiums are predominantly computed monthly on a pro-rata basis and are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other assets. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs and maintenance costs, partially offset by investment income, to related unearned premiums. To the extent that any of the Company’s lines of insurance business become unprofitable, a premium deficiency reserve may be required. Net premiums written, a statutory measure designed to determine production levels, was $4.46 billion, $3.98 billion, and $3.86 billion in 2023, 2022, and 2021, respectively.
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

Earnings (Loss) Per Share
Basic earnings (loss) per share excludes dilution and reflects net income (loss) divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings (loss) per share is based on the weighted average shares of common stock and potential dilutive securities outstanding during the periods presented. At December 31, 2023, potentially dilutive securities consisted of outstanding stock options. See Note 17. Earnings (Loss) Per Share, for the required disclosures relating to the calculation of basic and diluted earnings (loss) per share.
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

The Company’s deferred income taxes usually include a combination of ordinary and capital deferred tax benefits and expenses. At December 31, 2023, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by unearned premiums and loss reserve discounting. These deferred tax assets were substantially offset by deferred tax liabilities resulting from deferred policy acquisition costs. In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment.

Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. The Company also has various deferred tax liabilities that represent sources of future ordinary taxable income. Management’s recoverability assessment with regard to its capital deferred tax assets is based on estimates of anticipated capital gains, tax-planning strategies available to generate future taxable capital gains, and the Company's capacity to absorb capital losses carried back to prior years, each of which would contribute to the realization of deferred tax benefits. The Company has significant unrealized gains in its investment portfolio that could be realized through asset dispositions, at management’s discretion. In addition, the Company expects to hold certain debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a portion of the unrealized loss positions at December 31, 2023, are fully realizable at maturity. Management believes its long-term time horizon for holding these securities allows it to avoid any forced sales prior to maturity. Further, the Company has the capability to generate additional realized capital gains by entering into sale-leaseback transactions using one or more of its appreciated real estate holdings. The realized gains on the real estate holdings could be used to realize both ordinary and capital deferred tax assets. The Company also has the capacity to recoup capital deferred tax assets through tax capital loss carryback claims for taxes paid within permitted carryback periods.
The Company has the capability to implement tax planning strategies and it has a steady history of generating positive cash flows from operations and believes that its liquidity needs can be met in future periods without the forced sale of its investments. This capability assists management in controlling the timing and amount of realized losses generated during future periods. By prudent utilization of some or all of these strategies, management has the intent and believes that it has the ability to generate capital gains and minimize tax losses in a manner sufficient to avoid losing the benefits of its deferred tax assets. Management will continue to assess the need for a valuation allowance on a quarterly basis. Although realization is not assured, management believes it is more likely than not that the Company’s deferred tax assets will be realized.

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

The effect of reinsurance on property and casualty premiums written and earned was as follows:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Premiums Written
Direct	$4,531,942	$4,018,057	$3,877,476
Ceded	(109,644)	(81,256)	(65,521)
Assumed	15,353	10,743	13,361
Net	$4,437,651	$3,947,544	$3,825,316
Premiums Earned
Direct	$4,339,333	$3,993,771	$3,764,626
Ceded	(109,445)	(80,950)	(65,017)
Assumed	15,481	10,821	13,301
Net	$4,245,369	$3,923,642	$3,712,910

The Company recognized ceded premiums earned of approximately $109 million, $81 million, and $65 million in 2023, 2022, and 2021, respectively, which are included in net premiums earned in its consolidated statements of operations, and ceded losses and loss adjustment expenses of approximately $10 million, $(13) million, and $(10) million in 2023, 2022, and 2021, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The negative ceded losses and loss adjustment expenses in each of 2022 and 2021 was primarily the result of favorable development on prior years' catastrophe losses that had previously been ceded to the Company's reinsurers.

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

Revenue from Contracts with Customers

The Company's revenue from contracts with customers that are in scope of Topic 606 represents the commission income that the Company's 100% owned insurance agencies, Auto Insurance Specialists LLC ("AIS") and PoliSeek AIS Insurance Solutions, Inc. ("Poliseek"), earned from third-party insurers. The Company's commission income from third-party insurers was approximately $20.8 million, $18.2 million and $20.2 million, with related expenses of approximately $11.4 million, $11.0 million and $12.8 million, for the years ended December 31, 2023, 2022 and 2021, respectively. Due to the immateriality of the Company's commission income and its related expenses to the overall consolidated financial statements, the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting in accordance with Topic 280,

Segment Reporting (see Note 19. Segment Information).

AIS and PoliSeek are primarily engaged in the marketing and sales of insurance policies in private passenger automobile, commercial automobile and homeowners lines of business. Their revenues primarily consist of commission income received from property and casualty insurers. The primary performance obligation of AIS and Poliseek in return for the commission income from the insurers is to complete the sale of the policy and deliver the control of the policy to the insurer prior to the policy effective date. The total revenue from the sale of a policy is recognized when the sale is complete and the policy is effective as all the material aspects of the performance obligation are satisfied and the insurer is deemed to obtain control of the insurance policy at that time. The commission income is constrained such that the revenue is recognized only to the extent that the commission income received is not likely to be returned to the insurers due to policy cancellations. Any commission income not received when the sale is complete is recognized as commission income receivable, which is included in other receivables in the Company's consolidated balance sheets. Commission income receivable at December 31, 2023 and 2022 was approximately $1.6 million and $1.3 million, respectively.

A refund liability is recorded for the expected amount of the commission income that has to be returned to the insurers based on estimated policy cancellations. The refund liability is computed for the entire portfolio of contracts as a practical expedient, using the expected value method based on all relevant information, including historical data. The refund liability at December 31, 2023 and 2022 was approximately $1.0 million and $0.8 million, respectively, which was included in other liabilities in the Company's consolidated balance sheets.

As of December 31, 2023 and 2022, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

Capitalized Implementation Costs for Cloud Computing Arrangements

The majority of the Company's cloud computing arrangements relate to service contracts with third parties that host the Company's data and computing infrastructure that are used in providing services to and supporting transactions with its existing or potential policyholders and insurance agents. The balance of capitalized implementation costs for cloud computing arrangements, net of accumulated amortization, was $0.2 million and $1.1 million at December 31, 2023 and 2022, respectively, which is included in other assets in the Company's consolidated balance sheets. The accumulated amortization was $5.5 million and $4.7 million at December 31, 2023 and 2022, respectively. The total amortization expense related to such capitalized implementation costs was $0.9 million, $2.8 million, $3.9 million for the years ended December 31, 2023, 2022, and 2021, respectively, which is included in other operating expenses in the Company's consolidated statements of operations.

Allowance for Credit Losses

Financial Instruments - Credit Losses (Topic 326) uses the "expected loss" methodology for recognizing credit losses for financial assets that are not accounted for at fair value through net income. The Company's investment portfolio, excluding accrued investment income, was not affected by Topic 326 as it applies the fair value option to all of its investments. The estimated allowance amounts for credit losses at December 31, 2023 and December 31, 2022 primarily related to premiums receivable.

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

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Year Ended December 31,
	2023	2022	2021

Beginning balance	$5,800	$6,000	$10,000
Provision during the period for expected credit losses	2,819	4,213	(893)
Write-off amounts during the period	(3,879)	(5,027)	(3,693)
Recoveries during the period of amounts previously written off	560	614	586
Ending balance	$5,300	$5,800	$6,000

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

The following table presents a summary of changes in allowance for credit losses on reinsurance recoverables:

	Year Ended December 31,
	2023	2022	2021

Beginning balance	$—	$—	$91
Provision during the period for expected credit losses	12	—	(91)
Write-off amounts during the period	—	—	—
Recoveries during the period of amounts previously written off	—	—	—
Ending balance	$12	$—	$—

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

As a general policy, the Company writes off the accrued interest receivable balance when it receives a default notice or when the scheduled interest payment is not received, unless management determines that the default is temporary considering all of the relevant information. The Company believes that for the majority of its investment securities, writing off the uncollectible interest receivable balance within a year from the due date is considered timely. In all cases, the Company writes off the accrued interest receivable immediately if management determines that it is not reasonably expected that the payment will be received. The Company's accrued interest receivable balances are included in accrued investment income receivables in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off for the years ended December 31, 2023, 2022 and 2021.

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for the Company in the annual period beginning January 1, 2025, though early adoption is permitted. The Company is evaluating the presentational effect that ASU 2023-09 will have on its consolidated financial statements and expects presentation changes to its note on income taxes.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information, including significant segment expenses, on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the Chief Operating Decision Maker (“CODM”) uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment information, such as depreciation, amortization and depletion expense amounts, to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or other interbank offered rates expected to be discontinued because of reference rate reform. ASU 2020-04 was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848," which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company does not expect any material impact on its consolidated financial statements and related disclosures resulting from applying these ASUs.

2. Financial Instruments
Financial instruments recorded in the consolidated balance sheets include investments, other receivables, options sold, accounts payable, and notes payable. Due to their short-term maturity, the carrying values of other receivables and accounts payable approximate their fair values. All investments are carried at fair value in the consolidated balance sheets.

The following table presents the fair values of financial instruments:

	December 31,
	2023	2022
	(Amounts in thousands)
Assets
Investments	$5,228,520	$4,910,800
Note receivable	9,974	—
Liabilities
Options sold	1,955	162
Notes payable	557,710	375,631

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

Notes payable

The fair values of the Company’s publicly traded $375 million unsecured notes at December 31, 2023 and 2022 and its $200 million and $25 million drawn under the unsecured credit facility at December 31, 2023 and 2022 were obtained from third party pricing services.

For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 4. Fair Value Measurements.

3. Investments

The following table presents gains (losses) due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Fixed maturity securities	$62,833	$(260,223)	$(39,649)
Equity securities	45,046	(185,694)	107,701
Short-term investments	107	88	(141)
Total gains (losses)	$107,986	$(445,829)	$67,911

The following table presents gross gains (losses) realized on the sales of investments:

	Year Ended December 31,
	2023			2022			2021
	(Amounts in thousands)
	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net
Fixed maturity securities	$1,783	$(3,246)	$(1,463)	$863	$(71,425)	$(70,562)	$2,306	$(6,690)	$(4,384)
Equity securities	76,844	(91,109)	(14,265)	86,168	(61,252)	24,916	64,061	(18,826)	45,235
Short-term investments	—	(4)	(4)	8	(2,500)	(2,492)	236	(381)	(145)
Contractual Maturity
At December 31, 2023, fixed maturity holdings rated below investment grade and non-rated comprised 0.4% of total investments at fair value. Additionally, the Company owns securities that are credit enhanced by financial guarantors that are subject to uncertainty related to market perception of the guarantors’ ability to perform. Determining the estimated fair value of municipal bonds could become more difficult should markets for these securities become illiquid.

The following table presents the estimated fair values of the Company's fixed maturity securities at December 31, 2023 by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
(Amounts in thousands)
Fixed maturity securities:
Due in one year or less	$306,970
Due after one year through five years	935,982
Due after five years through ten years	888,429
Due after ten years	2,187,955
Total	$4,319,336

Investment Income
The following table presents a summary of net investment income:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Fixed maturity securities	$173,167	$127,336	$100,001
Equity securities	44,223	43,495	35,064
Cash and Short-term investments	23,741	3,495	1,059
Total investment income	$241,131	$174,326	$136,124
Less: investment expense	(6,501)	(5,970)	(6,397)
Net investment income	$234,630	$168,356	$129,727

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities
The Company’s fair value measurements are based on the market approach, which utilizes market transaction data for the same or similar instruments. The Company obtained unadjusted fair values on 98.4% of its investment portfolio from an independent pricing service at December 31, 2023.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $33.0 million and $27.3 million in commercial mortgage-backed securities at December 31, 2023 and 2022, respectively.

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
Level 3 measurements—Fair values of financial assets are based on inputs that are both unobservable and significant to the overall fair value measurement, including any items in which the evaluated prices obtained elsewhere were deemed to be of a distressed trading level. At December 31, 2023 and 2022, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
Fair value measurement using NAV practical expedient - The fair values of the Company's investment in private equity funds measured at net asset value are determined using net asset value ("NAV") as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. At December 31, 2023, the Company had capital invested in three such funds: the strategy of two such funds with a combined fair value of approximately $79.2 million at December 31, 2023 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers, and equity interests in vehicles established to purchase and warehouse loans; and the strategy of the other such fund with a fair value of approximately $2.0 million at December 31, 2023 is to achieve long-term capital appreciation through privately-negotiated venture capital investments in seed- and early-stage portfolio companies with technology-enabled business models. The Company had approximately $8 million in unfunded commitments at December 31, 2023 with respect to the private equity funds measured at NAV. The underlying assets of the funds are expected to be liquidated over the period of approximately one year to nine years from December 31, 2023. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$123,182	$51,268	$—	$174,450
Municipal securities	—	2,777,258	—	2,777,258
Mortgage-backed securities	—	186,887	—	186,887
Corporate securities	—	599,630	—	599,630
Collateralized loan obligations	—	484,947	—	484,947
Other asset-backed securities	—	96,164	—	96,164
Total fixed maturity securities	123,182	4,196,154	—	4,319,336
Equity securities:
Common stock	597,888	—	—	597,888
Non-redeemable preferred stock	—	51,563	—	51,563
Private equity funds measured at net asset value (1)				81,242
Total equity securities	597,888	51,563	—	730,693
Short-term investments:
Short-term bonds	12,015	1,838	—	13,853
Money market instruments	164,595	—	—	164,595
Other	43	—	—	43
Total short-term investments	176,653	1,838	—	178,491
Other assets:
Note receivable	—	9,974	—	9,974
Total assets at fair value	$897,723	$4,259,529	$—	$5,238,494
Liabilities
Other liabilities:
Options sold	1,955	—	—	1,955
Total liabilities at fair value	$1,955	$—	$—	$1,955

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$103,519	$55,088	$—	$158,607
Municipal securities	—	2,737,183	—	2,737,183
Mortgage-backed securities	—	166,260	—	166,260
Corporate securities	—	569,553	—	569,553
Collateralized debt obligations	—	320,252	—	320,252
Other asset-backed securities	—	136,456	—	136,456
Total fixed maturity securities	103,519	3,984,792	—	4,088,311
Equity securities:
Common stock	558,169	—	—	558,169
Non-redeemable preferred stock	—	51,236	—	51,236
Private equity funds measured at net asset value (1)				90,147
Total equity securities	558,169	51,236	—	699,552
Short-term investments:
Short-term bonds	51,638	8,238	—	59,876
Money market instruments	63,021	—	—	63,021
Other	40	—	—	40
Total short-term investments	114,699	8,238	—	122,937
Total assets at fair value	$776,387	$4,044,266	$—	$4,910,800
Liabilities
Other liabilities:
Options sold	162	—	—	162
Total liabilities at fair value	$162	$—	$—	$162
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy in 2023 and 2022.

At December 31, 2023 and 2022, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$373,729	$357,765	$—	$357,765	$—
Unsecured credit facility	200,000	199,945	—	199,945	—
Total	$573,729	$557,710	$—	$557,710	$—

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$373,330	$350,644	$—	$350,644	$—
Unsecured credit facility	25,000	24,987	—	24,987	—
Total	$398,330	$375,631	$—	$375,631	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at December 31, 2023 and 2022 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 8. Notes Payable for additional information on unsecured notes.
Unsecured Credit Facility
The fair value of the Company's $200 million and $25 million drawn under the unsecured credit facility at December 31, 2023 and 2022 are based on the unadjusted quoted price for similar notes in active markets. See Note 8. Notes Payable for additional information on unsecured credit facility.

5. Fixed Assets
The following table presents the components of fixed assets:

	December 31,
	2023	2022
	(Amounts in thousands)
Land	$9,713	$18,152
Buildings and improvements	65,408	105,526
Furniture and equipment	30,862	45,829
Capitalized software	344,654	314,092
Leasehold improvements	2,892	5,471
	453,529	489,070
Less: accumulated depreciation and amortization	(302,346)	(317,628)
Fixed assets, net	$151,183	$171,442

Depreciation expense, including amortization of leasehold improvements, was $33.8 million, $34.3 million, and $32.5 million for 2023, 2022, and 2021, respectively.

An office building located in Clearwater, Florida was initially classified as a property held for sale at December 31, 2022, and $20.2 million of the property held for sale, which represented the fair value of the property less the estimated costs to sell, was included in other assets in the Company's consolidated balance sheets on that date. The loss of $0.8 million recognized for the held-for-sale classification was included in other operating expenses in the Company's consolidated statements of operations for the year ended December 31, 2022. The Company completed the sale of this property on March 31, 2023 for a total sale price of $19.6 million, and recognized a loss of $1.8 million associated with the sale, which was included in other revenues in the Company's consolidated statements of operations for the year ended December 31, 2023. $9.8 million of the total sale price was received in the form of a promissory note (the "Note"). $8.5 million of the sale price, after settlement of selling expenses and outstanding amounts due on the property, was received in cash. Only the cash received on the sale of the property is included in the Company's consolidated statements of cash flows for the year ended December 31, 2023. The Note is secured by the property sold, and bears interest at an annual rate of 7.0% for the first two years, with an adjustment to the greater of 7.0% or the rate on a one-year U.S. Treasury Bill at the two-year anniversary for the remainder of the term. The term of the Note is four years and interest is paid in monthly installments. In connection with the sale of the property, the Company entered into a lease agreement whereby the Company leased 14,883 square feet of office space, or approximately 9% of the total space of the property sold, from the new owner of the property. The lease term is five years, commencing on April 1, 2023, and the average annual base rent is approximately $0.4 million.

The Company completed the sale of an office building located in Rancho Cucamonga, California in May 2023 for a total sale price of $22.3 million, and recognized a gain of $7.9 million associated with the sale, which is included in other revenues in the Company's consolidated statements of operations for the year ended December 31, 2023. The Company received $21.4 million in cash, after settlement of selling expenses. In connection with the sale of the property, the Company entered into a lease agreement whereby the Company leased 6,000 square feet of office space, or approximately 5% of the total space of the property sold, from the new owner of the property. The lease term is two years, commencing on May 16, 2023, and the average annual base rent is approximately $0.2 million. This office building was initially classified as a property held for sale at March 31, 2023, and $13.6 million of the property held for sale, which represented the carrying amount of the property, was included in other assets in the Company's consolidated balance sheets until completion of the sale.

In addition, an office building located in Brea, California was classified as a property held for sale at September 30, 2023, and $10.8 million of the property held for sale, which represented the carrying amount of the property, was included in other assets in the Company's consolidated balance sheets at December 31, 2023. The Company is actively engaged in selling this office building as most of its employees currently work from home and this property is being used on a limited basis.

6. Deferred Policy Acquisition Costs
Deferred policy acquisition costs were as follows:

	December 31,
	2023	2022	2021
	(Amounts in thousands)
Balance, beginning of year	$266,475	$258,259	$246,994
Policy acquisition costs deferred	735,894	662,828	644,650
Amortization	(708,525)	(654,612)	(633,385)
Balance, end of year	$293,844	$266,475	$258,259

7. Leases

The Company has operating leases for office space for insurance operations and administrative functions, automobiles for certain employees and general uses, and office equipment such as printers and computers. In addition, the Company has finance leases for electronic data processing ("EDP") equipment. As of December 31, 2023, the Company's leases had remaining terms ranging from less than one year to approximately six years. These leases may contain provisions for periodic adjustments to rates and charges applicable under such lease agreements. These rates and charges also may vary with the Company's level of use. Certain of these leases include one or more options to renew or early terminate, and the exercise of these options is at the Company's sole discretion. Certain leases also include options to purchase the leased property. The Company's lease agreements do not contain any residual value guarantees.

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

The components of lease cost along with its classification on the Company's consolidated statements of operations were as follows:

		Year Ended December 31,
Lease Cost	Classification	2023	2022	2021
		(Amounts in thousands)
Operating lease cost (1)	Other operating expenses	$11,674	$14,747	$15,846
Finance lease cost:
Amortization of assets	Other operating expenses	1,241	1,288	719
Interest on lease liabilities	Interest expense	40	54	25
Variable lease cost (1)	Other operating expenses	1,100	2,184	1,500
Sublease income (2)	Other revenue	(799)	(492)	(11)
Net lease cost		$13,256	$17,781	$18,079
__________
(1) Includes short-term leases, which are immaterial.
(2) The Company subleased certain leased office space to third parties in 2023, 2022 and 2021.

The components of lease assets and liabilities along with their classification on the Company's consolidated balance sheets were as follows:

		December 31,
Lease Assets and Liabilities	Classification	2023	2022
		(Amounts in thousands)
Operating lease assets	Operating lease right-of-use assets	$14,406	$20,183
Operating lease liabilities	Operating lease liabilities	14,231	21,924
Finance lease assets	Other assets	2,996	4,233
Finance lease liabilities	Other liabilities	2,841	3,573

Weighted-average lease term and discount rate were as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term (in years):
Operating leases	2.6	2.9
Finance leases	2.5	3.5

Weighted-average discount rate:
Operating leases	4.37%	2.84%
Finance leases	1.37%	1.29%

Supplemental cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,010	$15,815	$16,158
Operating cash flows from finance leases	41	54	25
Financing cash flows from finance leases	1,102	1,504	825

ROU assets obtained in exchange for lease liabilities:
Operating leases	6,587	4,677	4,904
Finance leases	—	1,951	1,115

Maturities of lease liabilities as of December 31, 2023 were as follows:

Year	Operating Leases	Finance Leases
	(Amounts in thousands)
2024	$7,282	$1,449
2025	4,039	1,032
2026	2,351	405
2027	1,362	—
2028	243	—
Total lease payments	$15,277	$2,886
Less: Imputed interest	1,046	45
Total lease obligations	$14,231	$2,841

As of December 31, 2023, the Company had additional lease commitments that have not yet commenced of approximately $3 million with each lease term of approximately four to six years. These leases will commence in 2024.

8. Notes Payable

The following table presents information about the Company's notes payable:

				December 31,
	Lender	Interest Rate	Expiration	2023	2022
				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, BMO Bank, and U.S. Bank	Term SOFR plus 112.5-150.0 basis points	November 16, 2026	200,000	25,000
Total principal amount				575,000	400,000
Less unamortized discount and debt issuance costs(3)				1,271	1,670
Total				$573,729	$398,330
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
(2)On March 31, 2021, the Company entered into an unsecured $75 million five-year revolving credit facility. On November 18, 2022, the Company entered into the First Amendment to this credit facility. The First Amendment extended the maturity date of the loan to November 16, 2026 from March 31, 2026 with possible further extension if certain conditions are met, increased the aggregate commitments by all the lenders to $200 million from $75 million, and replaced the LIBOR with the term SOFR. On November 30, 2023, the Company entered into the Second Amendment to this credit facility, which further increased the aggregate commitments by all the lenders to $250 million from $200 million. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from Term SOFR plus 112.5 basis points when the ratio is under 20% to Term SOFR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 27.1% at December 31, 2023, resulting in a 17.5 basis point commitment fee on any undrawn portion of the credit facility. As of February 13, 2024, a total of $200 million was drawn under this facility on a three-month revolving basis at an annual interest rate of approximately 6.84%, with $50 million available to be drawn. The Company contributed $150 million of the total amount drawn to the surplus of its consolidated insurance subsidiaries, and used the remainder for general corporate purposes.
(3)The unamortized discount and debt issuance costs are associated with the publicly traded $375 million senior unsecured notes. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized costs of approximately $0.8 million associated with entering into the $250 million unsecured revolving credit facility maturing on November 16, 2026 are included in other assets in the Company's consolidated balance sheets and amortized to interest expense over the term of the credit facility.

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ("RBC") ratio under the unsecured credit facility at December 31, 2023.

Debt maturities for each of the next five years and thereafter as of December 31, 2023 are as follows:

Maturity	Amounts
(in thousands)
2024	$—
2025	—
2026	200,000
2027	375,000
2028	—
Thereafter	—
Total	$575,000

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

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains in the consolidated statements of operations:

	Liability Derivatives
	December 31, 2023	December 31, 2022
	(Amounts in thousands)
Options sold - Other liabilities	$1,955	$162
Total derivatives	$1,955	$162

	Gains Recognized in Income
	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Options sold - Net realized investment gains (losses)	$8,586	$5,887	$3,045
Total	$8,586	$5,887	$3,045

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

10. Goodwill and Other Intangible Assets

Goodwill
There were no changes in the carrying amount of goodwill during 2023 and 2022. No accumulated goodwill impairment losses existed at December 31, 2023 and 2022. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during 2023 and 2022. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 19. Segment Information for additional information on the reportable business segment).

Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of December 31, 2023
Customer relationships	$54,862	$(53,704)	$1,158	11
Trade names	15,400	(9,625)	5,775	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total intangible assets, net	$75,962	$(67,629)	$8,333

As of December 31, 2022
Customer relationships	$54,862	$(53,467)	$1,395	11
Trade names	15,400	(8,983)	6,417	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total intangible assets, net	$75,962	$(66,750)	$9,212

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during 2023 and 2022.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $0.9 million, $1.0 million, and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. None of the intangible assets with definite useful lives are anticipated to have a residual value.

The following table presents the estimated future amortization expense related to other intangible assets as of December 31, 2023:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
2024	$851
2025	807
2026	807
2027	807
2028	807
Thereafter	2,854
Total	$6,933

11. Income Taxes

Income tax provision
The Company and its subsidiaries file a consolidated federal income tax return. The income tax expense (benefit) consisted of the following components:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Federal
Current	$(3,840)	$(62,355)	$37,391
Deferred	10,523	(93,562)	11,349
	$6,683	$(155,917)	$48,740
State
Current	$(2,958)	$784	$1,542
Deferred	(633)	(2,910)	1,088
	$(3,591)	$(2,126)	$2,630
Total
Current	$(6,798)	$(61,571)	$38,933
Deferred	9,890	(96,472)	12,437
Total	$3,092	$(158,043)	$51,370

In computing taxable income, property and casualty insurers reduce underwriting income by losses and loss adjustment expenses incurred. The amount of the deduction for losses incurred associated with unpaid losses is discounted at the interest rates and for the loss payment patterns prescribed by the U.S. Treasury.

The Inflation Reduction Act of 2022 introduced a new Corporate Alternative Minimum Tax (“CAMT”) on the adjusted financial statement income of applicable corporations. The provision is effective for tax years beginning after December 31, 2022, and was enacted on August 16, 2022. The Company has determined that averaged adjusted financial statement income is below the thresholds such that the Company does not expect to be liable for any CAMT.

The following table presents a reconciliation of the tax expense based on the statutory rate to the Company's actual tax expense in the consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Computed tax expense (benefit) at 21%	$20,880	$(140,850)	$62,854
Tax-exempt interest income	(13,640)	(11,864)	(11,577)
Dividends received deduction	(1,237)	(1,364)	(1,311)
State tax (benefit) expense	(3,539)	(1,597)	2,134
Nondeductible expenses	639	279	843
Other, net	(11)	(2,647)	(1,573)
Income tax expense (benefit)	$3,092	$(158,043)	$51,370
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

The following table presents the significant components of the Company’s net deferred tax assets and liabilities:

	December 31,
	2023	2022
	(Amounts in thousands)
Deferred tax assets:
20% of net unearned premiums	$75,394	$67,285
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	25,340	21,606
Expense accruals	11,262	11,578
Tax asset on net unrealized loss on securities carried at fair value	166	22,802
Other deferred tax assets	8,743	6,511
Total gross deferred tax assets	120,905	129,782

Deferred tax liabilities:
Deferred policy acquisition costs	(61,707)	(55,960)
Tax depreciation in excess of book depreciation	(6,801)	(11,029)
Undistributed earnings of insurance subsidiaries	(1,511)	(1,898)
Tax amortization in excess of book amortization	(8,904)	(7,466)
Other deferred tax liabilities	(8,969)	(10,526)
Total gross deferred tax liabilities	(87,892)	(86,879)

Net deferred tax assets	$33,013	$42,903

The Company had federal net operating loss carryforwards of approximately $19.7 million and $5.7 million at December 31, 2023 and 2022, respectively. $2.1 million of the total federal net operating loss carryforward at December 31, 2023 will begin to expire in 2028 and the remaining $17.6 million can be carried forward indefinitely for federal tax purposes.

Uncertainty in Income Taxes
The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements.

The total amount of unrecognized tax benefits related to tax uncertainties decreased by approximately $2.1 million during the 12 months ended December 31, 2023. The decrease was the result of a resolution related to a California Franchise Tax Board audit for tax years 2012 and 2013.

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

The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits:

	December 31,
	2023	2022
	(Amounts in thousands)
Balance at January 1	$4,380	$4,380
Additions (reductions) based on tax positions related to:
Current year	—	—
Prior years	(2,118)	—
Balance at December 31	$2,262	$4,380

If unrecognized tax benefits were recognized, approximately $3.9 million and $6.6 million, including accrued interest, penalties and federal tax benefit related to unrecognized tax benefits, would impact the Company’s effective tax rate at December 31, 2023 and 2022, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of income taxes. The Company recognized an accrued net (benefit) expense related to interest and penalties of approximately $(1.2) million, $0.4 million, and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company carried an accrued interest and penalty balance of approximately $2.5 million and $3.7 million at December 31, 2023 and 2022, respectively.

12. Loss and Loss Adjustment Expense Reserves
The following table presents the activity in loss and loss adjustment expense reserves:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Gross reserves at January 1	$2,584,910	$2,226,430	$1,991,304
Reinsurance recoverables on unpaid losses	(25,323)	(41,379)	(54,461)
Net reserves at January 1	2,559,587	2,185,051	1,936,843
Incurred losses and loss adjustment expenses related to:
Current year	3,553,801	3,314,938	2,786,246
Prior years	(35,948)	47,281	(26,091)
Total incurred losses and loss adjustment expenses	3,517,853	3,362,219	2,760,155
Loss and loss adjustment expense payments related to:
Current year	2,080,690	1,862,006	1,601,998
Prior years	1,243,196	1,125,677	909,949
Total payments	3,323,886	2,987,683	2,511,947
Net reserves at December 31	2,753,554	2,559,587	2,185,051
Reinsurance recoverables on unpaid losses	32,148	25,323	41,379
Gross reserves at December 31	$2,785,702	$2,584,910	$2,226,430

During 2022, inflationary trends accelerated to their highest level in decades, which had a significant impact on the cost of automobile parts and labor as well as medical expenses for bodily injuries, and supply chain and labor shortage issues lengthened the time to repair vehicles. Bodily injury costs were also under pressure from social inflation. The severe inflationary trend continued into 2023, but began moderating as the year progressed. These factors contributed to higher losses and loss adjustment expenses related to the current accident year for 2023 and 2022 compared to 2021.

The decrease in the provision for insured events of prior years in 2023 of approximately $35.9 million primarily resulted from lower than estimated losses and loss adjustment expenses in the private passenger automobile and homeowners lines of insurance business, partially offset by unfavorable reserve development in the commercial property line of insurance business. The moderating inflationary trend in 2023 relative to 2022 discussed above was the major contributor to the favorable reserve development in the private passenger automobile line of insurance business for 2023.

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

The Company recorded catastrophe losses net of reinsurance of approximately $239 million, $102 million, and $104 million in 2023, 2022, and 2021, respectively. Catastrophe losses due to the events that occurred in 2023 totaled approximately

$247 million, with no reinsurance benefits used for these losses, resulting primarily from rainstorms and hail in Texas and Oklahoma, winter storms and rainstorms in California, and the impact of Tropical Storm Hilary in California. In addition, the Company experienced favorable development of approximately $8 million on prior years' catastrophe losses in 2023. Catastrophe losses due to the events that occurred in 2022 totaled approximately $101 million, with no reinsurance benefits used for these losses, resulting primarily from the deep freeze of Winter Storm Elliott and other extreme weather events in Texas, Oklahoma and Georgia, winter storms in California, and the impact of Hurricane Ian in Florida. In addition, the Company experienced unfavorable development of approximately $1 million on prior years' catastrophe losses in 2022. Catastrophe losses due to the events that occurred in 2021 totaled approximately $109 million, with no reinsurance benefits used for these losses, resulting primarily from the deep freeze of Winter Storm Uri and other extreme weather events in Texas and Oklahoma, rainstorms, wildfires and winter storms in California, and the impact of Hurricane Ida in New Jersey and New York. In addition, the Company experienced favorable development of approximately $5 million on prior years' catastrophe losses in 2021.

The following is information about incurred and paid claims development as of December 31, 2023, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our two major product lines: automobile and homeowners lines of business. As the information presented is for these two major product lines only, the total incurred and paid claims development shown below does not correspond to the aggregate development presented in the table above, which is for all product lines and includes unallocated claims adjustment expenses. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated amount for unreported claims. The number of claims is measured by claim event (such as a car accident or storm damage) and an individual claim event may result in more than one reported claim. The Company considers a claim that does not result in a liability as a claim closed without payment.

The information about incurred and paid claims development for the years ended December 31, 2014 to 2022 is presented as unaudited supplementary information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Automobile Insurance)											As of December 31, 2023
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023
	(Amounts in thousands)										(Amounts in thousands)
2014	$1,467,175	$1,454,366	$1,473,545	$1,486,322	$1,498,504	$1,501,075	$1,501,713	$1,501,850	$1,502,161	$1,502,313	$58	180
2015		1,551,105	1,588,443	1,610,839	1,634,435	1,645,950	1,649,170	1,653,878	1,654,843	1,655,267	336	170
2016			1,672,853	1,669,642	1,713,696	1,731,997	1,732,410	1,740,807	1,743,417	1,745,513	2,544	155
2017				1,703,857	1,727,277	1,741,825	1,733,425	1,748,289	1,755,702	1,754,356	4,910	149
2018					1,781,817	1,773,502	1,785,071	1,806,240	1,807,297	1,811,302	12,992	147
2019						1,916,269	1,911,268	1,959,262	1,954,151	1,951,924	22,464	148
2020							1,514,551	1,448,083	1,452,343	1,430,973	36,124	91
2021								1,811,064	1,879,751	1,854,319	96,072	104
2022									2,255,032	2,264,193	238,987	116
2023										2,349,659	673,888	100
									Total	$18,319,819
__________
(1) The information for the years 2014 to 2022 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Automobile Insurance)
	For the Years Ended December 31,
Accident Year	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023
	(Amounts in thousands)
2014	$967,481	$1,231,413	$1,358,472	$1,432,472	$1,476,944	$1,490,366	$1,496,814	$1,500,243	$1,501,483	$1,502,305
2015		1,040,253	1,336,223	1,466,368	1,560,480	1,614,188	1,634,780	1,643,443	1,651,465	1,654,069
2016			1,094,006	1,395,199	1,554,217	1,656,192	1,699,069	1,722,293	1,736,697	1,740,902
2017				1,076,079	1,399,202	1,561,850	1,648,328	1,701,298	1,733,196	1,746,147
2018					1,082,127	1,417,637	1,588,049	1,697,228	1,757,923	1,784,876
2019						1,134,859	1,494,342	1,698,121	1,828,410	1,896,186
2020							825,398	1,089,096	1,242,000	1,328,686
2021								992,705	1,410,748	1,599,756
2022									1,237,725	1,743,364
2023										1,313,943
									Total	$16,310,234
				All outstanding liabilities before 2014, net of reinsurance						10
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$2,009,595
__________
(1) The information for the years 2014 to 2022 is presented as unaudited supplemental information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Homeowners Insurance)											As of December 31, 2023
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023
	(Amounts in thousands)										(Amounts in thousands)
2014	$199,298	$202,621	$203,218	$202,513	$204,986	$208,003	$208,743	$209,622	$209,071	$208,990	$—	25
2015		234,800	234,881	233,501	236,855	238,652	239,941	240,927	237,872	237,994	150	24
2016			250,691	259,489	259,497	259,708	260,496	259,984	259,722	259,701	48	24
2017				309,491	295,163	288,322	289,869	289,294	291,360	290,909	227	30
2018					311,798	308,361	310,695	305,292	306,347	308,345	3,131	25
2019						359,643	366,139	361,421	360,609	360,140	1,278	30
2020							420,257	411,404	413,882	411,408	5,728	29
2021								510,724	511,311	504,086	11,687	31
2022									578,489	562,562	23,284	30
2023										717,988	147,258	39
									Total	$3,862,123
__________
(1) The information for the years 2014 to 2022 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Homeowners Insurance)
	For the Years Ended December 31,
Accident Year	2014(1)	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023
	(Amounts in thousands)
2014	$139,615	$186,996	$194,605	$198,758	$202,193	$203,333	$207,524	$207,801	$208,737	$208,866
2015		163,196	213,994	224,178	230,480	234,683	235,971	236,143	236,983	237,651
2016			173,537	234,215	245,878	253,919	256,642	258,477	259,045	259,875
2017				217,900	269,254	278,341	283,311	286,531	290,291	290,984
2018					213,038	271,534	286,658	294,099	300,742	303,053
2019						240,240	324,953	340,237	350,288	355,697
2020							271,208	365,910	386,297	395,412
2021								316,314	458,124	473,644
2022									339,242	501,075
2023										474,712
									Total	$3,500,969
				All outstanding liabilities before 2014, net of reinsurance						1,044
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$362,198
__________
(1) The information for the years 2014 to 2022 is presented as unaudited supplemental information.

The following is unaudited supplementary information about average historical claims duration as of December 31, 2023.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Automobile insurance	59.1%	19.0%	9.4%	5.7%	3.1%	1.4%	0.6%	0.3%	0.1%	0.1%

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Homeowners insurance	66.8%	23.0%	4.1%	2.4%	1.5%	0.8%	0.6%	0.3%	0.4%	0.1%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows:

Reconciliation of the Disclosure of Incurred and Paid Claims Development
to the Loss and Loss Adjustment Expense Reserves

December 31, 2023
(Amounts in thousands)
Net outstanding liabilities
Automobile insurance	$2,009,595
Homeowners insurance	362,198
Other short-duration insurance lines	236,069
Loss and loss adjustment expense reserves, net of reinsurance recoverables on unpaid losses	2,607,862
Reinsurance recoverables on unpaid losses
Automobile insurance	27,528
Homeowners insurance	3,903
Other short-duration insurance lines	717
Total reinsurance recoverables on unpaid losses	32,148
Insurance lines other than short-duration	1,072
Unallocated claims adjustment expenses	144,620
145,692
Total gross loss and loss adjustment expense reserves	$2,785,702

13. Dividends
The following table presents shareholder dividends paid:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands, except per share data)
Total paid	$70,322	$105,482	$140,226
Per share paid	$1.2700	$1.9050	$2.5325

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. As of December 31, 2023, the insurance subsidiaries of the Company are permitted to pay approximately $163 million in dividends in 2024 to Mercury General without the prior approval of the DOI of domiciliary states. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay shareholder dividends. During 2023, 2022, and 2021, the Insurance Companies paid Mercury General ordinary dividends of $0, $0, and $191 million, respectively.

On February 9, 2024, the Board of Directors declared a $0.3175 quarterly dividend payable on March 27, 2024 to shareholders of record on March 13, 2024.

14. Statutory Balances and Accounting Practices
The Insurance Companies prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance departments of their domiciliary states. Prescribed statutory accounting practices primarily include those published as statements of statutory accounting principles by the National Association of Insurance Commissioners (the "NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2023, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The following table presents the statutory net income, and statutory capital and surplus of the Insurance Companies, as reported to regulatory authorities:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Statutory net (loss) income(1)	$(35,590)	$(184,292)	$200,488
Statutory capital and surplus	$1,667,187	$1,502,424	$1,827,210
 __________
(1)Statutory net (loss) income reflects differences from GAAP net income (loss), including changes in the fair value of the investment portfolio as a result of the application of the fair value option.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2023, 2022 and 2021, each of the Insurance Companies exceeded the minimum required RBC level, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios were less than 350% of the authorized control level RBC as of December 31, 2023, none less than 330% as of December 31, 2022, and none less than 400% as of December 31, 2021. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

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

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. Matching contributions, at a rate set by the Board of Directors, totaled approximately $11.1 million, $10.8 million, and $10.4 million for 2023, 2022, and 2021, respectively.

The Plan also includes an employee stock ownership plan that covers substantially all employees. The Board of Directors authorizes the Plan to purchase the Company’s common stock in the open market for allocation to the Plan participants. No purchases were made during the past three years.

The Company also provides company-wide annual cash bonuses to all eligible employees based on performance criteria for each recipient and for the Company as a whole. The Company performance goals are largely based on the Company's premium growth and combined ratio. The Company paid a total of approximately $3.6 million, $9.1 million, and $36.9 million of company-wide annual cash bonuses to all its eligible employees based on these performance criteria in 2023, 2022, and 2021, respectively.

16. Share-Based Compensation

In February 2015, the Company adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan (the "2005 Plan") which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock under the 2015 Plan are authorized for issuance upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of RSU or deferred stock awards. The Company had granted 80,000 stock options under the 2015 Plan, 10,000 of which were forfeited, with 4,830,000 shares of common stock available for future grant as of December 31, 2023. No share-based compensation awards have been granted since March 2018 under the 2015 Plan.

The following table presents a summary of cash received, compensation costs recognized and excess tax benefit, related to the Company's share-based awards:

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Cash received from stock option exercises	$—	$—	$215
Compensation cost, all share-based awards	—	15	141
Excess tax benefit, all share-based awards	—	(1)	(117)

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

The following table presents a summary of the stock option activity for the year ended December 31, 2023:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at January 1, 2023	17,500	$43.01
Exercised	—	$—
Canceled or expired	—	$—
Outstanding at December 31, 2023	17,500	$43.01	4.1	$—
Exercisable at December 31, 2023	17,500	$43.01	4.1	$—

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the stock option exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock options been exercised on December 31, 2023. The aggregate intrinsic value of stock options exercised was $29,975 and $1,007,175 for 2022 and 2021, respectively. There were no stock options exercised in 2023. The total fair value of stock options vested was $141,584 for each of 2022 and 2021. There were no stock options vested in 2023.

The following table presents information regarding stock options outstanding at December 31, 2023:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$43.01	17,500	4.1	$43.01	17,500	$43.01

As of December 31, 2023, the Company had no unrecognized share-based compensation expense.

17. Earnings (Loss) Per Share
The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations:

	Year Ended December 31,
	2023			2022			2021
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Net Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
	(Amounts and numbers in thousands, except per-share data)
Basic EPS
Income (loss) available to common stockholders	$96,336	55,371	$1.74	$(512,672)	55,371	$(9.26)	$247,937	55,368	$4.48
Effect of dilutive securities:
Options	—	—		—	—		—	6
Diluted EPS
Income (loss) available to common stockholders after assumed conversions	$96,336	55,371	$1.74	$(512,672)	55,371	$(9.26)	$247,937	55,374	$4.48

Potentially dilutive securities representing approximately 17,500 shares of common stock were excluded from the computation of diluted earnings (loss) per common share for each of 2023 and 2022, because their effect would have been anti-dilutive. For 2022, 26 incremental shares were also excluded from the computation of diluted loss per share as the Company generated a net loss in 2022. There were no potentially dilutive securities with anti-dilutive effect for 2021.

18. Commitments and Contingencies

Leases
The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, office equipment, and EDP equipment that expire at various dates through the year 2028. See Note 7. Leases for additional information on leases and future lease payments as of December 31, 2023.
California Earthquake Authority ("CEA")
The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowners policies directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other income in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 30, 2023, the most recent date at which information was available, was approximately $85.6 million. There was no assessment made in 2023.
Regulatory and Legal Matters

On October 5, 2021, the Company received a letter from the California DOI requesting additional information on the amount of premium refunds or credits that the Company has provided or plans to further provide to its private passenger automobile policyholders, and the methodology used in determining such refunds or credits for the time period of March 2020 through at least March 2021, due to reduced driving during the pandemic. On October 6, 2021, the California DOI issued a press release alleging that the Company and two other insurers have not provided enough premium relief to the policyholders through premium refunds or credits for lower frequency resulting from reduced driving during the pandemic. Two private actions against the Company were also filed during the first quarter of 2022, asserting substantially the same arguments on behalf of an alleged class of similarly situated policyholders, and seeking restitution of the allegedly excessive premiums charged during the pandemic. On November 21, 2022, after its review of loss and expense data requested from and provided by the Company, the California DOI notified the Company that an additional total refund of approximately $52 million should be provided to its private passenger automobile policyholders, purportedly based upon its analysis of the Company’s data. The Company believes that the amounts returned to-date, including the mileage reductions on individual policies, have provided appropriate and material relief to its policyholders and that there is no legal basis for the California DOI or the courts to require the Company to issue additional refunds. The total amount of premiums returned to the Company's policyholders through refunds or credits is approximately $128 million, which reduced its net premiums earned for 2020. The Company has also worked with its agents and policyholders to reclassify exposures on an individual policy basis, including reducing mileage on a large number of vehicles since the pandemic began. Management believes the mileage reductions have significantly reduced premiums on those individual policies in a manner consistent with the Company’s filed and approved rates. The Company engaged in discussions with the California DOI, and on April 24, 2023, the Company entered into a stipulated settlement agreement with the California DOI (the “Settlement Stipulation”), which fully resolved all issues related to the California DOI’s alleged COVID refund obligations, with the exception of a similar issue involving Orion Indemnity Company, a small consolidated subsidiary of the Company, that was settled separately with the California DOI on May 15, 2023 for approximately $0.25 million paid to its existing California private passenger automobile policyholders. Under the Settlement Stipulation, the Company agreed to provide an aggregate credit amount of $25 million to the existing California private passenger automobile policyholders of MIC and CAIC, significant consolidated subsidiaries of the Company, by means of credits against the future private passenger automobile renewal premium obligations over a period not to exceed 18 months commencing on July 7, 2023. The renewal premium credits are recorded as reductions to the Company’s net premiums earned and written in the periods when the applicable policies are renewed. Although the Company believes the voluntary amounts returned to date have provided appropriate relief to its policyholders and there is no legal basis for the California DOI to require the Company to issue additional refunds, the Company agreed to the Settlement Stipulation to resolve the matter and facilitate timely review and approval of its pending rate applications. The Company filed a motion to dismiss the two private actions seeking COVID-related restitution, based on the California case law barring such retroactive relief and the resolution with the California DOI. In August 2023, the court granted the Company's motion to dismiss, and the judgment in the Company's favor is now final.

On September 10, 2021, the California DOI served the Company a Notice of Non-Compliance ("NNC"), alleging violations in connection with its 2014 Rating & Underwriting Examination Report, which was adopted by the California DOI in 2019. The NNC itemizes alleged violations, many of which management believes were corrected or otherwise resolved during the course of the examination, and seeks penalties. The Company has participated in lengthy and detailed discussions with the California DOI since the adoption of the examination report, in an attempt to address the issues deemed unresolved by the California DOI, and has taken several additional corrective actions approved by the California DOI. The Company is continuing discussions with the California DOI to resolve the outstanding issues, or at least obtain the agreement of the California DOI to remove the resolved items from the NNC before proceeding to a formal hearing process if a settlement is not reached. On August 1, 2022, the California DOI publicly announced its intention to pursue an administrative action against the Company with respect to certain outstanding issues. The Company filed a written response to the NNC on September 29, 2022. The response, consisting of a notice of defense, a motion to strike, and a motion to dismiss, challenges the NNC on procedural and substantive grounds. On November 9, 2022, the California DOI served objections and non-substantive responses to the Company's discovery requests. The Company is continuing settlement discussions with the California DOI. The parties are also conferring regarding the possible filing of an Amended NNC that would eliminate the resolved items and identify the remaining issues in dispute should the matter proceed to a hearing. The parties agreed to conduct a mediation to attempt resolution, which is currently scheduled for March 4, 2024. On November 14, 2023, the California DOI granted Consumer Watchdog's petition to intervene in the NNC, although the Company has not agreed to allow its involvement in the mediation. The Company cannot reasonably predict the likelihood, timing or outcome of any hearing process or administrative action, nor can it reasonably estimate the amount of penalties, if any.

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

The following table presents operating results by reportable segment for the years ended:

	Year Ended December 31,
	2023			2022			2021
	Property & Casualty	Other	Total	Property & Casualty	Other	Total	Property & Casualty	Other	Total
	(Amounts in millions)
Net premiums earned	$4,245.4	$29.0	$4,274.4	$3,923.6	$28.9	$3,952.5	$3,712.9	$29.0	$3,741.9
Less:
Losses and loss adjustment expenses	3,502.2	15.7	3,517.9	3,347.2	15.0	3,362.2	2,746.3	13.9	2,760.2
Underwriting expenses	973.4	14.7	988.1	922.1	12.3	934.4	902.6	14.1	916.7
Underwriting (loss) gain	(230.2)	(1.4)	(231.6)	(345.7)	1.6	(344.1)	64.0	1.0	65.0
Investment income			234.6			168.4			129.7
Net realized investment gains (losses)			101.0			(488.1)			111.7
Other income			19.6			10.3			10.0
Interest expense			(24.2)			(17.2)			(17.1)
Pre-tax income (loss)			$99.4			$(670.7)			$299.3
Net income (loss)			$96.3			$(512.7)			$247.9

The following table presents the Company’s net premiums earned and direct premiums written by line of insurance business for the years ended:

	Year Ended December 31,
	2023			2022			2021
	Property & Casualty	Other	Total	Property & Casualty	Other	Total	Property & Casualty	Other	Total
	(Amounts in millions)
Private passenger automobile	$2,796.1	$—	$2,796.1	$2,655.7	$—	$2,655.7	$2,613.5	$—	$2,613.5
Homeowners	957.7	—	957.7	830.6	—	830.6	698.1	—	698.1
Commercial automobile	303.9	—	303.9	267.9	—	267.9	258.6	—	258.6
Other	187.7	29.0	216.7	169.4	28.9	198.3	142.7	29.0	171.7
Net premiums earned	$4,245.4	$29.0	$4,274.4	$3,923.6	$28.9	$3,952.5	$3,712.9	$29.0	$3,741.9

Private passenger automobile	$2,841.8	$—	$2,841.8	$2,598.9	$—	$2,598.9	$2,640.7	$—	$2,640.7
Homeowners	1,119.0	—	1,119.0	940.3	—	940.3	801.5	—	801.5
Commercial automobile	346.2	—	346.2	276.8	—	276.8	259.9	—	259.9
Other	224.9	26.6	251.5	202.1	30.4	232.5	175.4	30.0	205.4
Direct premiums written	$4,531.9	$26.6	$4,558.5	$4,018.1	$30.4	$4,048.5	$3,877.5	$30.0	$3,907.5

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, the Company’s management believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on these criteria.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this 2023 Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, which is included herein.
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

Item 9B.Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Adoption of Long-Term Incentive Plan and Initial Awards

On February 7, 2024, the Compensation Committee of the Board of Directors approved the Mercury General Corporation Long-Term Incentive Plan (the “LTIP”) to provide certain key employees with the right to receive cash awards providing an opportunity to participate in the appreciation of the company’s value and in order to retain these key employees and consultants and reward them for contributing to the success of the company and its subsidiaries. The LTIP is administered by the Compensation Committee of the Board of Directors. Initial awards were granted under the LTIP in February 2024, with subsequent awards to employees to be granted in the discretion of the Compensation Committee of the Board of Directors or its delegate. Participants in the LTIP may be granted a number of notional interests, or “Phantom Stock Units.” Each Phantom Stock Unit represents the right to receive payment of the value of a share of the Company’s common stock upon vesting. Phantom Stock Units may be granted subject to vesting conditions, which may include service-based and/or performance-based vesting conditions tied to corporate and/or individual achievement objectives. An employee must remain employed through the date of payment of an award to be eligible for any payout under the LTIP.

Also on February 7, 2024, the Compensation Committee of the Board of Directors approved awards of performance-based Phantom Stock Units (“PSUs”) to the named executive officers of the Company. The named executive officers were each awarded the following “target” number of PSUs: George Joseph, 23,527 PSUs; Gabriel Tirador, 23,979 PSUs; Theodore Stalick, 11,000 PSUs; and Victor Joseph, 11,716 PSUs. The payout value of PSUs granted under the LTIP will be determined based on the achievement of specific, pre-established corporate performance objectives, and in part on individual performance, for each named executive officer during the applicable performance period. The maximum payout level with respect to the PSUs is 150% of the “target” award.

The foregoing description of the LTIP and the awards thereunder is qualified in its entirety by reference to the full text of the LTIP, which is filed as Exhibits 10.49, 10.50 and 10.51 to this Annual Report on Form 10-K.

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
Information regarding executive officers of the Company is included in Part I. For other information called for by Items 10, 11, 12, 13 and 14, reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2023 and which is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:
1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2023 are contained herein as listed in the Index to Consolidated Financial Statements on page 54.
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
10.34	Expense Reimbursement and Services Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and American Mercury Insurance Company.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.35	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Georgia.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.36	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Georgia.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.37	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Illinois.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.

10.38	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Illinois.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.39	Management Agreement effective January 1, 2002 between Mercury Insurance Services, LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
10.40	Management Agreement dated January 22, 1997 between Mercury County Mutual Insurance Company and Mercury Insurance Services, LLC.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.
10.41*	Mercury General Corporation Senior Executive Incentive Bonus Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 10, 2013, and is incorporated herein by this reference.
10.42*	Amended and Restated Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 1, 2010, and is incorporated herein by this reference.
10.43*	Form of Incentive Stock Option Agreement under the Mercury General Corporation 2005 Equity Incentive Award Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 16, 2005, and is incorporated herein by this reference.
10.44*	Mercury General Corporation Annual Incentive Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 2, 2011, and is incorporated herein by this reference.
10.45*	Mercury General Corporation 2015 Incentive Award Plan
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

10.47*	Form of Stock Option Agreement under the Mercury General Corporation 2015 Incentive Award Plan
This document was filed as an exhibit to Registrant’s Form S-8 filed with the Securities and Exchange Commission on February 20, 2015 (File No. 333-202204), and is incorporated herein by this reference.

10.48*	Form of Restricted Stock Unit Agreement under the Mercury General Corporation 2015 Incentive Award Plan (2016 and later version).	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2016, and is incorporated herein by this reference.
10.49*	Mercury General Corporation Long-Term Incentive Plan	Filed herewith.
10.50*	Performance Phantom Stock Unit Award Agreement under Mercury General Corporation Long-Term Incentive Plan	Filed herewith.
10.51*	Restricted Phantom Stock Unit Award Agreement under Mercury General Corporation Long-Term Incentive Plan	Filed herewith.
10.52	Amended and Restated Credit Agreement, dated as of March 31, 2021, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2021, and is incorporated herein by this reference.
10.53
First Amendment to Amended and Restated Credit Agreement, dated as of November 18, 2022, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.
This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 22, 2022, and is incorporated herein by this reference.

10.54
Second Amendment to Amended and Restated Credit Agreement, dated as of November 30, 2023, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.
This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 30, 2023, and is incorporated herein by this reference.
19.1	Insider Trading Policies and Procedures.	Filed herewith.
21.1	Subsidiaries of the Company.	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
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
Filed herewith.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.	Filed herewith.
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY GENERAL CORPORATION

BY	/S/ GABRIEL TIRADOR
Gabriel Tirador
Chief Executive Officer
February 13, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE JOSEPH George Joseph	Chairman of the Board	February 13, 2024

/S/ GABRIEL TIRADOR Gabriel Tirador	Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2024

/S/ VICTOR G. JOSEPH Victor G. Joseph	President and Chief Operating Officer and Director	February 13, 2024

/S/ THEODORE R. STALICK Theodore R. Stalick	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2024

/S/ GEORGE G. BRAUNEGG George G. Braunegg	Director	February 13, 2024

/S/ RAMONA L. CAPPELLO Ramona L. Cappello	Director	February 13, 2024

/S/ JAMES G. ELLIS James G. Ellis	Director	February 13, 2024

/S/ VICKY WAI YEE JOSEPH Vicky Wai Yee Joseph	Director	February 13, 2024

/S/ JOSHUA E. LITTLE Joshua E. Little	Director	February 13, 2024

/S/ MARTHA E. MARCON Martha E. Marcon	Director	February 13, 2024

SCHEDULE I

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2023

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$174,903	$174,450	$174,450
Municipal securities	2,797,971	2,777,258	2,777,258
Mortgage-backed securities	201,727	186,887	186,887
Corporate securities	626,723	599,630	599,630
Collateralized loan obligations	486,984	484,947	484,947
Other asset-backed securities	106,675	96,164	96,164
Total fixed maturity securities	4,394,983	4,319,336	4,319,336
Equity securities:
Common stock	497,543	597,888	597,888
Non-redeemable preferred stock	64,860	51,563	51,563
Private equity funds measured at net asset value (1)	92,536	81,242	81,242
Total equity securities	654,939	730,693	730,693
Short-term investments	179,375	178,491	178,491
Total investments	$5,229,297	$5,228,520	$5,228,520
__________
(1)The fair value is measured using the NAV practical expedient. See Note 4. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE I, Continued

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2022

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$159,256	$158,607	$158,607
Municipal securities	2,794,476	2,737,183	2,737,183
Mortgage-backed securities	184,936	166,260	166,260
Corporate securities	607,945	569,553	569,553
Collateralized loan obligations	332,859	320,252	320,252
Other asset-backed securities	147,318	136,456	136,456
Total fixed maturity securities	4,226,790	4,088,311	4,088,311
Equity securities:
Common stock	463,940	558,169	558,169
Non-redeemable preferred stock	64,686	51,236	51,236
Private equity funds measured at net asset value (1)	140,217	90,147	90,147
Total equity securities	668,843	699,552	699,552
Short-term investments	123,928	122,937	122,937
Total investments	$5,019,561	$4,910,800	$4,910,800
__________
(1)The fair value is measured using the NAV practical expedient. See Note 4. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

MERCURY GENERAL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

	December 31,
	2023	2022
	(Amounts in thousands)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $9,979; $10,908)	$9,949	$10,907
Equity securities (cost $17,227; $35,041)	28,027	51,416
Short-term investments (cost $571; $27,057)	571	27,059
Investment in subsidiaries	2,084,346	1,833,372
Total investments	2,122,893	1,922,754
Cash	4,698	6,218
Accrued investment income	141	149
Amounts receivable from affiliates	503	516
Current income taxes	5,148	55,777
Deferred income taxes	1,544	1,072
Income tax receivable from affiliates	15,161	12,865
Other assets	1,499	1,493
Total assets	$2,151,587	$2,000,844
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$573,729	$398,330
Amounts payable to affiliates	2,753	90
Income tax payable to affiliates	21,209	75,079
Other liabilities	5,751	5,214
Total liabilities	603,442	478,713
Commitments and contingencies
Shareholders’ equity:
Common stock	98,947	98,947
Retained earnings	1,449,198	1,423,184
Total shareholders’ equity	1,548,145	1,522,131
Total liabilities and shareholders’ equity	$2,151,587	$2,000,844

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued

MERCURY GENERAL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Revenues:
Net investment income	$2,998	$2,696	$2,560
Net realized investment gains (losses)	1,431	(12,969)	26,523
Total revenues	4,429	(10,273)	29,083
Expenses:
Other operating expenses	2,526	2,446	2,627
Interest	24,129	17,178	17,088
Total expenses	26,655	19,624	19,715
(Loss) income before income taxes and equity in net income (loss) of subsidiaries	(22,226)	(29,897)	9,368
Income tax (benefit) expense	(4,379)	(10,234)	4,930
(Loss) income before equity in net income (loss) of subsidiaries	(17,847)	(19,663)	4,438
Equity in net income (loss) of subsidiaries	114,183	(493,009)	243,499
Net income (loss)	$96,336	$(512,672)	$247,937

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued

MERCURY GENERAL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(14,703)	$225	$(36,662)
Cash flows from investing activities:
Capital contribution to subsidiaries	(150,000)	—	—
Capital distribution from subsidiaries	—	3,431	—
Distributions received from special purpose entities	6,210	2,904	5,199
Dividends received from subsidiaries	—	—	191,000
Fixed maturity securities available for sale in nature
Purchases	—	(11,905)	—
Sales	—	1,000	—
Calls or maturities	955	—	—
Equity securities available for sale in nature
Purchases	(1,172)	(5,307)	(13,151)
Sales	25,848	48,215	38,092
Decrease (increase) in short-term investments	26,481	(6,268)	(16,172)
Other, net	183	667	791
Net cash (used in) provided by investing activities	(91,495)	32,737	205,759
Cash flows from financing activities:
Dividends paid to shareholders	(70,322)	(105,482)	(140,226)
Proceeds from stock options exercised	—	—	215
Proceeds from bank loan	175,000	25,000	—
Net cash provided by (used in) financing activities	104,678	(80,482)	(140,011)
Net (decrease) increase in cash	(1,520)	(47,520)	29,086
Cash:
Beginning of year	6,218	53,738	24,652
End of year	$4,698	$6,218	$53,738
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$22,959	$16,611	$16,590
Income taxes paid (refunded), net	$1,630	$(14,102)	$18,841

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
Distributions received from Special Purpose Investment Vehicles

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. For the three years ended December 31, 2023, the Company had two such special purpose investment vehicles: Fannette Funding LLC and Animas Funding LLC. These special purpose investment vehicles are consolidated into the Company. Creditors have no recourse against the Company in the event of default by these special purpose investment vehicles. The Company had no implied or unfunded commitments to these entities at December 31, 2023 and 2022. The Company's financial or other support provided to these entities and its loss exposure are limited to its collateral and original investment. Mercury General received distributions of $6.2 million, $2.9 million, and $5.2 million in 2023, 2022, and 2021, respectively, from these special purpose investment vehicles.
Dividends received from Subsidiaries

Dividends of $0, $0 and $191 million were received by Mercury General from its 100% owned insurance subsidiaries in 2023, 2022 and 2021, respectively, and were recorded as a reduction to investment in subsidiaries.
Capitalization of Insurance Subsidiaries

Mercury General made capital contributions to its insurance subsidiaries of $150 million, $0 and $0 in 2023, 2022 and 2021, respectively. In addition, Mercury General received a capital distribution from its insurance subsidiaries of $0, $3,431,433, and $0 in 2023, 2022 and 2021, respectively. The capital distribution for 2022 was related to the dissolution of an insurance subsidiary in November 2022, pursuant to which Mercury General received the complete return of its invested capital.
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

On March 31, 2021, the Company entered into an unsecured $75 million five-year revolving credit facility. On November 18, 2022, the Company entered into the First Amendment to this credit facility. The First Amendment extended the maturity date of the loan to November 16, 2026 from March 31, 2026 with possible further extension if certain conditions are met, increased the aggregate commitments by all the lenders to $200 million from $75 million, and replaced the LIBOR with the term SOFR. On November 30, 2023, the Company entered into the Second Amendment to this credit facility, which further increased the aggregate commitments by all the lenders to $250 million from $200 million. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from Term SOFR plus 112.5 basis points when the ratio is under 20% to Term SOFR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 27.1% at December 31, 2023, resulting in a 17.5 basis point commitment fee on any undrawn portion of the credit facility. As of February 13, 2024, a total of $200 million was drawn under this facility on a three-month revolving basis at an annual interest rate of approximately 6.84%, with $50 million available to be drawn. The Company contributed $150 million of the
See accompanying Report of Independent Registered Public Accounting Firm

total amount drawn to the surplus of its consolidated insurance subsidiaries, and used the remainder for general corporate purposes.
Federal Income Taxes

The Company files a consolidated federal income tax return for the following entities:

Mercury Casualty Company	Mercury Indemnity Company of America
Mercury Insurance Company	Mercury Select Management Company, Inc.
California Automobile Insurance Company	Mercury Insurance Services LLC
California General Underwriters Insurance Company, Inc.	AIS Management LLC
Mercury Insurance Company of Illinois	Auto Insurance Specialists LLC
Mercury Insurance Company of Georgia	PoliSeek AIS Insurance Solutions, Inc.
Mercury Indemnity Company of Georgia	Animas Funding LLC
American Mercury Insurance Company	Fannette Funding LLC
American Mercury Lloyds Insurance Company	Mercury Plus Insurance Services LLC
Orion Indemnity Company	Mercury Information Technology Services LLC
Mercury County Mutual Insurance Company	Mercury (Shanghai) Information Technology Services Co., Ltd.

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

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE IV
MERCURY GENERAL CORPORATION AND SUBSIDIARIES
REINSURANCE
THREE YEARS ENDED DECEMBER 31,
Property and Liability Insurance Earned Premiums

	2023	2022	2021
	(Amounts in thousands)
Direct amounts	$4,368,342	$4,022,611	$3,793,664
Ceded to other companies	(109,445)	(80,950)	(65,017)
Assumed	15,481	10,821	13,301
Net amounts	$4,274,378	$3,952,482	$3,741,948

See accompanying Report of Independent Registered Public Accounting Firm