Form 10-Q
period 2024-03-31
MERCURY GENERAL CORP
filed 2024-04-30
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At April 25, 2024, the registrant had issued and outstanding an aggregate of 55,371,127 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $4,574,492; $4,394,983)	$4,489,552	$4,319,336
Equity securities (cost $690,856; $654,939)	801,108	730,693
Short-term investments (cost $163,454; $179,375)	162,466	178,491
Total investments	5,453,126	5,228,520
Cash	530,085	550,903
Receivables:
Premiums	682,473	607,025
Allowance for credit losses on premiums receivable	(5,800)	(5,300)
Premiums receivable, net of allowance for credit losses	676,673	601,725
Accrued investment income	61,198	59,128
Other	30,040	25,603
Total receivables	767,911	686,456
Reinsurance recoverables (net of allowance for credit losses $0; $12)	29,964	31,947
Deferred policy acquisition costs	307,938	293,844
Fixed assets (net of accumulated depreciation $330,764; $322,729)	152,462	151,183
Operating lease right-of-use assets	14,371	14,406
Current income taxes	—	4,081
Deferred income taxes	31,367	33,013
Goodwill	42,796	42,796
Other intangible assets, net	8,353	8,333
Other assets	57,595	57,915
Total assets	$7,395,968	$7,103,397
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$2,859,220	$2,785,702
Unearned premiums	1,854,184	1,735,660
Notes payable	573,829	573,729
Accounts payable and accrued expenses	178,086	175,219
Operating lease liabilities	14,425	14,231
Current income taxes	6,628	—
Other liabilities	305,569	270,711
Total liabilities	5,791,941	5,555,252
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,371; 55,371	98,947	98,947
Retained earnings	1,505,080	1,449,198
Total shareholders’ equity	1,604,027	1,548,145
Total liabilities and shareholders’ equity	$7,395,968	$7,103,397

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Net premiums earned	$1,166,679	$1,004,704
Net investment income	65,018	51,973
Net realized investment gains	38,192	49,008
Other	4,196	894
Total revenues	1,274,085	1,106,579
Expenses:
Losses and loss adjustment expenses	903,965	929,529
Policy acquisition costs	196,040	164,507
Other operating expenses	77,087	69,690
Interest	7,773	4,931
Total expenses	1,184,865	1,168,657
Income (loss) before income taxes	89,220	(62,078)
Income tax expense (benefit)	15,758	(16,790)
Net income (loss)	$73,462	$(45,288)
Net income (loss) per share:
Basic	$1.33	$(0.82)
Diluted	$1.33	$(0.82)
Weighted average shares outstanding:
Basic	55,371	55,371
Diluted	55,372	55,371

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Common stock, beginning of period	$98,947	$98,947
Common stock, end of period	98,947	98,947
Retained earnings, beginning of period	1,449,198	1,423,184
Net income (loss)	73,462	(45,288)
Dividends paid to shareholders	(17,580)	(17,580)
Retained earnings, end of period	1,505,080	1,360,316
Total shareholders’ equity, end of period	$1,604,027	$1,459,263

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$73,462	$(45,288)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,337	17,411
Net realized investment gains	(38,192)	(49,008)
Net losses on sales of fixed assets	—	1,784
(Increase) decrease in premiums receivable	(74,948)	3,085
Decrease (increase) in reinsurance recoverables	1,983	(6,831)
Changes in current and deferred income taxes	12,355	(16,791)
(Increase) decrease in deferred policy acquisition costs	(14,094)	84
Increase in loss and loss adjustment expense reserves	73,518	92,651
Increase in unearned premiums	118,524	5,690
Increase in accounts payable and accrued expenses	3,615	442
Other, net	19,066	14,944
Net cash provided by operating activities	192,626	18,173
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(419,763)	(175,292)
Sales	116,837	97,702
Calls or maturities	114,300	52,898
Equity securities available for sale in nature:
Purchases	(399,522)	(297,805)
Sales	365,377	320,113
Calls	7,185	—
Changes in securities payable and receivable	10,783	(37,650)
Decrease (increase) in short-term investments	16,151	(23,435)
Purchases of fixed assets	(10,271)	(8,685)
Sales of fixed assets	—	1,008
Other, net	4,044	1,646
Net cash used in investing activities	(194,879)	(69,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(17,580)	(17,580)
Payments on finance lease obligations	(985)	(489)
Proceeds from bank borrowing	—	50,000
Net cash (used in) provided by financing activities	(18,565)	31,931
Net decrease in cash	(20,818)	(19,396)
Cash:
Beginning of the year	550,903	289,776
End of period	$530,085	$270,380
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$11,741	$8,315
Income taxes paid, net	$3,404	$—

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation
The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at March 31, 2024 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for more complete descriptions and discussions. Operating results and cash flows for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about the effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant assumptions in the preparation of these consolidated financial statements relate to reserves for losses and loss adjustment expenses ("LAE"). Actual results could differ from those estimates. See Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Earnings (Loss) per Share
There were no potentially dilutive securities with anti-dilutive effect for the three months ended March 31, 2024. Potentially dilutive securities representing 17,500 shares of common stock were excluded from the computation of diluted loss per share for the three months ended March 31, 2023, because their effect would have been anti-dilutive.
Dividends per Share
The Company declared and paid a dividend per share of $0.3175 during each of the three-month periods ended March 31, 2024 and 2023.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $196.0 million and $164.5 million for the three months ended March 31, 2024 and 2023, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $3.3 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively.

Fixed Assets

A fixed asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell, and is presented separately from other fixed assets. An office building located in Brea, California was classified as a property held for sale at September 30, 2023, and $10.8 million of the property held for sale, which represented the carrying amount of the property on that date, was included in other assets in the Company's consolidated balance sheets at March 31, 2024. The Company is actively engaged in selling this office building as most of its employees currently work from home and this property is being used on a limited basis.

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

The Company is party to a Catastrophe Reinsurance Treaty (the "Treaty") covering a wide range of perils that is effective through June 30, 2024. The Treaty provides $1,111 million of coverage on a per occurrence basis after covered catastrophe losses exceed the $100 million Company retention limit and 95% of such losses between $100 million and $140 million are retained by the Company. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies, such as homeowners, but does cover losses from fires following an earthquake. The Treaty provides for one full reinstatement of coverage limits with a minor exception at certain upper layers of coverage, and includes some additional minor territorial and coverage restrictions.

The effect of reinsurance on property and casualty premiums written and earned was as follows:

	Three Months Ended March 31,
	2024	2023
	(Amounts in thousands)
Premiums Written
Direct	$1,294,475	$1,012,238
Ceded	(31,299)	(23,391)
Assumed	15,159	15,031
Net	$1,278,335	$1,003,878
Premiums Earned
Direct	$1,186,585	$1,016,870
Ceded	(31,079)	(23,198)
Assumed	3,863	3,890
Net	$1,159,369	$997,562

The Company recognized ceded premiums earned of approximately $31.1 million and $23.2 million for the three months ended March 31, 2024 and 2023, respectively, which are included in net premiums earned in its consolidated statements of operations. The Company recognized ceded losses and loss adjustment expenses of approximately $(0.8) million and $7.5 million for the three months ended March 31, 2024 and 2023, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The negative ceded losses and loss adjustment expenses for the three months ended March 31, 2024 were primarily the result of favorable development on prior years' catastrophe losses that had been ceded to the Company's reinsurers.

The Company's insurance subsidiaries, as primary insurers, are required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.

Revenue from Contracts with Customers (Topic 606)

The Company's revenue from contracts with customers is commission income earned from third-party insurers by its 100% owned insurance agencies, which amounted to approximately $5.7 million and $4.8 million, with related expenses of $3.2 million and $2.9 million, for the three months ended March 31, 2024 and 2023, respectively. All of the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting (see Note 13. Segment Information).

As of March 31, 2024 and December 31, 2023, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

Allowance for Credit Losses

Financial Instruments - Credit Losses (Topic 326) uses the "expected loss" methodology for recognizing credit losses for financial assets that are not accounted for at fair value through net income. The Company's investment portfolio, excluding accrued investment income, was not affected by Topic 326 as it applies the fair value option to all of its investments. The estimated allowance amounts for credit losses at March 31, 2024 and December 31, 2023 primarily related to premiums receivable.

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

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Three Months Ended March 31,
	2024	2023

	(Amounts in thousands)
Beginning balance	$5,300	$5,800
Provision during the period for expected credit losses	1,116	1,136
Write-off amounts during the period	(813)	(1,270)
Recoveries during the period of amounts previously written off	197	134
Ending balance	$5,800	$5,800

Accrued Interest Receivables

The Company made certain accounting policy elections for its accrued interest receivables allowed under Topic 326: a) an election to present accrued interest receivable balances separately from the associated financial assets on the balance sheet, and b) an election not to measure an allowance for credit losses on accrued interest receivable amounts and instead write off uncollectible accrued interest amounts in a timely manner by reversing interest income. The Company's accrued interest receivable balances are included in accrued investment income receivable in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off during the three months ended March 31, 2024 and 2023.

2. Recently Issued Accounting Standards

In March 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2024-01, "Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards." ASU 2024-01 is intended to improve GAAP by adding an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. The fact patterns in the illustrative example focus on the scope conditions in paragraph 718-10-15-3. The illustrative example is intended to reduce (1) complexity in determining whether a profits interest award is subject to the guidance in Topic 718 and (2) existing diversity in practice. ASU 2024-01 will be effective for the Company in the annual and interim periods beginning January 1, 2025, though early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for the Company in the annual period beginning January 1, 2025, though early adoption is permitted. The Company is evaluating the presentational effect that ASU 2023-09 will have on its consolidated financial statements and expects presentation changes to its note on income taxes.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or other interbank offered rates expected to be discontinued because of reference rate reform. ASU 2020-04 was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848," which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company does not expect any material impact on its consolidated financial statements and related disclosures resulting from applying these ASUs.

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

The following table presents the fair values of financial instruments:

	March 31, 2024	December 31, 2023

	(Amounts in thousands)
Assets
Investments	$5,453,126	$5,228,520
Note receivable	9,818	9,974
Liabilities
Options sold	1,928	1,955
Notes payable	560,618	557,710
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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at March 31, 2024 and December 31, 2023. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary of such VIEs. The Company's maximum exposure to loss with respect to these VIEs is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At March 31, 2024 and December 31, 2023, the Company had approximately $7 million and $8 million, respectively, in unfunded commitments to these VIEs.

Note Receivable

In March 2023, the Company completed the sale of an office building located in Clearwater, Florida, for a total sale price of approximately $19.6 million. $9.8 million of the total sale price was received in the form of a promissory note (the "Note") and the remainder in cash. The Note is secured by the property sold, and bears interest at an annual rate of 7.0% for the first two years, with an adjustment to the greater of 7.0% or the rate on a one-year U.S. Treasury Bill at the two-year anniversary for the remainder of the term. The term of the Note is four years and interest is paid in monthly installments. Interest earned on the Note is recognized in other revenues in the Company's consolidated statements of operations. The Company elected to apply the fair value option to the Note at the time it was first recognized. The fair value of note receivable is included in other assets in the Company's consolidated balance sheets, while the changes in fair value of note receivable are included in net realized investment gains or losses in the Company's consolidated statements of operations.

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

Notes Payable
The fair values of the Company’s publicly traded $375 million unsecured notes at March 31, 2024 and December 31, 2023 and its $200 million drawn under the unsecured credit facility at March 31, 2024 and December 31, 2023 were obtained from a third party pricing service.

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

The following table presents gains (losses) recognized due to changes in fair value of financial instruments pursuant to application of the fair value option:

	Three Months Ended March 31,
	2024	2023

	(Amounts in thousands)
Fixed maturity securities	$(9,294)	$39,776
Equity securities	34,498	3,240
Short-term investments	(104)	34
Total investment gains	$25,100	$43,050
Note receivable	(156)	—
Total gains	$24,944	$43,050

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities
The Company’s fair value measurements are based on the market approach, which utilizes market transaction data for the same or similar instruments. The Company obtained unadjusted fair values on 98.5% of its investment portfolio at fair value from an independent pricing service at March 31, 2024.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $32.4 million and $33.0 million at fair value in commercial mortgage-backed securities at March 31, 2024 and December 31, 2023, respectively.

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
Level 3 measurements - Fair values of financial assets and financial liabilities are based on inputs that are both unobservable and significant to the overall fair value measurement, including any items in which the evaluated prices obtained elsewhere are deemed to be of a distressed trading level. At March 31, 2024 and December 31, 2023, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity funds measured at net asset value ("NAV") is determined using NAV as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. At March 31, 2024, the Company had capital invested in three such funds: the strategy of two such funds with a combined fair value of approximately $81.0 million at March 31, 2024 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers, and equity interests in vehicles established to purchase and warehouse loans; the strategy of the other such fund with a fair value of approximately $2.8 million at March 31, 2024 is to achieve long-term capital appreciation through privately-negotiated venture capital investments in seed- and early-stage portfolio companies with technology-enabled business models. The Company had approximately $7 million in unfunded commitments at March 31, 2024 with respect to the private equity funds measured at NAV. The underlying assets of the funds are expected to be liquidated over the period of approximately one year to nine years from March 31, 2024. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	March 31, 2024
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$141,161	$59,183	$—	$200,344
Municipal securities	—	2,795,677	—	2,795,677
Mortgage-backed securities	—	193,040	—	193,040
Corporate securities	—	706,210	—	706,210
Collateralized loan obligations	—	495,523	—	495,523
Other asset-backed securities	—	98,758	—	98,758
Total fixed maturity securities	141,161	4,348,391	—	4,489,552
Equity securities:
Common stock	672,106	—	—	672,106
Non-redeemable preferred stock	—	45,241	—	45,241
Private equity funds measured at net asset value (1)				83,761
Total equity securities	672,106	45,241	—	801,108
Short-term investments:
Short-term bonds	12,140	1,830	—	13,970
Money market instruments	148,449	—	—	148,449
Other	47	—	—	47
Total short-term investments	160,636	1,830	—	162,466
Other assets:
Note receivable	—	9,818	—	9,818
Total assets at fair value	$973,903	$4,405,280	$—	$5,462,944
Liabilities
Other liabilities:
Options sold	$1,928	$—	$—	$1,928
Total liabilities at fair value	$1,928	$—	$—	$1,928

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$123,182	$51,268	$—	$174,450
Municipal securities	—	2,777,258	—	2,777,258
Mortgage-backed securities	—	186,887	—	186,887
Corporate securities	—	599,630	—	599,630
Collateralized loan obligations	—	484,947	—	484,947
Other asset-backed securities	—	96,164	—	96,164
Total fixed maturity securities	123,182	4,196,154	—	4,319,336
Equity securities:
Common stock	597,888	—	—	597,888
Non-redeemable preferred stock	—	51,563	—	51,563
Private equity funds measured at net asset value (1)				81,242
Total equity securities	597,888	51,563	—	730,693
Short-term investments:
Short-term bonds	12,015	1,838	—	13,853
Money market instruments	164,595	—	—	164,595
Other	43	—	—	43
Total short-term investments	176,653	1,838	—	178,491
Other assets:
Note receivable	—	9,974	—	9,974
Total assets at fair value	$897,723	$4,259,529	$—	$5,238,494
Liabilities
Other liabilities:
Options sold	$1,955	$—	$—	$1,955
Total liabilities at fair value	$1,955	$—	$—	$1,955
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2024 and 2023.

At March 31, 2024, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	March 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$373,829	$360,611	$—	$360,611	$—
Unsecured credit facility	200,000	200,007	—	200,007	—
Total	$573,829	$560,618	$—	$560,618	$—

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$373,729	$357,765	$—	$357,765	$—
Unsecured credit facility	200,000	199,945	—	199,945	—
Total	$573,729	$557,710	$—	$557,710	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at March 31, 2024 and December 31, 2023 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 11. Notes Payable for additional information on unsecured notes.

Unsecured Credit Facility
The fair values of the Company's $200 million drawn under the unsecured credit facility at March 31, 2024 and December 31, 2023 were based on the unadjusted quoted price for similar notes in active markets. See Note 11. Notes Payable for additional information on the unsecured credit facility.

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
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Derivatives
	March 31, 2024	December 31, 2023

	(Amount in thousands)
Options sold - Other liabilities	$1,928	$1,955
Total	$1,928	$1,955

	Gains Recognized in Net Income (Loss)
	Three Months Ended March 31,
	2024	2023

	(Amounts in thousands)
Options sold - Net realized investment gains	$4,316	$1,228
Total	$4,316	$1,228

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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2024 and 2023. No accumulated goodwill impairment losses existed at March 31, 2024 and December 31, 2023. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended March 31, 2024 and 2023. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 13. Segment Information for additional information on the reportable business segment).
Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of March 31, 2024:
Customer relationships	$55,107	$(53,769)	$1,338	10
Trade names	15,400	(9,785)	5,615	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$76,207	$(67,854)	$8,353

As of December 31, 2023:
Customer relationships	$54,862	$(53,704)	$1,158	11
Trade names	15,400	(9,625)	5,775	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$75,962	$(67,629)	$8,333

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended March 31, 2024 and 2023.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Amortization expense for other intangible assets was $0.2 million for the three months ended March 31, 2024 and 2023.

The following table presents the estimated future amortization expense related to other intangible assets as of March 31, 2024:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2024	$671
2025	856
2026	856
2027	856
2028	856
Thereafter	2,858
Total	$6,953

8. Share-Based Compensation

In February 2015, the Company's Board of Directors (the "Board") adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock are authorized for issuance under the 2015 Plan, with 4,830,000 shares of common stock available for future grant as of March 31, 2024 upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted stock unit ("RSU") or deferred stock awards.

In February 2024, the Board adopted the 2024 Long-Term Incentive Plan (the “LTIP”) to provide certain key employees with the right to receive cash awards providing an opportunity to participate in the appreciation of the Company’s value and in order to retain these key employees and reward them for contributing to the success of the Company. Participants in the LTIP may be granted a number of notional interests, or phantom stock units ("PSUs"). Each PSU represents the right to receive payment of the value of a share of the Company’s common stock upon vesting. PSUs may be granted subject to vesting conditions, which may include service-based and/or performance-based vesting conditions tied to corporate and/or individual achievement objectives. An employee must remain employed through the date of payment of an award to be eligible for any payout under the LTIP.

Stock Options

In February 2018, the Compensation Committee of the Board awarded a total of 80,000 stock options to four senior executives under the 2015 Plan, which vested over the four-year requisite service period and had a term of ten years from the date of grant, except for 10,000 of these stock options that were forfeited in February 2019 following the departure of a senior executive. The fair values of these stock options were estimated on the date of grant using a closed-form option valuation model (Black-Scholes).
As of March 31, 2024, 17,500 of the total stock options awarded and vested under the 2015 Plan have not been exercised, each with a remaining term of approximately 3.9 years.
Performance-based PSUs
In February 2024, the Compensation Committee of the Board granted a total "target" award of 196,620 performance-based PSUs to certain executive officers and other key employees of the Company. These performance-based PSUs are settled in cash upon vesting and accounted for as liability-based awards. The payout value of the performance-based PSUs granted under the LTIP will be determined based on the achievement of specific, pre-established corporate performance objectives, and in part on individual performance, during the applicable three-year performance period (the "Performance Cycle"). The maximum payout level for the performance-based PSUs is 150% of the “target” award.
The following table presents the summary of the performance-based PSU grants as of March 31, 2024:

Grant year	2024
Three-year performance period ending December 31,	2026
Vesting shares, target	196,620
Vesting shares, maximum	294,930

These performance-based PSUs vest at the end of the Performance Cycle beginning with the year of the grant, and then only if, and to the extent that, the Company’s performance during the Performance Cycle achieves the threshold established by the Compensation Committee of the Board. Each annual performance result is determined based on the average of the Company’s annual market share growth and its annual combined ratio. The vested number of performance-based PSUs for each grantee is based on the average of the Company's three annual performance results combined with the individual's performance during the Performance Cycle. The cash payout amount for each unit of the vested performance-based PSUs is equal to the average closing price per share of the Company’s common stock for the 30 calendar days preceding the determination of the final number of vested PSUs for each grantee at the end of the Performance Cycle.

Liabilities for the expected cash payout and associated compensation expenses are recognized based on management’s best estimate of the number of the performance-based PSUs expected to be vested resulting from the probable outcome of the performance-based vesting conditions, combined with the market price of the Company's common stock at the end of each reporting period. If the performance-based vesting conditions are not expected to be met for the Performance Cycle, no compensation cost will be recognized and any recognized compensation cost will be reversed. The Company recorded approximately $0.8 million of share-based compensation expense associated with the performance-based PSUs for the three months ended March 31, 2024, which is included in other operating expenses in its consolidated statements of operations.

9. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

The total amount of unrecognized tax benefits related to tax uncertainties decreased by approximately $1.9 million during the three months ended March 31, 2024, primarily resulting from the payment of the assessed amount related to a California Franchise Tax Board audit for tax year 2011.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2020 through 2022 for federal taxes, and 2011 and 2020 through 2022 for California state taxes. The Company has certain unresolved matters related to California state tax assessment for 2011 tax year that are not material to its consolidated financial statements. Tax years 2012 through 2019 for California state taxes have been resolved with no outstanding issues.

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

At March 31, 2024, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax expenses or benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company believes that through projected future taxable income of an appropriate nature, the use of prudent tax planning strategies, and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

10. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Three Months Ended March 31,
	2024	2023

	(Amounts in thousands)
Gross reserves, beginning of period	$2,785,702	$2,584,910
Reinsurance recoverables on unpaid losses, beginning of period	(32,148)	(25,322)
Net reserves, beginning of period	2,753,554	2,559,588
Incurred losses and loss adjustment expenses related to:
Current year	909,810	945,013
Prior years	(5,845)	(15,484)
Total incurred losses and loss adjustment expenses	903,965	929,529
Loss and loss adjustment expense payments related to:
Current year	301,198	310,102
Prior years	527,348	531,755
Total payments	828,546	841,857
Net reserves, end of period	2,828,973	2,647,260
Reinsurance recoverables on unpaid losses, end of period	30,247	30,301
Gross reserves, end of period	$2,859,220	$2,677,561

The decrease in the provision for insured events of prior years during the three months ended March 31, 2024 of $5.8 million was primarily attributable to lower than estimated loss adjustment expenses in the private passenger automobile line of insurance business, partially offset by unfavorable development on prior years' catastrophe losses. The decrease in the provision for insured events of prior years during the three months ended March 31, 2023 of $15.5 million was primarily attributable to lower than estimated losses and loss adjustment expenses in the homeowners line of insurance business.

For the three months ended March 31, 2024 and 2023, the Company incurred catastrophe losses net of reinsurance of approximately $72 million and $98 million, respectively. No reinsurance benefits were available for these losses as none of the catastrophe events during these periods individually resulted in losses in excess of the Company's retention limit. Catastrophe losses during the three months ended March 31, 2024 resulted primarily from winter storms and rainstorms in California and convective storms in Texas and Oklahoma. Catastrophe losses during the three months ended March 31, 2023 resulted primarily from winter storms and rainstorms in California, Texas and Oklahoma. The Company experienced unfavorable development of approximately $4 million on prior years' catastrophe losses for the three months ended March 31, 2024. There was no material development on prior years' catastrophe losses for the three months ended March 31, 2023.

11. Notes Payable

The following table presents information about the Company's notes payable:

	Lender	Interest Rate	Maturity Date	March 31, 2024	December 31, 2023

				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, BMO Bank and U.S. Bank	Term SOFR plus 112.5-150.0 basis points	November 16, 2026	200,000	200,000
Total principal amount				575,000	575,000
Less unamortized discount and debt issuance costs(3)				1,171	1,271
Total debt				$573,829	$573,729
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
(2)On March 31, 2021, the Company entered into an unsecured $75 million five-year revolving credit facility. On November 18, 2022, the Company entered into the First Amendment to this credit facility. The First Amendment extended the maturity date of the loan to November 16, 2026 from March 31, 2026 with possible further extension if certain conditions are met, increased the aggregate commitments by all the lenders to $200 million from $75 million, and replaced the LIBOR with the Term SOFR. On November 30, 2023, the Company entered into the Second Amendment to this credit facility, which further increased the aggregate commitments by all the lenders to $250 million from $200 million. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from Term SOFR plus 112.5 basis points when the ratio is under 20% to Term SOFR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 26.4% at March 31, 2024, resulting in a 17.5 basis point commitment fee on any undrawn portion of the credit facility. As of April 25, 2024, a total of $200 million was drawn under this facility on a three-month revolving basis at an annual interest rate of approximately 6.79%, with $50 million available to be drawn. The Company contributed $150 million of the total amount drawn to the surplus of its consolidated insurance subsidiaries, and used the remainder for general corporate purposes.
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
12. Contingencies

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

On September 10, 2021, the California Department of Insurance ("DOI") served the Company a Notice of Non-Compliance ("NNC"), alleging violations in connection with its 2014 Rating & Underwriting Examination Report, which was adopted by the California DOI in 2019. The NNC itemizes alleged violations, many of which management believes were corrected or otherwise resolved during the course of the examination, and seeks penalties. The Company has participated in lengthy and detailed discussions with the California DOI since the adoption of the examination report, in an attempt to address the issues deemed unresolved by the California DOI, and has taken several additional corrective actions approved by the California DOI. On August 1, 2022, the California DOI publicly announced its intention to pursue an administrative action against the Company with respect to certain outstanding issues. The Company served a written response to the NNC on September 29, 2022, along with written discovery requests. The response, consisting of a notice of defense, a motion to strike, and a motion to dismiss, challenges the NNC on procedural and substantive grounds. On November 9, 2022, the California DOI served objections and non-substantive responses to the Company's discovery requests. On November 14, 2023, the California DOI granted Consumer Watchdog's petition to intervene in the NNC, although the Company did not agree to allow its involvement in the mediation, which took place on March 4, 2024. The parties did not make any meaningful progress toward settlement, but are continuing settlement discussions. The parties are also conferring regarding the possible filing of an Amended NNC that would eliminate the resolved items and identify the remaining issues in dispute should the matter proceed to a hearing. The Company cannot reasonably predict the likelihood, timing or outcome of any hearing process or administrative action, nor can it reasonably estimate the amount of penalties, if any.

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of any additional regulatory or legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table presents the Company's operating results by reportable segment:

	Three Months Ended March 31,
	2024			2023
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$1,159.4	$7.3	$1,166.7	$997.6	$7.1	$1,004.7
Less:
Losses and loss adjustment expenses	900.0	4.0	904.0	925.8	3.7	929.5
Underwriting expenses	269.3	3.8	273.1	230.8	3.5	234.3
Underwriting loss	(9.9)	(0.5)	(10.4)	(159.0)	(0.1)	(159.1)
Investment income			65.0			52.0
Net realized investment gains			38.2			49.0
Other income			4.2			0.9
Interest expense			(7.8)			(4.9)
Pre-tax income (loss)			$89.2			$(62.1)
Net income (loss)			$73.5			$(45.3)

The following table presents the Company’s net premiums earned and direct premiums written by reportable segment and line of insurance business:

	Three Months Ended March 31,
	2024			2023
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$754.3	$—	$754.3	$660.6	$—	$660.6
Homeowners	266.9	—	266.9	222.5	—	222.5
Commercial automobile	89.2	—	89.2	69.1	—	69.1
Other	49.0	7.3	56.3	45.4	7.1	52.5
Net premiums earned	$1,159.4	$7.3	$1,166.7	$997.6	$7.1	$1,004.7

Private passenger automobile	$825.5	$—	$825.5	$634.3	$—	$634.3
Homeowners	302.1	—	302.1	241.6	—	241.6
Commercial automobile	104.0	—	104.0	80.0	—	80.0
Other	62.9	6.6	69.5	56.3	6.4	62.7
Direct premiums written	$1,294.5	$6.6	$1,301.1	$1,012.2	$6.4	$1,018.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Certain statements contained in this report are forward-looking statements based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for the Company’s insurance products, inflation and general economic conditions, including general market risks associated with the Company’s investment portfolio; the accuracy and adequacy of the Company’s pricing methodologies; catastrophes in the markets served by the Company; uncertainties related to estimates, assumptions and projections generally; the possibility that actual loss experience may vary adversely from the actuarial estimates made to determine the Company’s loss reserves in general; the Company’s ability to obtain and the timing of the approval of premium rate changes for insurance policies issued in the states where it operates; legislation adverse to the automobile insurance industry or business generally that may be enacted in the states where the Company operates; the Company’s success in managing its business in non-California states; the presence of competitors with greater financial resources and the impact of competitive pricing and marketing efforts; the Company's ability to successfully allocate the resources used in the states with reduced or exited operations to its operations in other states; changes in driving patterns and loss trends; acts of war and terrorist activities; pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases; court decisions and trends in litigation and health care and auto repair costs; and legal, cybersecurity, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the "SEC") on February 13, 2024.
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

The following tables present direct premiums written, by state and line of insurance business, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$682,146	$208,000	$73,338	$65,643	$1,029,127	79.1%
Texas	34,054	51,372	18,197	1,486	105,109	8.1%
Other states (1)	109,325	42,775	12,454	2,334	166,888	12.8%
Total	$825,525	$302,147	$103,989	$69,463	$1,301,124	100.0%
	63.5%	23.2%	8.0%	5.3%	100.0%

	Three Months Ended March 31, 2023
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$509,017	$173,130	$56,482	$59,265	$797,894	78.4%
Texas	29,923	35,326	13,281	1,209	79,739	7.8%
Other states (1)	95,366	33,120	10,227	2,215	140,928	13.8%
Total	$634,306	$241,576	$79,990	$62,689	$1,018,561	100.0%
	62.3%	23.6%	7.9%	6.2%	100.0%
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

In January 2023, the California DOI approved a 6.9% rate increase on the private passenger automobile line of insurance business for Mercury Insurance Company ("MIC") and California Automobile Insurance Company ("CAIC"), consolidated subsidiaries of the Company. These rate increases became effective in March 2023. The California DOI approved an additional 6.99% rate increase on the private passenger automobile line of insurance business for MIC and CAIC in June 2023. These rate increases became effective in July 2023. In addition, in January 2024, the California DOI approved a 22.5% rate increase for MIC and a 3.8% rate increase for CAIC on the private passenger automobile line of insurance business. These rate increases became effective in February 2024. The private passenger automobile line of insurance business of MIC and CAIC represented approximately 47% and 6%, respectively, of the Company's total net premiums earned for the three months ended March 31, 2024.

In March 2023, the California DOI approved a 12.6% rate increase on the California homeowners line of insurance business. This rate increase became effective in May 2023. In March 2024, the California DOI approved an additional 6.99% rate increase on the California homeowners line of insurance business. This rate increase is expected to become effective in May 2024. The California homeowners line of insurance business represented approximately 16% of the Company's total net premiums earned for the three months ended March 31, 2024.

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of any additional regulatory or legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and Note 12. Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report.

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
At March 31, 2024 and December 31, 2023, the Company recorded its point estimate of approximately $2.86 billion and $2.79 billion ($2.83 billion and $2.75 billion, net of reinsurance), respectively, in loss reserves, which included approximately $1.66 billion and $1.61 billion ($1.66 billion and $1.61 billion, net of reinsurance), respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to March 31, 2024 and December 31, 2023, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
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
For a further discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenues

Net premiums earned increased 16.1% and net premiums written increased 27.2% for the three months ended March 31, 2024, from the corresponding period in 2023. The increases in net premiums earned and net premiums written were primarily due to rate increases and increases in the number of policies written in the California automobile and homeowners lines of insurance business.

Net premiums earned included ceded premiums earned of $31.1 million and $23.2 million for the three months ended March 31, 2024 and 2023, respectively. Net premiums written included ceded premiums written of $31.3 million and $23.4 million for the three months ended March 31, 2024 and 2023, respectively. The increases in ceded premiums earned and ceded premiums written resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

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

The following is a reconciliation of net premiums earned to net premiums written:

	Three Months Ended March 31,
	2024	2023

	(Amounts in thousands)
Net premiums earned	$1,166,679	$1,004,704
Change in net unearned premiums	118,305	5,498
Net premiums written	$1,284,984	$1,010,202

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended March 31,
	2024	2023

Loss ratio	77.5%	92.5%
Expense ratio	23.4%	23.3%
Combined ratio	100.9%	115.8%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio for the first quarter of 2024 and 2023 was affected by favorable development of approximately $6 million and $15 million, respectively, on prior accident years' loss and loss adjustment expense reserves. The favorable development for the first quarter of 2024 was primarily attributable to lower than estimated loss adjustment expenses in the private passenger automobile line of insurance business, partially offset by unfavorable development on prior years' catastrophe losses. The favorable development for the first quarter of 2023 was primarily attributable to lower than estimated losses and loss adjustment expenses in the homeowners line of insurance business.

In addition, the 2024 loss ratio was negatively impacted by approximately $68 million of catastrophe losses, excluding unfavorable development of approximately $4 million on prior years' catastrophe losses, primarily due to winter storms and rainstorms in California and convective storms in Texas and Oklahoma. The 2023 loss ratio was negatively impacted by approximately $98 million of catastrophe losses, primarily due to winter storms and rainstorms in California, Texas and Oklahoma. There was no material development on prior years' catastrophe losses for the three months ended March 31, 2023.

Excluding the effects of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 72.2% and 84.3% for the first quarter of 2024 and 2023, respectively. The decrease in the loss ratio was primarily due to an increase in net premiums earned resulting from rate increases in the California automobile and homeowners lines of insurance business, partially offset by an increase in loss severity in the automobile line of insurance business.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for the three months ended March 31, 2024 increased slightly compared to the corresponding period in 2023, which primarily resulted from increases in expenses for profitability-related accruals and advertising, mostly offset by the effects of the rate increases discussed above.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax expense (benefit) was $15.8 million and $(16.8) million for the three months ended March 31, 2024 and 2023, respectively. The increase in income tax expense was primarily due to a $151.3 million increase in total pre-tax income. The Company’s effective income tax rate can be affected by several factors. These generally relate to large changes in the composition of fully taxable income, including net realized investment gains or losses, tax-exempt investment income, non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. Income tax expense of $15.8 million on pre-tax income of $89.2 million, including tax-exempt investment income of $20.5 million, resulted in an effective tax rate of 17.7%, below the statutory tax rate of 21%, for the three months ended March 31, 2024, and income tax benefit of $16.8 million on pre-tax loss of $62.1 million, including tax-exempt investment income of $22.0 million, resulted in an effective tax rate of 27.0%, above the statutory tax rate, for the corresponding period in 2023.

Investments

The following table presents the investment results of the Company:

	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Average invested assets at cost (1)	$5,358,848	$5,022,572
Net investment income (2) (3)
Before income taxes	$65,018	$51,973
After income taxes	$54,880	$44,795
Average annual yield on investments (2) (3)
Before income taxes	4.4%	4.0%
After income taxes	3.8%	3.5%
Net realized investment gains	$38,192	$49,008
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets excluding cash for each period.
(2) Net investment income includes approximately $5.6 million and $1.7 million of interest income earned on cash (approximately $4.5 million and $1.4 million after tax) for the three months ended March 31, 2024 and 2023, respectively. Average annual yield on investments does not include interest income earned on cash.
(3) Higher net investment income before and after income taxes for the three months ended March 31, 2024 compared to the corresponding period in 2023 resulted largely from higher average yield combined with higher average invested assets and cash. Average annual yield on investments before and after income taxes for the three months ended March 31, 2024 increased compared to the corresponding period in 2023, primarily due to the maturity and replacement of lower yielding investments purchased when market interest rates were lower with higher yielding investments, as a result of increasing overall market interest rates, as well as higher yields on investments based on floating interest rates.

The following tables present the components of net realized investment gains or losses included in net income (loss):

	Three Months Ended March 31, 2024
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(24)	$(9,294)	$(9,318)
Equity securities (1)(3)	8,956	34,498	43,454
Short-term investments (1)	—	(104)	(104)
Note receivable (1)	—	(156)	(156)
Options sold	4,404	(88)	4,316
Total	$13,336	$24,856	$38,192

	Three Months Ended March 31, 2023
	Gains (Losses) Recognized in Net Loss
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(891)	$39,776	$38,885
Equity securities (1)(3)	5,621	3,240	8,861
Short-term investments (1)	—	34	34
Options sold	1,457	(229)	1,228
Total	$6,187	$42,821	$49,008
__________
(1)The changes in fair value of the investment portfolio resulted from application of the fair value option.
(2)The decreases in fair value of fixed maturity securities for the three months ended March 31, 2024 primarily resulted from increases in market interest rates. The increases in fair value of fixed maturity securities for the three months ended March 31, 2023 primarily resulted from decreases in market interest rates.
(3)The primary cause for the increases in fair value of equity securities for the three months ended March 31, 2024 and 2023 was the overall improvement in equity markets.

Net Income (Loss)

	Three Months Ended March 31,
	2024	2023

	(Amounts in thousands, except per share data)
Net income (loss)	$73,462	$(45,288)
Basic average shares outstanding	55,371	55,371
Diluted average shares outstanding	55,372	55,371
Basic Per Share Data:
Net income (loss)	$1.33	$(0.82)
Net realized investment gains, net of tax	$0.54	$0.70
Diluted Per Share Data:
Net income (loss)	$1.33	$(0.82)
Net realized investment gains, net of tax	$0.54	$0.70

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations each year since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $692.6 million at March 31, 2024, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the three months ended March 31, 2024 was $192.6 million, an increase of $174.5 million compared to the corresponding period in 2023. The increase was primarily due to an increase in premium collections, a decrease in payments for losses and loss adjustment expenses, and an increase in investment income received, partially offset by an increase in payments for policy acquisition costs. The Company utilized the cash provided by operating activities during the three months ended March 31, 2024 primarily for the net purchases of investment securities and payment of dividends to its shareholders.

The following table presents the estimated fair value of fixed maturity securities at March 31, 2024 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$263,504
Due after one year through two years	187,645
Due after two years through three years	263,540
Due after three years through four years	328,398
Due after four years through five years	227,217
Total due within five years	$1,270,304

B. Reinsurance
For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake.
The Company is the assuming reinsurer under a Catastrophe Participation Reinsurance Contract (the "Contract") effective through December 31, 2025. The Company reimburses a group of affiliates of a ceding company for a proportional share of a portfolio of catastrophe losses based on the premiums ceded to the Company under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 73.5%. The total assumed premium under the Contract is $15.0 million for each of the 12-month periods ending December 31, 2023 through 2025 and $10.0 million for the 12 months ended December 31, 2022. The total possible amount of losses for the Company under the Contract is $30.0 million for each of the 12-month periods ending December 31, 2023 through 2025 and $25.0 million for the 12 months ended December 31, 2022. The Company recognized $3.8 million in earned premiums for each of the three-month periods ended March 31, 2024 and 2023, and $(4.7) million and $2.7 million in incurred losses for the three months ended March 31, 2024 and 2023, respectively, under the Contract. The negative incurred losses for the three months ended March 31, 2024 resulted primarily from favorable development on prior years' catastrophe losses that had been ceded to the Company under the Contract.

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

The catastrophe events that occurred in 2024 caused approximately $68 million in losses to the Company, resulting primarily from winter storms and rainstorms in California and convective storms in Texas and Oklahoma. No reinsurance benefits were available under the Treaty for these losses as none of the 2024 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $100 million under the Treaty for the 12 months ending June 30, 2024.

The catastrophe events that occurred in 2023 caused approximately $251 million in losses to the Company as of March 31, 2024, resulting primarily from rainstorms and hail in Texas and Oklahoma, winter storms and rainstorms in

California, and the impact of Tropical Storm Hilary in California. No reinsurance benefits were available under the Treaty for these losses as none of the 2023 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $100 million and $60 million under the Treaty for the 12 months ending June 30, 2024 and 2023, respectively.

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
The following table presents the composition of the total investment portfolio of the Company at March 31, 2024:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$201,313	$200,344
Municipal securities	2,826,870	2,795,677
Mortgage-backed securities	208,445	193,040
Corporate securities	735,076	706,210
Collateralized loan obligations	494,950	495,523
Other asset-backed securities	107,838	98,758
	4,574,492	4,489,552
Equity securities:
Common stock	539,598	672,106
Non-redeemable preferred stock	56,706	45,241
Private equity funds measured at net asset value (2)	94,552	83,761
	690,856	801,108
Short-term investments	163,454	162,466
Total investments	$5,428,802	$5,453,126
______________
(1)    Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.
(2)    The fair value is measured using the NAV practical expedient. See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.
At March 31, 2024, 39.3% of the Company’s total investment portfolio at fair value and 47.8% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At March 31, 2024, 91.4% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.

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

The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	March 31, 2024	December 31, 2023

	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	11.3	11.4
including short-term investments	10.9	11.0
Call-adjusted average maturity:
excluding short-term investments	4.2	3.8
including short-term investments	4.1	3.6
Modified duration reflecting anticipated early calls:
excluding short-term investments	3.0	3.1
including short-term investments	2.9	3.0
Short-Term Investments	—	—

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at March 31, 2024, consistent with the average rating at December 31, 2023. The Company's municipal bond holdings, of which 76.7% were tax exempt, represented 47.8% of its fixed maturity securities portfolio at March 31, 2024, at fair value, and are broadly diversified geographically. See Part I-Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and credit quality ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At March 31, 2024, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $6.4 million and $16.7 million, respectively, at fair value, and represented 0.1% and 0.4%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2023, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $6.4 million and $15.1 million, respectively, at fair value, and represented 0.1% and 0.3%, respectively, of total fixed maturity securities.
The overall credit ratings for the Company’s fixed maturity securities portfolio were relatively stable during the three months ended March 31, 2024, with 97.2% of fixed maturity securities at fair value experiencing no change in their overall rating. 2.1% and 0.7% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the three months ended March 31, 2024.
The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	March 31, 2024
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds and agencies:
Agencies	$59,183	$—	$—	$—	$—	$59,183
Treasuries	141,161	—	—	—	—	141,161
Total	200,344	—	—	—	—	200,344
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	21,056	239,586	145,429	27,441	1,796	435,308
Uninsured	65,302	919,829	1,220,783	146,853	7,602	2,360,369
Total	86,358	1,159,415	1,366,212	174,294	9,398	2,795,677
	3.1%	41.5%	48.9%	6.2%	0.3%	100.0%
Mortgage-backed securities:
Commercial	22,174	5,210	5,013	—	—	32,397
Agencies	14,182	—	—	—	—	14,182
Non-agencies:
Prime	38,216	94,259	12,502	—	332	145,309
Alt-A	—	424	113	—	615	1,152
Total	74,572	99,893	17,628	—	947	193,040
	38.6%	51.8%	9.1%	—%	0.5%	100.0%
Corporate securities:
Communications	—	168	—	6,154	—	6,322
Consumer, cyclical	—	1,898	14,040	45,092	—	61,030
Consumer, non-cyclical	—	—	23,881	8,277	—	32,158
Energy	—	6,625	3,374	31,680	—	41,679
Financial	—	11,133	266,064	65,537	3,720	346,454
Industrial	—	62,100	84,807	46,648	—	193,555
Technology	—	—	1,653	728	—	2,381
Utilities	—	—	8,814	13,817	—	22,631
Total	—	81,924	402,633	217,933	3,720	706,210
	—%	11.6%	57.0%	30.9%	0.5%	100.0%
Collateralized loan obligations:
Corporate	92,652	142,713	250,158	—	10,000	495,523
Total	92,652	142,713	250,158	—	10,000	495,523
	18.7%	28.8%	50.5%	—%	2.0%	100.0%

Other asset-backed securities	1,989	—	59,517	37,252	—	98,758
	2.0%	—%	60.3%	37.7%	—%	100.0%
Total	$455,915	$1,483,945	$2,096,148	$429,479	$24,065	$4,489,552
	10.2%	33.1%	46.7%	9.6%	0.4%	100.0%
_____________
(1)Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds and Agencies

The Company had $200.3 million and $174.5 million, or 4.5% and 4.0% of its fixed maturity securities portfolio, at fair value, in U.S. government bonds and agencies at March 31, 2024 and December 31, 2023, respectively. Moody's and Fitch ratings for U.S. government-issued debt were Aaa and AA+, respectively, at March 31, 2024 and December 31, 2023. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds and agencies portfolio reflecting anticipated early calls was 1.0 years and 0.9 years at March 31, 2024 and December 31, 2023, respectively.

Municipal Securities

The Company had $2.80 billion and $2.78 billion, or 62.3% and 64.3% of its fixed maturity securities portfolio, at fair value, in municipal securities, $435.3 million and $431.2 million of which were insured, at March 31, 2024 and December 31, 2023, respectively. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute securities ratings and the underlying credit ratings as of March 31, 2024 and December 31, 2023.
At March 31, 2024 and December 31, 2023, 68.9% and 70.3%, respectively, of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement and ratings reflecting the credit of the underlying issuers. At March 31, 2024 and December 31, 2023, the average rating of the Company’s insured municipal securities was A+, which corresponded to the average rating of the investment grade bond insurers. The remaining 31.1% and 29.7% of insured municipal securities at March 31, 2024 and December 31, 2023, respectively, were non-rated or below investment grade, and were insured by bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 3.1 years and 3.0 years at March 31, 2024 and December 31, 2023, respectively.
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

Mortgage-Backed Securities

The Company had mortgage-backed securities portfolio of $193.0 million and $186.9 million at March 31, 2024 and December 31, 2023, respectively, which represented 4.3% of its fixed maturity securities portfolio, at fair value, at each of those dates. Substantially all of the Company's mortgage-backed securities portfolio at those dates was categorized as loans to “prime” residential and commercial real estate borrowers. The Company had holdings of $32.4 million and $33.0 million at fair value ($33.2 million and $34.2 million at amortized cost) in commercial mortgage-backed securities at March 31, 2024 and December 31, 2023, respectively.
The weighted-average rating of the entire mortgage-backed securities portfolio was AA and AA+ at March 31, 2024 and December 31, 2023, respectively. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 4.6 years and 8.7 years at March 31, 2024 and December 31, 2023, respectively.

Corporate Securities

Corporate securities included in fixed maturity securities were as follows:

	March 31, 2024	December 31, 2023

	(Dollars in thousands)
Corporate securities at fair value	$706,210	$599,630
Percentage of total fixed maturity securities portfolio	15.7%	13.9%
Modified duration	2.6 years	2.4 years
Weighted-average rating	A	A-

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities were as follows:

	March 31, 2024	December 31, 2023

	(Dollars in thousands)
Collateralized loan obligations at fair value	$495,523	$484,947
Percentage of total fixed maturity securities portfolio	11.0%	11.2%
Modified duration	3.6 years	3.5 years
Weighted-average rating	AA-	AA-

Other Asset-Backed Securities

Other asset-backed securities included in fixed maturity securities were as follows:

	March 31, 2024	December 31, 2023

	(Dollars in thousands)
Other asset-backed securities at fair value	$98,758	$96,164
Percentage of total fixed maturity securities portfolio	2.2%	2.2%
Modified duration	2.0 years	2.2 years
Weighted-average rating	A-	A-

Equity Securities

Equity holdings of $801.1 million and $730.7 million at fair value, as of March 31, 2024 and December 31, 2023, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The Company had a net gain of $34.5 million and $3.2 million due to increases in fair value of the Company’s equity securities portfolio for the three months ended March 31, 2024 and 2023, respectively. The primary cause for the increases in fair value of the Company’s equity securities portfolio for the three months ended March 31, 2024 and 2023 was the overall improvement in equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At March 31, 2024, 14.7% of the total investment portfolio at fair value was held in equity securities, compared to 14.0% at December 31, 2023 .
D. Debt

The Company's debts at March 31, 2024 were $375 million of senior unsecured notes that are publicly traded and $200 million drawn under an unsecured credit facility. For additional information on these debts, see Note 11. Notes Payable of the Notes to Consolidated Financial Statements.

The Company was in compliance with all of the financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at March 31, 2024.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.70 billion at March 31, 2024, and net premiums written of $4.74 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.79 to 1 at March 31, 2024.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of March 31, 2024, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2023.

The following table presents fixed maturity municipal securities by state in descending order of holdings at fair value at March 31, 2024:

States	Fair Value	Average Rating
	(Amounts in thousands)
Florida	$306,390	A
California	238,448	AA-
Texas	225,297	AA-
New York	210,687	AA-
Illinois	158,369	A+
Other states	1,656,486	A+
Total	$2,795,677

At March 31, 2024, the fixed maturity municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Florida and California. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.

Taxable fixed maturity securities represented 52.2% of the Company’s total fixed maturity securities portfolio at fair value at March 31, 2024. 8.5% of the Company’s taxable fixed maturity securities at fair value were comprised of U.S. government bonds and agencies at March 31, 2024. 0.2% of the Company’s taxable fixed maturity securities at fair value, representing 0.1% of its total fixed maturity securities portfolio at fair value, were rated below investment grade at March 31, 2024. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in equity markets.

At March 31, 2024, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $672.1 million in common stocks, $45.2 million in non-redeemable preferred stocks, and $83.8 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.

Common stocks represented 12.3% of total investments at fair value at March 31, 2024. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

	(Amounts in thousands, except average Beta)
Average Beta	0.91	0.87
Hypothetical reduction of 25% in the overall value of the stock market	$152,568	$129,742
Hypothetical reduction of 50% in the overall value of the stock market	$305,136	$259,483

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
The fixed maturity securities portfolio, which represented 82.3% of total investments at March 31, 2024 at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 2.9 years and 3.0 years at March 31, 2024 and December 31, 2023, respectively.

If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at March 31, 2024 would decrease by $134.2 million and $268.3 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company's fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of any additional legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. See also “Overview-C. Regulatory and Legal Matters” in Part I-Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 1A. Risk Factors

The Company’s business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 have not changed in any material respect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule

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

MERCURY GENERAL CORPORATION

Date: April 30, 2024	By:	/s/ Gabriel Tirador
Gabriel Tirador
President and Chief Executive Officer

Date: April 30, 2024	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer