Form 10-Q
period 2024-06-30
MERCURY GENERAL CORP
filed 2024-07-30
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At July 25, 2024, the registrant had issued and outstanding an aggregate of 55,371,127 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $4,748,424; $4,394,983)	$4,661,761	$4,319,336
Equity securities (cost $724,364; $654,939)	815,924	730,693
Short-term investments (cost $148,787; $179,375)	147,865	178,491
Total investments	5,625,550	5,228,520
Cash	609,333	550,903
Receivables:
Premiums	711,491	607,025
Allowance for credit losses on premiums receivable	(6,000)	(5,300)
Premiums receivable, net of allowance for credit losses	705,491	601,725
Accrued investment income	64,414	59,128
Other	33,662	25,603
Total receivables	803,567	686,456
Reinsurance recoverables (net of allowance for credit losses $4; $12)	29,759	31,947
Deferred policy acquisition costs	326,859	293,844
Fixed assets (net of accumulated depreciation $303,325; $302,557)	133,972	151,183
Operating lease right-of-use assets	14,220	14,406
Current income taxes	—	4,081
Deferred income taxes	34,753	33,013
Goodwill	42,796	42,796
Other intangible assets, net	8,129	8,333
Other assets	98,142	57,915
Total assets	$7,727,080	$7,103,397
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$2,976,403	$2,785,702
Unearned premiums	1,974,134	1,735,660
Notes payable	573,928	573,729
Accounts payable and accrued expenses	203,612	175,219
Operating lease liabilities	14,211	14,231
Current income taxes	1,469	—
Other liabilities	334,308	270,711
Total liabilities	6,078,065	5,555,252
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,371; 55,371	98,947	98,947
Retained earnings	1,550,068	1,449,198
Total shareholders’ equity	1,649,015	1,548,145
Total liabilities and shareholders’ equity	$7,727,080	$7,103,397

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Net premiums earned	$1,236,024	$1,034,469	$2,402,703	$2,039,173
Net investment income	68,970	58,350	133,989	110,323
Net realized investment gains (losses)	2,899	(19,778)	41,090	29,229
Other	(2,899)	10,186	1,298	11,081
Total revenues	1,304,994	1,083,227	2,579,080	2,189,806
Expenses:
Losses and loss adjustment expenses	936,714	897,810	1,840,679	1,827,339
Policy acquisition costs	203,682	172,737	399,722	337,245
Other operating expenses	81,702	68,341	158,790	138,031
Interest	7,799	5,549	15,572	10,479
Total expenses	1,229,897	1,144,437	2,414,763	2,313,094
Income (loss) before income taxes	75,097	(61,210)	164,317	(123,288)
Income tax expense (benefit)	12,529	(19,667)	28,287	(36,457)
Net income (loss)	$62,568	$(41,543)	$136,030	$(86,831)
Net income (loss) per share:
Basic	$1.13	$(0.75)	$2.46	$(1.57)
Diluted	$1.13	$(0.75)	$2.46	$(1.57)
Weighted average shares outstanding:
Basic	55,371	55,371	55,371	55,371
Diluted	55,375	55,371	55,373	55,371

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock, beginning of period	$98,947	$98,947	$98,947	$98,947
Common stock, end of period	98,947	98,947	98,947	98,947
Retained earnings, beginning of period	1,505,080	1,360,316	1,449,198	1,423,184
Net income (loss)	62,568	(41,543)	136,030	(86,831)
Dividends paid to shareholders	(17,580)	(17,580)	(35,160)	(35,160)
Retained earnings, end of period	1,550,068	1,301,193	1,550,068	1,301,193
Total shareholders’ equity, end of period	$1,649,015	$1,400,140	$1,649,015	$1,400,140

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$136,030	$(86,831)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,738	35,917
Net realized investment gains	(41,090)	(29,229)
Net losses (gains) on sales of fixed assets	71	(5,855)
Loss on property held for sale	6,145	—
Increase in premiums receivable	(103,766)	(19,107)
Decrease (increase) in reinsurance recoverables	2,188	(1,643)
Changes in current and deferred income taxes	3,810	(36,747)
Increase in deferred policy acquisition costs	(33,016)	(11,786)
Increase in loss and loss adjustment expense reserves	190,701	135,097
Increase in unearned premiums	238,474	86,751
Increase in accounts payable and accrued expenses	29,076	14,499
Other, net	7,309	24,307
Net cash provided by operating activities	470,670	105,373
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(789,541)	(255,888)
Sales	145,144	118,121
Calls or maturities	261,280	124,542
Equity securities available for sale in nature:
Purchases	(768,728)	(628,971)
Sales	721,754	668,730
Calls	7,185	—
Changes in securities payable and receivable	20,607	(29,195)
Decrease (increase) in short-term investments	41,492	(63,238)
Purchases of fixed assets	(21,857)	(19,063)
Sales of fixed assets	4	29,860
Other, net	7,007	3,478
Net cash used in investing activities	(375,653)	(51,624)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(35,160)	(35,160)
Payments on finance lease obligations	(1,427)	(642)
Proceeds from bank borrowing	—	50,000
Net cash (used in) provided by financing activities	(36,587)	14,198
Net increase in cash	58,430	67,947
Cash:
Beginning of the year	550,903	289,776
End of period	$609,333	$357,723
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$15,012	$8,409
Income taxes paid (refunded), net	$24,477	$(65)

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation
The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at June 30, 2024 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for more complete descriptions and discussions. Operating results and cash flows for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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
Earnings (Loss) per Share
There were no potentially dilutive securities with anti-dilutive effect for the three and six months ended June 30, 2024. Potentially dilutive securities representing 17,500 shares of common stock were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2023, because their effect would have been anti-dilutive.
Dividends per Share
The Company declared and paid a dividend per share of $0.3175 during each of the three-month periods ended June 30, 2024 and 2023, and dividends per share of $0.6350 during each of the six-month periods ended June 30, 2024 and 2023.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $203.7 million and $172.7 million for the three months ended June 30, 2024 and 2023, respectively, and $399.7 million and $337.2 million for the six months ended June 30, 2024 and 2023, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $3.9 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively, and $7.2 million and $4.2 million for the six months ended June 30, 2024 and 2023, respectively.

Fixed Assets

An office building located in Oklahoma City, Oklahoma was classified as a property held for sale at April 30, 2024, and $3.7 million of the property held for sale, which represented the fair value of the property less the estimated costs to sell, was included in other assets in the Company's consolidated balance sheets at June 30, 2024. A loss of $0.8 million recognized as a result of the held-for-sale classification was included in other revenues in the Company's consolidated statements of operations for the three and six months ended June 30, 2024.

Another office building located in Folsom, California was classified as a property held for sale at June 30, 2024, and $10.0 million of the property held for sale, which represented the fair value of the property less the estimated costs to sell, was included in other assets in the Company's consolidated balance sheets at June 30, 2024. A loss of $5.4 million recognized as a result of the held-for-sale classification was included in other revenues in the Company's consolidated statements of operations for the three and six months ended June 30, 2024.

A parcel of land located in Rancho Cucamonga, California was classified as a property held for sale at June 30, 2024, and $1.7 million of the property held for sale, which represented the carrying amount of the property on that date, was included in other assets in the Company's consolidated balance sheets at June 30, 2024.

In addition, an office building located in Brea, California was classified as a property held for sale at September 30, 2023, and $10.5 million of the property held for sale, which represented the carrying amount of the property on that date, was included in other assets in the Company's consolidated balance sheets at June 30, 2024.

The Company is actively engaged in selling these office buildings as most of its employees currently work from home and these properties are being used on a limited basis.

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

The Company is party to a Catastrophe Reinsurance Treaty (the "Treaty") covering a wide range of perils that is effective through June 30, 2025. The Treaty provides $1,290 million of coverage on a per occurrence basis after covered catastrophe losses exceed the $150 million Company retention limit. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies, such as homeowners, but does cover losses from fires following an earthquake. The Treaty provides for one full reinstatement of coverage limits with a minor exception at a certain upper layer of coverage, and includes some additional minor territorial and coverage restrictions.

The effect of reinsurance on property and casualty premiums written and earned was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Amounts in thousands)
Premiums Written
Direct	$1,380,511	$1,132,216	$2,674,986	$2,144,453
Ceded	(31,884)	(24,184)	(63,183)	(47,574)
Assumed	85	66	15,244	15,097
Net	$1,348,712	$1,108,098	$2,627,047	$2,111,976
Premiums Earned
Direct	$1,256,208	$1,047,413	$2,442,793	$2,064,283
Ceded	(31,371)	(23,999)	(62,450)	(47,197)
Assumed	3,859	3,856	7,722	7,746
Net	$1,228,696	$1,027,270	$2,388,065	$2,024,832

The Company recognized ceded premiums earned of approximately $31.4 million and $24.0 million for the three months ended June 30, 2024 and 2023, respectively, and $62.5 million and $47.2 million for the six months ended June 30, 2024 and 2023, respectively, which are included in net premiums earned in its consolidated statements of operations. The Company recognized ceded losses and loss adjustment expenses of approximately $(0.1) million and $(3.4) million for the three months ended June 30, 2024 and 2023, respectively, and $(0.9) million and $4.1 million for the six months ended June 30, 2024 and 2023, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations.

The Company's insurance subsidiaries, as primary insurers, are required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.

Revenue from Contracts with Customers (Topic 606)

The Company's revenue from contracts with customers is commission income earned from third-party insurers by its 100% owned insurance agencies, which amounted to approximately $6.0 million and $5.0 million, with related expenses of $3.2 million and $2.7 million, for the three months ended June 30, 2024 and 2023, respectively, and $11.7 million and $9.8 million, with related expenses of $6.4 million and $5.5 million, for the six months ended June 30, 2024 and 2023, respectively. All of the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting (see Note 13. Segment Information).

As of June 30, 2024 and December 31, 2023, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

Allowance for Credit Losses

Financial Instruments - Credit Losses (Topic 326) uses the "expected loss" methodology for recognizing credit losses for financial assets that are not accounted for at fair value through net income. The Company's investment portfolio, excluding accrued investment income, was not affected by Topic 326 as it applies the fair value option to all of its investments. The estimated allowance amounts for credit losses at June 30, 2024 and December 31, 2023 primarily related to premiums receivable.

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

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Amounts in thousands)
Beginning balance	$5,800	$5,800	$5,300	$5,800
Provision during the period for expected credit losses	858	332	1,973	1,468
Write-off amounts during the period	(846)	(877)	(1,658)	(2,147)
Recoveries during the period of amounts previously written off	188	145	385	279
Ending balance	$6,000	$5,400	$6,000	$5,400

Accrued Interest Receivables

The Company made certain accounting policy elections for its accrued interest receivables allowed under Topic 326: a) an election to present accrued interest receivable balances separately from the associated financial assets on the balance sheet, and b) an election not to measure an allowance for credit losses on accrued interest receivable amounts and instead write off uncollectible accrued interest amounts in a timely manner by reversing interest income. The Company's accrued interest receivable balances are included in accrued investment income receivable in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off during the six months ended June 30, 2024 and 2023.

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

The following table presents the fair values of financial instruments:

	June 30, 2024	December 31, 2023

	(Amounts in thousands)
Assets
Investments	$5,625,550	$5,228,520
Note receivable	9,803	9,974
Liabilities
Options sold	663	1,955
Notes payable	561,864	557,710
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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at June 30, 2024 and December 31, 2023. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary of such VIEs. The Company's maximum exposure to loss with respect to these VIEs is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At June 30, 2024 and December 31, 2023, the Company had approximately $38 million and $8 million, respectively, in unfunded commitments to these VIEs.

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

Notes Payable
The fair values of the Company’s publicly traded $375 million unsecured notes at June 30, 2024 and December 31, 2023 and its $200 million drawn under the unsecured credit facility at June 30, 2024 and December 31, 2023 were obtained from a third party pricing service.

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

The following table presents gains (losses) recognized due to changes in fair value of financial instruments pursuant to application of the fair value option:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Amounts in thousands)
Fixed maturity securities	$(1,722)	$(22,835)	$(11,016)	$16,940
Equity securities	(18,693)	(12,608)	15,805	(9,368)
Short-term investments	66	(42)	(38)	(8)
Total investment (losses) gains	$(20,349)	$(35,485)	$4,751	$7,564
Note receivable	(14)	125	(171)	125
Total (losses) gains	$(20,363)	$(35,360)	$4,580	$7,689

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities
The Company’s fair value measurements are based on the market approach, which utilizes market transaction data for the same or similar instruments. The Company obtained unadjusted fair values on 98.4% of its investment portfolio at fair value from an independent pricing service at June 30, 2024.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $30.1 million and $33.0 million at fair value in commercial mortgage-backed securities at June 30, 2024 and December 31, 2023, respectively.

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
Level 3 measurements - Fair values of financial assets and financial liabilities are based on inputs that are both unobservable and significant to the overall fair value measurement, including any items in which the evaluated prices obtained elsewhere are deemed to be of a distressed trading level. At June 30, 2024 and December 31, 2023, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity funds measured at net asset value ("NAV") is determined using NAV as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. At June 30, 2024, the Company had capital invested in five such funds: the strategy of four such funds with a combined fair value of approximately $89.1 million at June 30, 2024 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers (including CLO equity and CLO mezzanine tranches), and equity interests in vehicles established to purchase and warehouse loans; the strategy of the other such fund with a fair value of approximately $3.0 million at June 30, 2024 is to achieve long-term capital appreciation through privately-negotiated venture capital investments in seed- and early-stage portfolio companies with technology-enabled business models. The Company had approximately $38 million in unfunded commitments at June 30, 2024 with respect to the private equity funds measured at NAV. The underlying assets of the funds are expected to be liquidated over the period of approximately one year to thirteen years from June 30, 2024. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of the funds, except for one fund where the Company will have the ability to sell its equity investment in the CLO market place. The Company will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets for all the funds.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	June 30, 2024
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$136,291	$59,288	$—	$195,579
Municipal securities	—	2,860,186	—	2,860,186
Mortgage-backed securities	—	220,341	—	220,341
Corporate securities	—	741,587	—	741,587
Collateralized loan obligations	—	541,199	—	541,199
Other asset-backed securities	—	102,869	—	102,869
Total fixed maturity securities	136,291	4,525,470	—	4,661,761
Equity securities:
Common stock	678,705	—	—	678,705
Non-redeemable preferred stock	—	45,131	—	45,131
Private equity funds measured at net asset value (1)				92,088
Total equity securities	678,705	45,131	—	815,924
Short-term investments:
Short-term bonds	10,268	1,625	—	11,893
Money market instruments	135,928	—	—	135,928
Other	44	—	—	44
Total short-term investments	146,240	1,625	—	147,865
Other assets:
Note receivable	—	9,803	—	9,803
Total assets at fair value	$961,236	$4,582,029	$—	$5,635,353
Liabilities
Other liabilities:
Options sold	$663	$—	$—	$663
Total liabilities at fair value	$663	$—	$—	$663

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$123,182	$51,268	$—	$174,450
Municipal securities	—	2,777,258	—	2,777,258
Mortgage-backed securities	—	186,887	—	186,887
Corporate securities	—	599,630	—	599,630
Collateralized loan obligations	—	484,947	—	484,947
Other asset-backed securities	—	96,164	—	96,164
Total fixed maturity securities	123,182	4,196,154	—	4,319,336
Equity securities:
Common stock	597,888	—	—	597,888
Non-redeemable preferred stock	—	51,563	—	51,563
Private equity funds measured at net asset value (1)				81,242
Total equity securities	597,888	51,563	—	730,693
Short-term investments:
Short-term bonds	12,015	1,838	—	13,853
Money market instruments	164,595	—	—	164,595
Other	43	—	—	43
Total short-term investments	176,653	1,838	—	178,491
Other assets:
Note receivable	—	9,974	—	9,974
Total assets at fair value	$897,723	$4,259,529	$—	$5,238,494
Liabilities
Other liabilities:
Options sold	$1,955	$—	$—	$1,955
Total liabilities at fair value	$1,955	$—	$—	$1,955
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the six months ended June 30, 2024 and 2023.

At June 30, 2024, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	June 30, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$373,928	$361,860	$—	$361,860	$—
Unsecured credit facility	200,000	200,004	—	200,004	—
Total	$573,928	$561,864	$—	$561,864	$—

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$373,729	$357,765	$—	$357,765	$—
Unsecured credit facility	200,000	199,945	—	199,945	—
Total	$573,729	$557,710	$—	$557,710	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at June 30, 2024 and December 31, 2023 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 11. Notes Payable for additional information on unsecured notes.

Unsecured Credit Facility
The fair values of the Company's $200 million drawn under the unsecured credit facility at June 30, 2024 and December 31, 2023 were based on the unadjusted quoted price for similar notes in active markets. See Note 11. Notes Payable for additional information on the unsecured credit facility.

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
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Derivatives
	June 30, 2024	December 31, 2023

	(Amount in thousands)
Options sold - Other liabilities	$663	$1,955
Total	$663	$1,955

	Gains Recognized in Net Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Amounts in thousands)
Options sold - Net realized investment gains (losses)	$4,229	$1,596	$8,545	$2,824
Total	$4,229	$1,596	$8,545	$2,824

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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2024 and 2023. No accumulated goodwill impairment losses existed at June 30, 2024 and December 31, 2023. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and six months ended June 30, 2024 and 2023. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 13. Segment Information for additional information on the reportable business segment).
Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of June 30, 2024:
Customer relationships	$55,107	$(53,832)	$1,275	10
Trade names	15,400	(9,946)	5,454	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$76,207	$(68,078)	$8,129

As of December 31, 2023:
Customer relationships	$54,862	$(53,704)	$1,158	11
Trade names	15,400	(9,625)	5,775	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$75,962	$(67,629)	$8,333

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and six months ended June 30, 2024 and 2023.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Amortization expense for other intangible assets was $0.2 million for each of the three-month periods ended June 30, 2024 and 2023, and $0.4 million for each of the six-month periods ended June 30, 2024 and 2023.

The following table presents the estimated future amortization expense related to other intangible assets as of June 30, 2024:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2024	$447
2025	856
2026	856
2027	856
2028	856
Thereafter	2,858
Total	$6,729

8. Share-Based Compensation

In February 2015, the Company's Board of Directors (the "Board") adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock are authorized for issuance under the 2015 Plan, with 4,830,000 shares of common stock available for future grant as of June 30, 2024 upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted stock unit ("RSU") or deferred stock awards.

In February 2024, the Board adopted the 2024 Long-Term Incentive Plan (the “LTIP”) to provide certain key employees with the right to receive cash awards providing an opportunity to participate in the appreciation of the Company’s value and in order to retain these key employees and reward them for contributing to the success of the Company. Participants in the LTIP may be granted a number of notional interests, or phantom stock units ("PSUs"). Each PSU represents the right to receive payment of the value of a share of the Company’s common stock upon vesting. PSUs may be granted subject to vesting conditions, which may include service-based and/or performance-based vesting conditions tied to corporate and/or individual achievement objectives. An employee must remain employed through the date of payment of an award to be eligible for any payout under the LTIP. These PSUs are settled in cash upon vesting and accounted for as liability-based awards.

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
As of June 30, 2024, 17,500 of the total stock options awarded and vested under the 2015 Plan have not been exercised, each with a remaining term of approximately 3.6 years.
Performance-based PSUs
During the first half of 2024, the Company granted a total "target" award of 196,712 performance-based PSUs to certain executive officers and other key employees of the Company. The payout value of the performance-based PSUs granted under the LTIP will be determined based on the achievement of specific, pre-established corporate performance objectives, and in part on individual performance, during the applicable three-year performance period (the "Performance Cycle"). The maximum payout level for the performance-based PSUs is 150% of the “target” award.
The following table presents the summary of the performance-based PSU grants as of June 30, 2024:

Grant year	2024
Three-year performance period ending December 31,	2026
Vesting shares, target	196,712
Vesting shares, maximum	295,068

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
Restricted PSUs

The Company, from time to time, grants restricted PSUs to certain key employees, typically to retain such key employees. The restricted PSUs vest in three equal annual installments on each of the first three anniversaries of the grant date. The payout value of the restricted PSUs granted under the LTIP will be determined based on the closing price per share of the Company's common stock at each vesting date. The vested amount of the restricted PSUs is paid at the end of each annual vesting period. During the first half of 2024, the Company granted a total of 5,873 restricted PSUs to certain key employees of the Company.
The Company recorded approximately $0.9 million and $1.7 million of share-based compensation expense associated with the performance-based and restricted PSUs for the three and six months ended June 30, 2024, respectively, which are included in other operating expenses in its consolidated statements of operations.

9. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

The total amount of unrecognized tax benefits related to tax uncertainties decreased by approximately $1.9 million during the six months ended June 30, 2024, primarily resulting from the payment of the assessed amount related to a California Franchise Tax Board audit for tax year 2011.

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

At June 30, 2024, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax expenses or benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company believes that through projected future taxable income of an appropriate nature, the use of prudent tax planning strategies, and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

10. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Six Months Ended June 30,
	2024	2023

	(Amounts in thousands)
Gross reserves, beginning of period	$2,785,702	$2,584,910
Reinsurance recoverables on unpaid losses, beginning of period	(32,148)	(25,322)
Net reserves, beginning of period	2,753,554	2,559,588
Incurred losses and loss adjustment expenses related to:
Current year	1,832,701	1,847,123
Prior years	7,978	(19,784)
Total incurred losses and loss adjustment expenses	1,840,679	1,827,339
Loss and loss adjustment expense payments related to:
Current year	801,750	874,245
Prior years	846,290	820,341
Total payments	1,648,040	1,694,586
Net reserves, end of period	2,946,193	2,692,341
Reinsurance recoverables on unpaid losses, end of period	30,210	27,666
Gross reserves, end of period	$2,976,403	$2,720,007

The increase in the provision for insured events of prior years during the six months ended June 30, 2024 of $8.0 million was primarily attributable to higher than estimated losses and loss adjustment expenses in the commercial automobile and commercial property lines of insurance business and catastrophe losses, partially offset by favorable development in the private passenger automobile line of insurance business. The decrease in the provision for insured events of prior years during the six months ended June 30, 2023 of $19.8 million was primarily attributable to lower than estimated losses and loss adjustment expenses in the private passenger automobile and homeowners lines of insurance business, partially offset by unfavorable development in the commercial property line of insurance business.

For the six months ended June 30, 2024 and 2023, the Company incurred catastrophe losses net of reinsurance of approximately $197 million and $190 million, respectively. The majority of 2024 catastrophe losses resulted from tornadoes, hailstorms and convective storms in Texas and Oklahoma and winter storms and rainstorms in California. The majority of 2023 catastrophe losses resulted from winter storms and rainstorms in California, Texas and Oklahoma. The Company experienced unfavorable development of approximately $9 million and favorable development of approximately $1 million on prior years' catastrophe losses for the six months ended June 30, 2024 and 2023, respectively.

11. Notes Payable

The following table presents information about the Company's notes payable:

	Lender	Interest Rate	Maturity Date	June 30, 2024	December 31, 2023

				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, BMO Bank and U.S. Bank	Term SOFR plus 112.5-150.0 basis points	November 16, 2026	200,000	200,000
Total principal amount				575,000	575,000
Less unamortized discount and debt issuance costs(3)				1,072	1,271
Total debt				$573,928	$573,729
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
(2)On March 31, 2021, the Company entered into an unsecured $75 million five-year revolving credit facility. On November 18, 2022, the Company entered into the First Amendment to this credit facility. The First Amendment extended the maturity date of the loan to November 16, 2026 from March 31, 2026 with possible further extension if certain conditions are met, increased the aggregate commitments by all the lenders to $200 million from $75 million, and replaced the LIBOR with the Term SOFR. On November 30, 2023, the Company entered into the Second Amendment to this credit facility, which further increased the aggregate commitments by all the lenders to $250 million from $200 million. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from Term SOFR plus 112.5 basis points when the ratio is under 20% to Term SOFR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 25.9% at June 30, 2024, resulting in a 17.5 basis point commitment fee on any undrawn portion of the credit facility. As of July 25, 2024, a total of $200 million was drawn under this facility on a three-month revolving basis at an annual interest rate of approximately 6.81%, with $50 million available to be drawn. The Company contributed $150 million of the total amount drawn to the surplus of its consolidated insurance subsidiaries, and used the remainder for general corporate purposes.
(3)The unamortized discount and debt issuance costs are associated with the publicly traded $375 million senior unsecured notes. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized costs of approximately $0.7 million associated with entering into the $250 million unsecured revolving credit facility maturing on November 16, 2026 are included in other assets in the Company's consolidated balance sheets and amortized to interest expense over the term of the credit facility.
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

The following tables present the Company's operating results by reportable segment:

	Three Months Ended June 30,
	2024			2023
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$1,228.7	$7.3	$1,236.0	$1,027.3	$7.2	$1,034.5
Less:
Losses and loss adjustment expenses	932.4	4.3	936.7	893.9	3.9	897.8
Underwriting expenses	282.0	3.4	285.4	237.4	3.8	241.2
Underwriting gain (loss)	14.3	(0.4)	13.9	(104.0)	(0.5)	(104.5)
Investment income			69.0			58.4
Net realized investment gains (losses)			2.9			(19.8)
Other (loss) income			(2.9)			10.2
Interest expense			(7.8)			(5.5)
Pre-tax income (loss)			$75.1			$(61.2)
Net income (loss)			$62.6			$(41.5)

	Six Months Ended June 30,
	2024			2023
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$2,388.1	$14.6	$2,402.7	$2,024.8	$14.4	$2,039.2
Less:
Losses and loss adjustment expenses	1,832.4	8.3	1,840.7	1,819.7	7.6	1,827.3
Underwriting expenses	551.3	7.2	558.5	468.0	7.3	475.3
Underwriting gain (loss)	4.4	(0.9)	3.5	(262.9)	(0.5)	(263.4)
Investment income			134.0			110.3
Net realized investment gains			41.1			29.2
Other income			1.3			11.1
Interest expense			(15.6)			(10.5)
Pre-tax income (loss)			$164.3			$(123.3)
Net income (loss)			$136.0			$(86.8)

The following tables present the Company’s net premiums earned and direct premiums written by reportable segment and line of insurance business:

	Three Months Ended June 30,
	2024			2023
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$799.6	$—	$799.6	$674.7	$—	$674.7
Homeowners	283.6	—	283.6	233.9	—	233.9
Commercial automobile	94.2	—	94.2	72.1	—	72.1
Other	51.3	7.3	58.6	46.6	7.2	53.8
Net premiums earned	$1,228.7	$7.3	$1,236.0	$1,027.3	$7.2	$1,034.5

Private passenger automobile	$847.6	$—	$847.6	$698.5	$—	$698.5
Homeowners	361.9	—	361.9	294.5	—	294.5
Commercial automobile	98.8	—	98.8	82.7	—	82.7
Other	72.2	6.8	79.0	56.5	7.3	63.8
Direct premiums written	$1,380.5	$6.8	$1,387.3	$1,132.2	$7.3	$1,139.5

	Six Months Ended June 30,
	2024			2023
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$1,553.9	$—	$1,553.9	$1,335.3	$—	$1,335.3
Homeowners	550.5	—	550.5	456.4	—	456.4
Commercial automobile	183.4	—	183.4	141.2	—	141.2
Other	100.3	14.6	114.9	91.9	14.4	106.3
Net premiums earned	$2,388.1	$14.6	$2,402.7	$2,024.8	$14.4	$2,039.2

Private passenger automobile	$1,673.1	$—	$1,673.1	$1,332.8	$—	$1,332.8
Homeowners	664.0	—	664.0	536.1	—	536.1
Commercial automobile	202.8	—	202.8	162.7	—	162.7
Other	135.1	13.4	148.5	112.9	13.5	126.4
Direct premiums written	$2,675.0	$13.4	$2,688.4	$2,144.5	$13.5	$2,158.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

The following tables present direct premiums written, by state and line of insurance business, for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$1,388,570	$458,802	$142,539	$140,436	$2,130,347	79.2%
Texas	69,059	108,553	35,588	3,541	216,741	8.1%
Other states (1)	215,506	96,670	24,637	4,482	341,295	12.7%
Total	$1,673,135	$664,025	$202,764	$148,459	$2,688,383	100.0%
	62.3%	24.7%	7.5%	5.5%	100.0%

	Six Months Ended June 30, 2023
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$1,077,209	$385,416	$115,623	$118,897	$1,697,145	78.7%
Texas	61,498	75,720	26,650	2,761	166,629	7.7%
Other states (1)	194,054	75,010	20,438	4,747	294,249	13.6%
Total	$1,332,761	$536,146	$162,711	$126,405	$2,158,023	100.0%
	61.8%	24.8%	7.5%	5.9%	100.0%
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

In January 2023, the California DOI approved a 6.9% rate increase on the private passenger automobile line of insurance business for Mercury Insurance Company ("MIC") and California Automobile Insurance Company ("CAIC"), consolidated subsidiaries of the Company. These rate increases became effective in March 2023. The California DOI approved an additional 6.99% rate increase on the private passenger automobile line of insurance business for MIC and CAIC in June 2023. These rate increases became effective in July 2023. In addition, in January 2024, the California DOI approved a 22.5% rate increase for MIC and a 3.8% rate increase for CAIC on the private passenger automobile line of insurance business. These rate increases became effective in February 2024. The private passenger automobile line of insurance business of MIC and CAIC represented approximately 47% and 6%, respectively, of the Company's total net premiums earned for the six months ended June 30, 2024.

In March 2023, the California DOI approved a 12.6% rate increase on the California homeowners line of insurance business. This rate increase became effective in May 2023. In March 2024, the California DOI approved an additional 6.99% rate increase on the California homeowners line of insurance business. This rate increase became effective in May 2024. The California homeowners line of insurance business represented approximately 16% of the Company's total net premiums earned for the six months ended June 30, 2024.

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
At June 30, 2024 and December 31, 2023, the Company recorded its point estimate of approximately $2.98 billion and $2.79 billion ($2.95 billion and $2.75 billion, net of reinsurance), respectively, in loss reserves, which included approximately $1.77 billion and $1.61 billion ($1.77 billion and $1.61 billion, net of reinsurance), respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to June 30, 2024 and December 31, 2023, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenues

Net premiums earned increased 19.5% and net premiums written increased 21.5% for the three months ended June 30, 2024, from the corresponding period in 2023. The increases in net premiums earned and net premiums written were primarily due to rate increases in the California automobile and homeowners lines of insurance business and increases in the number of policies written in the California homeowners line of insurance business.

Net premiums earned included ceded premiums earned of $31.4 million and $24.0 million for the three months ended June 30, 2024 and 2023, respectively. Net premiums written included ceded premiums written of $31.9 million and $24.2 million for the three months ended June 30, 2024 and 2023, respectively. The increases in ceded premiums earned and ceded premiums written resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

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

The following is a reconciliation of net premiums earned to net premiums written:

	Three Months Ended June 30,
	2024	2023

	(Amounts in thousands)
Net premiums earned	$1,236,024	$1,034,469
Change in net unearned premiums	119,436	80,876
Net premiums written	$1,355,460	$1,115,345

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended June 30,
	2024	2023

Loss ratio	75.8%	86.8%
Expense ratio	23.1%	23.3%
Combined ratio	98.9%	110.1%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio for the second quarter of 2024 and 2023 was affected by unfavorable development of approximately $14 million and favorable development of approximately $4 million, respectively, on prior accident years' loss and loss adjustment expense reserves. The unfavorable development for the second quarter of 2024 was primarily attributable to higher than estimated losses and loss adjustment expenses in the commercial automobile and commercial property lines of insurance business, partially offset by favorable development in the private passenger automobile and homeowners lines of insurance business. The favorable development for the second quarter of 2023 was primarily attributable to lower than estimated losses and loss adjustment expenses in the private passenger automobile line of insurance business, partially offset by unfavorable development in the commercial property line of insurance business.

In addition, the 2024 loss ratio was negatively impacted by approximately $120 million of catastrophe losses, excluding unfavorable development of approximately $5 million on prior years' catastrophe losses, primarily due to tornadoes, hailstorms and convective storms in Texas and Oklahoma. The 2023 loss ratio was negatively impacted by approximately $93 million of catastrophe losses, excluding favorable development of approximately $1 million on prior years' catastrophe losses, primarily due to rainstorms in Texas and Oklahoma.

Excluding the effects of estimated prior accident years’ loss development and catastrophe losses, the loss ratio was 65.0% and 78.2% for the second quarter of 2024 and 2023, respectively. The decrease in the loss ratio was primarily due to rate increases in the California automobile and homeowners lines of insurance business, partially offset by increases in loss frequency and severity in the California private passenger automobile line of insurance business.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for the three months ended June 30, 2024 decreased slightly compared to the corresponding period in 2023, which primarily resulted from the rate increases discussed above, mostly offset by increases in expenses for profitability-related accruals and advertising.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax expense (benefit) was $12.5 million and $(19.7) million for the three months ended June 30, 2024 and 2023, respectively. The increase in income tax expense was primarily due to a $136.3 million increase in total pre-tax income. The Company’s effective income tax rate can be affected by several factors. These generally relate to large changes in the composition of fully taxable income, including net realized investment gains or losses, tax-exempt investment income, non-

deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. Income tax expense of $12.5 million on pre-tax income of $75.1 million, including tax-exempt investment income of $20.2 million, resulted in an effective tax rate of 16.7%, below the statutory tax rate of 21%, for the three months ended June 30, 2024, and income tax benefit of $19.7 million on pre-tax loss of $61.2 million, including tax-exempt investment income of $21.9 million, resulted in an effective tax rate of 32.1%, above the statutory tax rate, for the corresponding period in 2023.

Investments

The following table presents the investment results of the Company:

	Three Months Ended June 30,
	2024	2023

	(Dollars in thousands)
Average invested assets at cost (1)	$5,536,170	$5,045,828
Net investment income (2) (3)
Before income taxes	$68,970	$58,350
After income taxes	$57,966	$49,819
Average annual yield on investments (2)
Before income taxes	4.5%	4.4%
After income taxes	3.8%	3.8%
Net realized investment gains (losses)	$2,899	$(19,778)
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets excluding cash for each period.
(2) Net investment income includes approximately $6.2 million and $2.8 million of interest income earned on cash (approximately $4.9 million and $2.2 million after tax) for the three months ended June 30, 2024 and 2023, respectively. Average annual yield on investments does not include interest income earned on cash.
(3) Higher net investment income before and after income taxes for the three months ended June 30, 2024 compared to the corresponding period in 2023 resulted largely from higher average invested assets and cash.

The following tables present the components of net realized investment gains or losses included in net income (loss):

	Three Months Ended June 30, 2024
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(944)	$(1,722)	$(2,666)
Equity securities (1)(3)	20,680	(18,693)	1,987
Short-term investments (1)	(703)	66	(637)
Note receivable (1)	—	(14)	(14)
Options sold	3,920	309	4,229
Total	$22,953	$(20,054)	$2,899

	Three Months Ended June 30, 2023
	Gains (Losses) Recognized in Net Loss
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(454)	$(22,835)	$(23,289)
Equity securities (1)(3)	14,444	(12,608)	1,836
Short-term investments (1)	(4)	(42)	(46)
Note receivable (1)	—	125	125
Options sold	1,697	(101)	1,596
Total	$15,683	$(35,461)	$(19,778)
__________
(1)The changes in fair value of the investment portfolio resulted from application of the fair value option.
(2)The decreases in fair value of fixed maturity securities for the second quarters of 2024 and 2023 primarily resulted from increases in overall market interest rates.
(3)The decreases in fair value of equity securities for the second quarters of 2024 and 2023 primarily resulted from overall decline in equity markets associated with the Company's equity securities.

Net Income (Loss)

	Three Months Ended June 30,
	2024	2023

	(Amounts in thousands, except per share data)
Net income (loss)	$62,568	$(41,543)
Basic average shares outstanding	55,371	55,371
Diluted average shares outstanding	55,375	55,371
Basic Per Share Data:
Net income (loss)	$1.13	$(0.75)
Net realized investment gains (losses), net of tax	$0.04	$(0.28)
Diluted Per Share Data:
Net income (loss)	$1.13	$(0.75)
Net realized investment gains (losses), net of tax	$0.04	$(0.28)

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenues

Net premiums earned increased 17.8% and net premiums written increased 24.2% for the six months ended June 30, 2024, from the corresponding period in 2023. The increases in net premiums earned and net premiums written were primarily due to rate increases and increases in the number of policies written in the California automobile and homeowners lines of insurance business.

Net premiums earned included ceded premiums earned of $62.5 million and $47.2 million for the six months ended June 30, 2024 and 2023, respectively. Net premiums written included ceded premiums written of $63.2 million and $47.6 million for the six months ended June 30, 2024 and 2023, respectively. The increases in ceded premiums earned and ceded premiums written resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

The following is a reconciliation of net premiums earned to net premiums written:

	Six Months Ended June 30,
	2024	2023

	(Amounts in thousands)
Net premiums earned	$2,402,703	$2,039,173
Change in net unearned premiums	237,741	86,373
Net premiums written	$2,640,444	$2,125,546

Expenses

The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Six Months Ended June 30,
	2024	2023

Loss ratio	76.6%	89.6%
Expense ratio	23.3%	23.3%
Combined ratio	99.9%	112.9%

The loss ratio for the first half of 2024 and 2023 was affected by unfavorable development of approximately $8 million and favorable development of approximately $20 million, respectively, on prior accident years' loss and loss adjustment expense reserves. The unfavorable development for the first half of 2024 was primarily attributable to higher than estimated losses and loss adjustment expenses in the commercial automobile and commercial property lines of insurance business and catastrophe losses, partially offset by favorable development in the private passenger automobile line of insurance business. The favorable development for the first half of 2023 was primarily attributable to lower than estimated losses and loss adjustment expenses in the private passenger automobile and homeowners lines of insurance business, partially offset by unfavorable development in the commercial property line of insurance business.

In addition, the 2024 loss ratio was negatively impacted by approximately $188 million of catastrophe losses, excluding unfavorable development of approximately $9 million on prior years' catastrophe losses, primarily due to tornadoes, hailstorms and convective storms in Texas and Oklahoma and winter storms and rainstorms in California. The 2023 loss ratio was negatively impacted by approximately $191 million of catastrophe losses, excluding favorable development of approximately $1 million on prior years' catastrophe losses, primarily due to winter storms and rainstorms in California, Texas and Oklahoma.

Excluding the effects of estimated prior accident years’ loss development and catastrophe losses, the loss ratio was 68.5% and 81.2% for the first half of 2024 and 2023, respectively. The decrease in the loss ratio was primarily due to rate increases in the California automobile and homeowners lines of insurance business, partially offset by increases in loss frequency and severity in the California private passenger automobile line of insurance business.
Income tax expense (benefit) was $28.3 million and $(36.5) million for the six months ended June 30, 2024 and 2023, respectively. The increase in income tax expense was primarily due to a $287.6 million increase in total pre-tax income. Income tax expense of $28.3 million on pre-tax income of $164.3 million, including tax-exempt investment income of $40.6 million, resulted in an effective tax rate of 17.2%, below the statutory tax rate of 21%, for the six months ended June 30, 2024, and income tax benefit of $36.5 million on pre-tax loss of $123.3 million, including tax-exempt investment income of $43.8 million, resulted in an effective tax rate of 29.6%, above the statutory tax rate, for the corresponding period in 2023.

Investments

The following table presents the investment results of the Company:

	Six Months Ended June 30,
	2024	2023

	(Dollars in thousands)
Average invested assets at cost (1)	$5,450,760	$5,033,723
Net investment income (2) (3)
Before income taxes	$133,989	$110,323
After income taxes	$112,814	$94,613
Average annual yield on investments (2) (3)
Before income taxes	4.5%	4.2%
After income taxes	3.8%	3.6%
Net realized investment gains	$41,090	$29,229
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets excluding cash for each period.
(2) Net investment income includes approximately $11.9 million and $4.5 million of interest income earned on cash (approximately $9.4 million and $3.6 million after tax) for the six months ended June 30, 2024 and 2023, respectively. Average annual yield on investments does not include interest income earned on cash.
(3) Higher net investment income before and after income taxes for the six months ended June 30, 2024 compared to the corresponding period in 2023 resulted largely from higher average yield combined with higher average invested assets and cash. Average annual yield on investments before and after income taxes for the six months ended June 30, 2024 increased compared to the corresponding period in 2023, primarily due to the maturity and replacement of lower yielding investments purchased when market interest rates were lower with higher yielding investments, as a result of increasing overall market interest rates, as well as higher yields on investments based on floating interest rates.

The following tables present the components of net realized investment gains or losses included in net income (loss):

	Six Months Ended June 30, 2024
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(967)	$(11,016)	$(11,983)
Equity securities (1)(3)	29,635	15,805	45,440
Short-term investments (1)	(703)	(38)	(741)
Note receivable (1)	—	(171)	(171)
Options sold	8,325	220	8,545
Total	$36,290	$4,800	$41,090

	Six Months Ended June 30, 2023
	Gains (Losses) Recognized in Net Loss
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(1,346)	$16,940	$15,594
Equity securities (1)(3)	20,066	(9,368)	10,698
Short-term investments (1)	(4)	(8)	(12)
Note receivable (1)	—	125	125
Options sold	3,154	(330)	2,824
Total	$21,870	$7,359	$29,229
__________
(1)The changes in fair value of the investment portfolio resulted from application of the fair value option.
(2)The decrease in fair value of fixed maturity securities for the first half of 2024 primarily resulted from increases in overall market interest rates. The increase in fair value of fixed maturity securities for the first half of 2023 primarily resulted from decreases in long-term market interest rates.
(3)The increase in fair value of equity securities for the first half of 2024 primarily resulted from overall improvement in equity markets associated with the Company's equity securities. The decrease in fair value of equity securities for the first half of 2023 primarily resulted from overall decline in equity markets associated with the Company's equity securities.

Net Income (Loss)

	Six Months Ended June 30,
	2024	2023

	(Amounts in thousands, except per share data)
Net income (loss)	$136,030	$(86,831)
Basic average shares outstanding	55,371	55,371
Diluted average shares outstanding	55,373	55,371
Basic Per Share Data:
Net income (loss)	$2.46	$(1.57)
Net realized investment gains, net of tax	$0.59	$0.42
Diluted Per Share Data:
Net income (loss)	$2.46	$(1.57)
Net realized investment gains, net of tax	$0.59	$0.42

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations each year since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $757.2 million at June 30, 2024, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the six months ended June 30, 2024 was $470.7 million, an increase of $365.3 million compared to the corresponding period in 2023. The increase was primarily due to an increase in premium collections, a decrease in payments for losses and loss adjustment expenses, and an increase in investment income received, partially offset by an increase in payments for policy acquisition costs and taxes. The Company utilized the cash provided by operating activities during the six months ended June 30, 2024 primarily for the net purchases of investment securities and payment of dividends to its shareholders.

The following table presents the estimated fair value of fixed maturity securities at June 30, 2024 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$289,895
Due after one year through two years	241,351
Due after two years through three years	317,779
Due after three years through four years	290,565
Due after four years through five years	237,277
Total due within five years	$1,376,867

B. Reinsurance
For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake.
The Company is the assuming reinsurer under a Catastrophe Participation Reinsurance Contract (the "Contract") effective through December 31, 2025. The Company reimburses a group of affiliates of a ceding company for a proportional share of a portfolio of catastrophe losses based on the premiums ceded to the Company under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 73.5%. The total assumed premium under the Contract is $15.0 million for each of the 12-month periods ending December 31, 2023 through 2025 and $10.0 million for the 12 months ended December 31, 2022. The total possible amount of losses for the Company under the Contract is $30.0 million for each of the 12-month periods ending December 31, 2023 through 2025 and $25.0 million for the 12 months ended December 31, 2022. The Company recognized $3.8 million in earned premiums for each of the three-month periods ended June 30, 2024 and 2023, and $2.4 million and $2.7 million in incurred losses for the three months ended June 30, 2024 and 2023, respectively, and $7.5 million in earned premiums for each of the six-month periods ended June 30, 2024 and 2023, and $(2.4) million and $5.4 million in incurred losses for the six months ended June 30, 2024 and 2023, respectively, under the Contract. The negative incurred losses for the six months ended June 30, 2024 resulted primarily from favorable development on prior years' catastrophe losses that had been ceded to the Company under the Contract.

The Company is the ceding party to a Catastrophe Reinsurance Treaty (the "Treaty") covering a wide range of perils that is effective through June 30, 2025. For the 12 months ending June 30, 2025 and 2024, the Treaty provides approximately $1,290 million and $1,111 million of coverage, respectively, on a per occurrence basis after covered catastrophe losses exceed the Company retention limit of $150 million and $100 million, respectively. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies such as homeowners, but does cover losses from fires following an earthquake. The Treaty includes additional restrictions as noted in the tables below.

Coverage on individual catastrophes provided for the 12 months ending June 30, 2025 under the Treaty is presented below in various layers:

	Catastrophe Losses and LAE
	In Excess of	Up to	Percentage of Coverage

	(Amounts in millions)
Retained	$—	$150	—%
Layer of Coverage (1)	150	650	100.0
Layer of Coverage (1) (2) (3) (4)	650	1,300	100.0
Layer of Coverage	1,300	1,440	100.0
__________
(1) Layer of Coverage represents multiple actual treaty layers that are grouped for presentation purposes.
(2) Approximately 10% of this layer covers California, Arizona, Nevada and Texas only, and has a maximum contribution limit to ultimate net loss from all losses in Texas of $425 million.
(3) Approximately 14% of this layer excludes losses from named storms.
(4) Approximately 8% of this layer covers only California wildfires and fires following an earthquake in California, and is not subject to reinstatement.

Coverage on individual catastrophes provided for the 12 months ended June 30, 2024 under the Treaty is presented below in various layers:

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

The table below presents the combined total reinsurance premiums under the Treaty (annual premiums and reinstatement premiums) for the 12 months ending June 30, 2025 and 2024, respectively:

Treaty	Annual Premium (1)	Reinstatement Premium (2)	Total Combined Premium (2)

	(Amounts in millions)
For the 12 months ending June 30, 2025	$105	$—	$105
For the 12 months ended June 30, 2024	$99	$—	$99
__________
(1) The increase in the annual premium is primarily due to an increase in reinsurance coverage and rates and growth in the covered book of business.
(2) The reinstatement premium and the total combined premium for the treaty period ending June 30, 2025 are projected amounts to be paid based on the assumption that there will be no reinstatements occurring during this treaty period. The reinstatement premium for the treaty period ended June 30, 2024 is zero, as there were no actual reinstatement premiums paid.

The Treaty ending June 30, 2025 and 2024 each provides for one full reinstatement of coverage limits. Reinstatement premiums are based on the amount of reinsurance benefits used by the Company at 100% of the annual premium rate, with the exception of the reinstatement restrictions noted in the tables above, up to the maximum reinstatement premium of approximately $101 million and $95 million if the full amount of benefit is used for the 12 months ending June 30, 2025 and 2024, respectively.

The total amount of reinstatement premiums is recorded as ceded reinstatement premiums written at the time of the catastrophe event based on the total amount of reinsurance benefits expected to be used for the event, and such reinstatement premiums are recognized ratably over the remaining term of the Treaty as ceded reinstatement premiums earned.

The catastrophe events that occurred in 2024 caused approximately $188 million in losses to the Company, resulting primarily from tornadoes, hailstorms and convective storms in Texas and Oklahoma and winter storms and rainstorms in California. No reinsurance benefits were available under the Treaty for these losses as none of the 2024 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $100 million under the Treaty for the 12 months ended June 30, 2024.

The catastrophe events that occurred in 2023 caused approximately $257 million in losses to the Company as of June 30, 2024, resulting primarily from rainstorms and hail in Texas and Oklahoma, winter storms and rainstorms in California, and the impact of Tropical Storm Hilary in California. No reinsurance benefits were available under the Treaty for these losses as none of the 2023 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $100 million and $60 million under the Treaty for the 12 months ended June 30, 2024 and 2023, respectively.

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

The following table presents the composition of the total investment portfolio of the Company at June 30, 2024:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$196,438	$195,579
Municipal securities	2,896,719	2,860,186
Mortgage-backed securities	234,226	220,341
Corporate securities	769,693	741,587
Collateralized loan obligations	539,841	541,199
Other asset-backed securities	111,507	102,869
	4,748,424	4,661,761
Equity securities:
Common stock	565,266	678,705
Non-redeemable preferred stock	56,705	45,131
Private equity funds measured at net asset value (2)	102,393	92,088
	724,364	815,924
Short-term investments	148,787	147,865
Total investments	$5,621,575	$5,625,550
______________
(1)    Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.
(2)    The fair value is measured using the NAV practical expedient. See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.
At June 30, 2024, 38.2% of the Company’s total investment portfolio at fair value and 46.1% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At June 30, 2024, 91.9% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.

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

The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	June 30, 2024	December 31, 2023

	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	11.2	11.4
including short-term investments	10.8	11.0
Call-adjusted average maturity:
excluding short-term investments	4.0	3.8
including short-term investments	3.9	3.6
Modified duration reflecting anticipated early calls:
excluding short-term investments	3.0	3.1
including short-term investments	2.9	3.0
Short-Term Investments	—	—

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at June 30, 2024, consistent with the average rating at December 31, 2023. The Company's municipal bond holdings, of which 75.1% were tax exempt, represented 46.1% of its fixed maturity securities portfolio at June 30, 2024, at fair value, and are broadly diversified geographically. See Part I-Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and credit quality ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At June 30, 2024, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $6.5 million and $8.4 million, respectively, at fair value, and represented 0.1% and 0.2%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2023, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $6.4 million and $15.1 million, respectively, at fair value, and represented 0.1% and 0.3%, respectively, of total fixed maturity securities.
The overall credit ratings for the Company’s fixed maturity securities portfolio were relatively stable during the six months ended June 30, 2024, with 94.2% of fixed maturity securities at fair value experiencing no change in their overall rating. 5.2% and 0.6% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the six months ended June 30, 2024.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	June 30, 2024
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds and agencies:
Agencies	$59,288	$—	$—	$—	$—	$59,288
Treasuries	136,291	—	—	—	—	136,291
Total	195,579	—	—	—	—	195,579
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	20,570	257,291	179,232	27,517	1,794	486,404
Uninsured	79,661	921,478	1,216,358	148,817	7,468	2,373,782
Total	100,231	1,178,769	1,395,590	176,334	9,262	2,860,186
	3.5%	41.2%	48.8%	6.2%	0.3%	100.0%
Mortgage-backed securities:
Commercial	19,801	5,239	5,022	—	—	30,062
Agencies	24,261	—	—	—	—	24,261
Non-agencies:
Prime	53,063	106,462	5,016	—	354	164,895
Alt-A	—	415	108	—	600	1,123
Total	97,125	112,116	10,146	—	954	220,341
	44.1%	50.9%	4.6%	—%	0.4%	100.0%
Corporate securities:
Communications	—	169	—	6,144	—	6,313
Consumer, cyclical	—	1,911	22,241	39,745	—	63,897
Consumer, non-cyclical	—	—	55,420	8,222	—	63,642
Energy	—	6,552	3,359	31,566	—	41,477
Financial	—	23,485	258,894	61,515	3,870	347,764
Industrial	—	62,098	94,316	37,158	—	193,572
Technology	—	—	1,660	733	—	2,393
Utilities	—	—	8,765	13,764	—	22,529
Total	—	94,215	444,655	198,847	3,870	741,587
	—%	12.7%	60.0%	26.8%	0.5%	100.0%
Collateralized loan obligations:
Corporate	102,621	169,078	268,650	—	850	541,199
Total	102,621	169,078	268,650	—	850	541,199
	19.0%	31.2%	49.6%	—%	0.2%	100.0%

Other asset-backed securities	5,802	2,355	56,966	37,746	—	102,869
	5.6%	2.3%	55.4%	36.7%	—%	100.0%
Total	$501,358	$1,556,533	$2,176,007	$412,927	$14,936	$4,661,761
	10.8%	33.4%	46.7%	8.9%	0.2%	100.0%
_____________
(1)Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds and Agencies

The Company had $195.6 million and $174.5 million, or 4.2% and 4.0% of its fixed maturity securities portfolio, at fair value, in U.S. government bonds and agencies at June 30, 2024 and December 31, 2023, respectively. Moody's and Fitch ratings for U.S. government-issued debt were Aaa and AA+, respectively, at June 30, 2024 and December 31, 2023. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds and agencies portfolio reflecting anticipated early calls was 0.8 years and 0.9 years at June 30, 2024 and December 31, 2023, respectively.

Municipal Securities

The Company had $2.86 billion and $2.78 billion, or 61.4% and 64.3% of its fixed maturity securities portfolio, at fair value, in municipal securities, $486.4 million and $431.2 million of which were insured, at June 30, 2024 and December 31, 2023, respectively. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute securities ratings and the underlying credit ratings as of June 30, 2024 and December 31, 2023.
At June 30, 2024 and December 31, 2023, 69.8% and 70.3%, respectively, of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement and ratings reflecting the credit of the underlying issuers. At June 30, 2024 and December 31, 2023, the average rating of the Company’s insured municipal securities was A+, which corresponded to the average rating of the investment grade bond insurers. The remaining 30.2% and 29.7% of insured municipal securities at June 30, 2024 and December 31, 2023, respectively, were non-rated or below investment grade, and were insured by bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 2.9 years and 3.0 years at June 30, 2024 and December 31, 2023, respectively.
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

Mortgage-Backed Securities

The Company had mortgage-backed securities portfolio of $220.3 million and $186.9 million, or 4.7% and 4.3% of the Company's fixed maturity securities portfolio at fair value, at June 30, 2024 and December 31, 2023, respectively. Substantially all of the Company's mortgage-backed securities portfolio at those dates was categorized as loans to “prime” residential and commercial real estate borrowers. The Company had holdings of $30.1 million and $33.0 million at fair value ($30.7 million and $34.2 million at amortized cost) in commercial mortgage-backed securities at June 30, 2024 and December 31, 2023, respectively.
The weighted-average rating of the entire mortgage-backed securities portfolio was AA+ at each of June 30, 2024 and December 31, 2023. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 6.0 years and 8.7 years at June 30, 2024 and December 31, 2023, respectively.

Corporate Securities

Corporate securities included in fixed maturity securities were as follows:

	June 30, 2024	December 31, 2023

	(Dollars in thousands)
Corporate securities at fair value	$741,587	$599,630
Percentage of total fixed maturity securities portfolio	15.9%	13.9%
Modified duration	2.6 years	2.4 years
Weighted-average rating	A	A-

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities were as follows:

	June 30, 2024	December 31, 2023

	(Dollars in thousands)
Collateralized loan obligations at fair value	$541,199	$484,947
Percentage of total fixed maturity securities portfolio	11.6%	11.2%
Modified duration	4.1 years	3.5 years
Weighted-average rating	AA-	AA-

Other Asset-Backed Securities

Other asset-backed securities included in fixed maturity securities were as follows:

	June 30, 2024	December 31, 2023

	(Dollars in thousands)
Other asset-backed securities at fair value	$102,869	$96,164
Percentage of total fixed maturity securities portfolio	2.2%	2.2%
Modified duration	1.8 years	2.2 years
Weighted-average rating	A-	A-

Equity Securities

Equity holdings of $815.9 million and $730.7 million at fair value, as of June 30, 2024 and December 31, 2023, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The Company had a net gain (loss) of $15.8 million and $(9.4) million due to changes in fair value of the Company’s equity securities portfolio for the six months ended June 30, 2024 and 2023, respectively. The primary cause for the increase in fair value of the Company’s equity securities portfolio for the six months ended June 30, 2024 was overall improvement in equity markets associated with the Company's equity securities. The primary cause for the decrease in fair value of the Company’s equity securities portfolio for the six months ended June 30, 2023 was overall decline in equity markets associated with the Company's equity securities.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At June 30, 2024, 14.5% of the total investment portfolio at fair value was held in equity securities, compared to 14.0% at December 31, 2023 .
D. Debt

The Company's debts at June 30, 2024 were $375 million of senior unsecured notes that are publicly traded and $200 million drawn under an unsecured credit facility. For additional information on these debts, see Note 11. Notes Payable of the Notes to Consolidated Financial Statements.

The Company was in compliance with all of the financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at June 30, 2024.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.71 billion at June 30, 2024, and net premiums written of $4.98 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.91 to 1 at June 30, 2024.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of June 30, 2024, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2023.

The following table presents fixed maturity municipal securities by state in descending order of holdings at fair value at June 30, 2024:

States	Fair Value	Average Rating
	(Amounts in thousands)
Florida	$317,044	A
Texas	236,487	AA-
California	234,288	AA-
New York	216,364	AA-
Illinois	153,391	A+
Other states	1,702,612	A+
Total	$2,860,186

At June 30, 2024, the fixed maturity municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Florida and Texas. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.

Taxable fixed maturity securities represented 53.9% of the Company’s total fixed maturity securities portfolio at fair value at June 30, 2024. 7.8% of the Company’s taxable fixed maturity securities at fair value were comprised of U.S. government bonds and agencies at June 30, 2024. 0.2% of the Company’s taxable fixed maturity securities at fair value, representing 0.1% of its total fixed maturity securities portfolio at fair value, were rated below investment grade at June 30, 2024. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in equity markets.

At June 30, 2024, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $678.7 million in common stocks, $45.1 million in non-redeemable preferred stocks, and $92.1 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 12.1% of total investments at fair value at June 30, 2024. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	(Amounts in thousands, except average Beta)
Average Beta	0.92	0.87
Hypothetical reduction of 25% in the overall value of the stock market	$156,102	$129,742
Hypothetical reduction of 50% in the overall value of the stock market	$312,204	$259,483

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
The fixed maturity securities portfolio, which represented 82.9% of total investments at June 30, 2024 at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 2.9 years and 3.0 years at June 30, 2024 and December 31, 2023, respectively.

If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at June 30, 2024 would decrease by $140.3 million and $280.6 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company's fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MERCURY GENERAL CORPORATION

Date: July 30, 2024	By:	/s/ Gabriel Tirador
Gabriel Tirador
Chief Executive Officer

Date: July 30, 2024	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer