Form 10-Q
period 2024-09-30
MERCURY GENERAL CORP
filed 2024-10-29
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At October 24, 2024, the registrant had issued and outstanding an aggregate of 55,371,127 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $4,882,324; $4,394,983)	$4,858,840	$4,319,336
Equity securities (cost $755,443; $654,939)	870,837	730,693
Short-term investments (cost $289,616; $179,375)	288,704	178,491
Total investments	6,018,381	5,228,520
Cash	616,275	550,903
Receivables:
Premiums	731,379	607,025
Allowance for credit losses on premiums receivable	(6,100)	(5,300)
Premiums receivable, net of allowance for credit losses	725,279	601,725
Accrued investment income	65,118	59,128
Other	57,862	25,603
Total receivables	848,259	686,456
Reinsurance recoverables (net of allowance for credit losses $4; $12)	28,019	31,947
Deferred policy acquisition costs	341,406	293,844
Fixed assets (net of accumulated depreciation $311,220; $302,557)	135,919	151,183
Operating lease right-of-use assets	13,947	14,406
Current income taxes	—	4,081
Deferred income taxes	20,905	33,013
Goodwill	42,796	42,796
Other intangible assets, net	7,906	8,333
Other assets	79,135	57,915
Total assets	$8,152,948	$7,103,397
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$3,073,690	$2,785,702
Unearned premiums	2,076,910	1,735,660
Notes payable	574,028	573,729
Accounts payable and accrued expenses	231,519	175,219
Operating lease liabilities	14,055	14,231
Current income taxes	24,394	—
Other liabilities	296,062	270,711
Total liabilities	6,290,658	5,555,252
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,371; 55,371	98,947	98,947
Retained earnings	1,763,343	1,449,198
Total shareholders’ equity	1,862,290	1,548,145
Total liabilities and shareholders’ equity	$8,152,948	$7,103,397

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Net premiums earned	$1,320,652	$1,090,311	$3,723,355	$3,129,483
Net investment income	72,738	60,965	206,726	171,287
Net realized investment gains (losses)	114,446	(90,001)	155,536	(60,772)
Other	22,538	3,917	23,837	15,000
Total revenues	1,530,374	1,065,192	4,109,454	3,254,998
Expenses:
Losses and loss adjustment expenses	918,439	823,742	2,759,117	2,651,081
Policy acquisition costs	230,293	181,569	630,016	518,813
Other operating expenses	86,861	69,192	245,651	207,223
Interest	7,717	5,918	23,288	16,398
Total expenses	1,243,310	1,080,421	3,658,072	3,393,515
Income (loss) before income taxes	287,064	(15,229)	451,382	(138,517)
Income tax expense (benefit)	56,208	(7,002)	84,496	(43,459)
Net income (loss)	$230,856	$(8,227)	$366,886	$(95,058)
Net income (loss) per share:
Basic	$4.17	$(0.15)	$6.63	$(1.72)
Diluted	$4.17	$(0.15)	$6.63	$(1.72)
Weighted average shares outstanding:
Basic	55,371	55,371	55,371	55,371
Diluted	55,376	55,371	55,374	55,371

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock, beginning of period	$98,947	$98,947	$98,947	$98,947
Common stock, end of period	98,947	98,947	98,947	98,947
Retained earnings, beginning of period	1,550,068	1,301,192	1,449,198	1,423,184
Net income (loss)	230,856	(8,227)	366,886	(95,058)
Dividends paid to shareholders	(17,581)	(17,580)	(52,741)	(52,741)
Retained earnings, end of period	1,763,343	1,275,385	1,763,343	1,275,385
Total shareholders’ equity, end of period	$1,862,290	$1,374,332	$1,862,290	$1,374,332

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$366,886	$(95,058)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,844	54,154
Net realized investment (gains) losses	(155,536)	60,772
Net gains on sales of fixed assets	(20,113)	(5,857)
Loss on property held for sale	6,420	—
Increase in premiums receivable	(123,554)	(53,643)
Decrease (increase) in reinsurance recoverables	3,928	(551)
Changes in current and deferred income taxes	40,583	(43,396)
Increase in deferred policy acquisition costs	(47,562)	(30,097)
Increase in loss and loss adjustment expense reserves	287,988	138,866
Increase in unearned premiums	341,250	202,915
Increase in accounts payable and accrued expenses	56,834	16,088
Other, net	(22,169)	(16,527)
Net cash provided by operating activities	788,799	227,666
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(1,221,342)	(459,389)
Sales	163,105	160,115
Calls or maturities	562,132	184,038
Equity securities available for sale in nature:
Purchases	(1,276,932)	(970,935)
Sales	1,193,926	987,078
Calls	7,185	—
Changes in securities payable and receivable	14,026	(12,844)
Increase in short-term investments	(99,233)	(81,991)
Purchases of fixed assets	(33,814)	(26,985)
Sales of fixed assets	12,707	29,860
Other, net	8,966	6,143
Net cash used in investing activities	(669,274)	(184,910)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(52,741)	(52,741)
Payments on finance lease obligations	(1,412)	(855)
Proceeds from bank borrowing	—	175,000
Net cash (used in) provided by financing activities	(54,153)	121,404
Net increase in cash	65,372	164,160
Cash:
Beginning of the year	550,903	289,776
End of period	$616,275	$453,936
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$26,783	$19,534
Income taxes paid (refunded), net	$43,912	$(64)

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation
The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at September 30, 2024 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for more complete descriptions and discussions. Operating results and cash flows for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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
Earnings (Loss) per Share
There were no potentially dilutive securities with anti-dilutive effect for the three and nine months ended September 30, 2024. Potentially dilutive securities representing 17,500 shares of common stock were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2023, because their effect would have been anti-dilutive.
Dividends per Share
The Company declared and paid a dividend per share of $0.3175 during each of the three-month periods ended September 30, 2024 and 2023, and dividends per share of $0.9525 during each of the nine-month periods ended September 30, 2024 and 2023.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $230.3 million and $181.6 million for the three months ended September 30, 2024 and 2023, respectively, and $630.0 million and $518.8 million for the nine months ended September 30, 2024 and 2023, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $6.5 million and $2.4 million for the three months ended September 30, 2024 and 2023, respectively, and $13.8 million and $6.6 million for the nine months ended September 30, 2024 and 2023, respectively.

Fixed Assets

An office building located in Oklahoma City, Oklahoma was initially classified as a property held for sale at April 30, 2024, and $3.4 million of the property held for sale, which represented the estimated fair value of the property less the estimated costs to sell, as adjusted for changes in those estimates after the initial held-for-sale classification, was included in other assets in the Company's consolidated balance sheets until completion of the sale. A loss of $0.3 million and $1.0 million recognized as a result of the held-for-sale classification was included in other revenues in the Company's consolidated statements of operations for the three and nine months ended September 30, 2024, respectively. The Company completed the sale of this property in September 2024 for a total sale price of $3.6 million, and recognized an additional loss of $0.1 million at closing of the sale, which is included in other revenues in the Company's consolidated statements of operations for the three and nine months ended September 30, 2024. In connection with the sale of the property, the Company entered into a lease agreement whereby the Company leased 5,000 square feet of office space, or approximately 5% of the total space of the property sold, from the new owner of the property. The lease commenced in September 2024 and expires at December 31, 2024, and the monthly base rent is approximately $8,000.

The Company completed the sale of another office building located in Brea, California in September 2024 for a total sale price of $31.5 million, and recognized a gain of $20.3 million associated with the sale, which is included in other revenues in the Company's consolidated statements of operations for the three and nine months ended September 30, 2024. $21.4 million of the total sale price was received in the form of a promissory note. $9.3 million of the total sale price, after settlement of selling expenses and outstanding amounts due on the property, was received in cash. Only the cash received on the sale of the property is included in the Company's consolidated statements of cash flows for the nine months ended September 30, 2024. The note receivable is secured by the property sold and bears interest at an annual rate of 7.0%. The term of the note receivable is 4 years and interest is paid in quarterly installments. This office building was initially classified as a property held for sale at September 30, 2023, and $10.5 million of the property held for sale, which represented the carrying amount of the property, was included in other assets in the Company's consolidated balance sheets until completion of the sale.

An office building located in Folsom, California was classified as a property held for sale at June 30, 2024, and $10.0 million of the property held for sale, which represented the estimated fair value of the property less the estimated costs to sell, was included in other assets in the Company's consolidated balance sheets at September 30, 2024. A loss of $5.4 million recognized as a result of the held-for-sale classification was included in other revenues in the Company's consolidated statements of operations for the nine months ended September 30, 2024.

In addition, a parcel of land located in Rancho Cucamonga, California was classified as a property held for sale at June 30, 2024, and $1.7 million of the property held for sale, which represented the carrying amount of the property, was included in other assets in the Company's consolidated balance sheets at September 30, 2024.

The Company is actively engaged in selling these real estate properties as most of its employees currently work from home and these properties are being used on a limited basis.

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

The effect of reinsurance on property and casualty premiums written and earned was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Amounts in thousands)
Premiums Written
Direct	$1,458,934	$1,230,024	$4,133,920	$3,374,477
Ceded	(42,938)	(30,889)	(106,121)	(78,463)
Assumed	137	195	15,381	15,293
Net	$1,416,133	$1,199,330	$4,043,180	$3,311,307
Premiums Earned
Direct	$1,351,870	$1,110,013	$3,794,663	$3,174,296
Ceded	(42,444)	(30,917)	(104,894)	(78,114)
Assumed	3,856	3,883	11,578	11,630
Net	$1,313,282	$1,082,979	$3,701,347	$3,107,812

The Company recognized ceded premiums earned of approximately $42.4 million and $30.9 million for the three months ended September 30, 2024 and 2023, respectively, and $104.9 million and $78.1 million for the nine months ended September 30, 2024 and 2023, respectively, which are included in net premiums earned in its consolidated statements of operations. The Company recognized ceded losses and loss adjustment expenses of approximately $(1.5) million and $(0.3) million for the three months ended September 30, 2024 and 2023, respectively, and $(2.5) million and $3.8 million for the nine months ended September 30, 2024 and 2023, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations.

The Company's insurance subsidiaries, as primary insurers, are required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.

Revenue from Contracts with Customers (Topic 606)

The Company's revenue from contracts with customers is commission income earned from third-party insurers by its 100% owned insurance agencies, which amounted to approximately $6.4 million and $5.2 million, with related expenses of $3.2 million and $2.7 million, for the three months ended September 30, 2024 and 2023, respectively, and $18.0 million and $15.0 million, with related expenses of $9.6 million and $8.2 million, for the nine months ended September 30, 2024 and 2023, respectively. All of the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting (see Note 13. Segment Information).

As of September 30, 2024 and December 31, 2023, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

Allowance for Credit Losses

Financial Instruments - Credit Losses (Topic 326) uses the "expected loss" methodology for recognizing credit losses for financial assets that are not accounted for at fair value through net income. The Company's investment portfolio, excluding accrued investment income, was not affected by Topic 326 as it applies the fair value option to all of its investments. The estimated allowance amounts for credit losses at September 30, 2024 and December 31, 2023 primarily related to premiums receivable.

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

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Amounts in thousands)
Beginning balance	$6,000	$5,400	$5,300	$5,800
Provision during the period for expected credit losses	763	537	2,735	2,005
Write-off amounts during the period	(908)	(863)	(2,566)	(3,010)
Recoveries during the period of amounts previously written off	245	126	631	405
Ending balance	$6,100	$5,200	$6,100	$5,200

Accrued Interest Receivables

The Company made certain accounting policy elections for its accrued interest receivables allowed under Topic 326: a) an election to present accrued interest receivable balances separately from the associated financial assets on the balance sheet, and b) an election not to measure an allowance for credit losses on accrued interest receivable amounts and instead write off uncollectible accrued interest amounts in a timely manner by reversing interest income. The Company's accrued interest receivable balances are included in accrued investment income receivable in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off during the nine months ended September 30, 2024 and 2023.

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

The following table presents the fair values of financial instruments:

	September 30, 2024	December 31, 2023

	(Amounts in thousands)
Assets
Investments	$6,018,381	$5,228,520
Notes receivable	31,948	9,974
Liabilities
Options sold	620	1,955
Notes payable	571,024	557,710
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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at September 30, 2024 and December 31, 2023. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary of such VIEs. The Company's maximum exposure to loss with respect to these VIEs is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At each of September 30,

2024 and December 31, 2023, the Company had approximately $8 million in unfunded commitments to these VIEs.

Notes Receivable

In September 2024, the Company completed the sale of an office building located in Brea, California for a total sale price of $31.5 million. $21.4 million of the total sale price was received in the form of a promissory note. The note receivable is secured by the property sold, and bears interest at an annual rate of 7.0%. The term of the note receivable is four years and interest is paid in quarterly installments.

In March 2023, the Company completed the sale of an office building located in Clearwater, Florida, for a total sale price of approximately $19.6 million. $9.8 million of the total sale price was received in the form of a promissory note. The note receivable is secured by the property sold, and bears interest at an annual rate of 7.0% for the first two years, with an adjustment to the greater of 7.0% or the rate on a one-year U.S. Treasury Bill at the two-year anniversary for the remainder of the term. The term of the note receivable is four years and interest is paid in monthly installments.

Interest earned on the notes receivable is recognized in other revenues in the Company's consolidated statements of operations. The Company elected to apply the fair value option to the notes receivable at the time they were first recognized. The fair values of the notes receivable are included in other assets in the Company's consolidated balance sheets, while the changes in fair value of the notes receivable are included in net realized investment gains or losses in the Company's consolidated statements of operations.

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

Notes Payable
The fair values of the Company’s publicly traded $375 million unsecured notes at September 30, 2024 and December 31, 2023 and its $200 million drawn under the unsecured credit facility at September 30, 2024 and December 31, 2023 were obtained from a third party pricing service.

For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 5. Fair Value Measurements.

4. Fair Value Option

The Company applies the fair value option to all fixed maturity and equity investment securities, short-term investments, and notes receivable. The primary reasons for electing the fair value option were simplification and cost-benefit considerations as well as the expansion of the use of fair value measurement by the Company consistent with the long-term measurement objectives of the FASB for accounting for financial instruments.

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

The following table presents gains (losses) recognized due to changes in fair value of financial instruments pursuant to application of the fair value option:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Amounts in thousands)
Fixed maturity securities	$63,178	$(70,855)	$52,162	$(53,915)
Equity securities	23,835	(29,452)	39,640	(38,820)
Short-term investments	11	63	(27)	54
Total investment gains (losses)	$87,024	$(100,244)	$91,775	$(92,681)
Notes receivable	725	(37)	554	88
Total gains (losses)	$87,749	$(100,281)	$92,329	$(92,593)

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities
The Company’s fair value measurements are based on the market approach, which utilizes market transaction data for the same or similar instruments. The Company obtained unadjusted fair values on 98.5% of its investment portfolio at fair value from an independent pricing service at September 30, 2024.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $28.2 million and $33.0 million at fair value in commercial mortgage-backed securities at September 30, 2024 and December 31, 2023, respectively.

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
Notes receivable: Valued based on observable inputs, such as benchmark yields, and considering any premium or discount for the differential between the stated interest rate and market interest rates, based on quoted market prices of similar instruments.
Level 3 measurements - Fair values of financial assets and financial liabilities are based on inputs that are both unobservable and significant to the overall fair value measurement, including any items in which the evaluated prices obtained elsewhere are deemed to be of a distressed trading level. At September 30, 2024 and December 31, 2023, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity funds measured at net asset value ("NAV") is determined using NAV as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. At September 30, 2024, the Company had capital invested in four such funds: the strategy of three such funds with a combined fair value of approximately $85.5 million at September 30, 2024 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers (including CLO equity and CLO mezzanine tranches), and equity interests in vehicles established to purchase and warehouse loans; the strategy of the other such fund with a fair value of approximately $3.7 million at September 30, 2024 is to achieve long-term capital appreciation through privately-negotiated venture capital investments in seed- and early-stage portfolio companies with technology-enabled business models. The Company had approximately $8 million in unfunded commitments at September 30, 2024 with respect to the private equity funds measured at NAV. The underlying assets of the funds are expected to be liquidated over the period of approximately one year to eight years from September 30, 2024. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of the funds. The Company will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets for all the funds.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	September 30, 2024
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$80,523	$40,042	$—	$120,565
Municipal securities	—	3,027,149	—	3,027,149
Mortgage-backed securities	—	244,866	—	244,866
Corporate securities	—	769,051	—	769,051
Collateralized loan obligations	—	592,295	—	592,295
Other asset-backed securities	—	104,914	—	104,914
Total fixed maturity securities	80,523	4,778,317	—	4,858,840
Equity securities:
Common stock	734,198	—	—	734,198
Non-redeemable preferred stock	—	47,389	—	47,389
Private equity funds measured at net asset value (1)				89,250
Total equity securities	734,198	47,389	—	870,837
Short-term investments:
Short-term bonds	7,244	1,646	—	8,890
Money market instruments	279,783	—	—	279,783
Other	31	—	—	31
Total short-term investments	287,058	1,646	—	288,704
Other assets:
Notes receivable	—	31,948	—	31,948
Total assets at fair value	$1,101,779	$4,859,300	$—	$6,050,329
Liabilities
Other liabilities:
Options sold	$620	$—	$—	$620
Total liabilities at fair value	$620	$—	$—	$620

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$123,182	$51,268	$—	$174,450
Municipal securities	—	2,777,258	—	2,777,258
Mortgage-backed securities	—	186,887	—	186,887
Corporate securities	—	599,630	—	599,630
Collateralized loan obligations	—	484,947	—	484,947
Other asset-backed securities	—	96,164	—	96,164
Total fixed maturity securities	123,182	4,196,154	—	4,319,336
Equity securities:
Common stock	597,888	—	—	597,888
Non-redeemable preferred stock	—	51,563	—	51,563
Private equity funds measured at net asset value (1)				81,242
Total equity securities	597,888	51,563	—	730,693
Short-term investments:
Short-term bonds	12,015	1,838	—	13,853
Money market instruments	164,595	—	—	164,595
Other	43	—	—	43
Total short-term investments	176,653	1,838	—	178,491
Other assets:
Note receivable	—	9,974	—	9,974
Total assets at fair value	$897,723	$4,259,529	$—	$5,238,494
Liabilities
Other liabilities:
Options sold	$1,955	$—	$—	$1,955
Total liabilities at fair value	$1,955	$—	$—	$1,955
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the nine months ended September 30, 2024 and 2023.

At September 30, 2024, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	September 30, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$374,028	$371,100	$—	$371,100	$—
Unsecured credit facility	200,000	199,924	—	199,924	—
Total	$574,028	$571,024	$—	$571,024	$—

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$373,729	$357,765	$—	$357,765	$—
Unsecured credit facility	200,000	199,945	—	199,945	—
Total	$573,729	$557,710	$—	$557,710	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at September 30, 2024 and December 31, 2023 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 11. Notes Payable for additional information on unsecured notes.

Unsecured Credit Facility
The fair values of the Company's $200 million drawn under the unsecured credit facility at September 30, 2024 and December 31, 2023 were based on the unadjusted quoted price for similar notes in active markets. See Note 11. Notes Payable for additional information on the unsecured credit facility.

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
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Derivatives
	September 30, 2024	December 31, 2023

	(Amount in thousands)
Options sold - Other liabilities	$620	$1,955
Total	$620	$1,955

	Gains Recognized in Net Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Amounts in thousands)
Options sold - Net realized investment gains (losses)	$1,999	$2,968	$10,544	$5,793
Total	$1,999	$2,968	$10,544	$5,793

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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2024 and 2023. No accumulated goodwill impairment losses existed at September 30, 2024 and December 31, 2023. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and nine months ended September 30, 2024 and 2023. All of the Company's goodwill is associated with the Property and Casualty business segment. See Note 13. Segment Information for additional information on the reportable business segment.
Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of September 30, 2024:
Customer relationships	$55,107	$(53,895)	$1,212	10
Trade names	15,400	(10,106)	5,294	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$76,207	$(68,301)	$7,906

As of December 31, 2023:
Customer relationships	$54,862	$(53,704)	$1,158	11
Trade names	15,400	(9,625)	5,775	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$75,962	$(67,629)	$8,333

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and nine months ended September 30, 2024 and 2023.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Amortization expense for other intangible assets was $0.2 million for each of the three-month periods ended September 30, 2024 and 2023, and $0.7 million for each of the nine months ended September 30, 2024 and 2023.

The following table presents the estimated future amortization expense related to other intangible assets as of September 30, 2024:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2024	$224
2025	856
2026	856
2027	856
2028	856
Thereafter	2,858
Total	$6,506

8. Share-Based Compensation

In February 2015, the Company's Board of Directors (the "Board") adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015. A maximum of 4,900,000 shares of common stock are authorized for issuance under the 2015 Plan, with 4,830,000 shares of common stock available for future grant as of September 30, 2024 upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted stock unit ("RSU") or deferred stock awards.

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
As of September 30, 2024, 17,500 of the total stock options awarded and vested under the 2015 Plan have not been exercised, each with a remaining term of approximately 3.4 years.
Performance-based PSUs
During the nine months ended September 30, 2024, the Company granted a total "target" award of 200,532 performance-based PSUs to certain executive officers and other key employees of the Company, 3,016 of which were forfeited because the recipients were no longer employed by the Company. The payout value of the performance-based PSUs granted under the LTIP will be determined based on the achievement of specific, pre-established corporate performance objectives, and in part on individual performance, during the applicable three-year performance period (the "Performance Cycle"). The maximum payout level for the performance-based PSUs is 150% of the “target” award.
The following table presents the summary of the performance-based PSU grants as of September 30, 2024:

Grant year	2024
Three-year performance period ending December 31,	2026
Vesting shares, target (net of forfeited)	197,516
Vesting shares, maximum (net of forfeited)	296,274

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
Restricted PSUs

The Company, from time to time, grants restricted PSUs to certain key employees, typically to retain such key employees. The restricted PSUs vest in three equal annual installments on each of the first three anniversaries of the grant date. The payout value of the restricted PSUs granted under the LTIP will be determined based on the closing price per share of the Company's common stock at each vesting date. The vested amount of the restricted PSUs is paid at the end of each annual vesting period. During the nine months ended September 30, 2024, the Company granted a total of 25,102 restricted PSUs to certain key employees of the Company, 726 of which were forfeited because the recipients were no longer employed by the Company.
The Company recorded approximately $1.5 million and $3.2 million of share-based compensation expense associated with the performance-based and restricted PSUs for the three and nine months ended September 30, 2024, respectively, which are included in other operating expenses in its consolidated statements of operations.

9. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

The total amount of unrecognized tax benefits related to tax uncertainties decreased by approximately $2.3 million during the nine months ended September 30, 2024, primarily resulting from the payment of the assessed amount related to a California Franchise Tax Board audit for tax year 2011, which has now been resolved with no outstanding issues.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2021 through 2023 for federal taxes and 2020 through 2023 for state taxes.

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

At September 30, 2024, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax expenses or benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company believes that through projected future taxable income of an appropriate nature, the use of prudent tax planning strategies, and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

10. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Nine Months Ended September 30,
	2024	2023

	(Amounts in thousands)
Gross reserves, beginning of period	$2,785,702	$2,584,910
Reinsurance recoverables on unpaid losses, beginning of period	(32,148)	(25,322)
Net reserves, beginning of period	2,753,554	2,559,588
Incurred losses and loss adjustment expenses related to:
Current year	2,742,654	2,683,219
Prior years	16,463	(32,138)
Total incurred losses and loss adjustment expenses	2,759,117	2,651,081
Loss and loss adjustment expense payments related to:
Current year	1,342,081	1,461,077
Prior years	1,127,033	1,052,386
Total payments	2,469,114	2,513,463
Net reserves, end of period	3,043,557	2,697,206
Reinsurance recoverables on unpaid losses, end of period	30,133	26,570
Gross reserves, end of period	$3,073,690	$2,723,776

The increase in the provision for insured events of prior years during the nine months ended September 30, 2024 of $16.5 million was primarily attributable to higher than estimated losses and loss adjustment expenses in the commercial automobile and commercial property lines of insurance business and catastrophe losses, partially offset by favorable development in the private passenger automobile and homeowners lines of insurance business. The decrease in the provision for insured events of prior years during the nine months ended September 30, 2023 of $32.1 million was primarily attributable to lower than estimated losses and loss adjustment expenses in the private passenger automobile and homeowners lines of insurance business, partially offset by unfavorable development in the commercial property line of insurance business.

For the nine months ended September 30, 2024 and 2023, the Company incurred catastrophe losses net of reinsurance of approximately $236 million and $223 million, respectively. The majority of 2024 catastrophe losses resulted from tornadoes, hailstorms and convective storms in Texas and Oklahoma, winter storms and rainstorms in California, and the impact of Hurricane Helene in Florida and Georgia. The majority of 2023 catastrophe losses resulted from winter storms and rainstorms in California, Texas and Oklahoma, and the impact of Hurricane Hilary in California. The Company experienced unfavorable development of approximately $7 million and favorable development of approximately $4 million on prior years' catastrophe losses for the nine months ended September 30, 2024 and 2023, respectively.

11. Notes Payable

The following table presents information about the Company's notes payable:

	Lender	Interest Rate	Maturity Date	September 30, 2024	December 31, 2023

				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, BMO Bank and U.S. Bank	Term SOFR plus 112.5-150.0 basis points	November 16, 2026	200,000	200,000
Total principal amount				575,000	575,000
Less unamortized discount and debt issuance costs(3)				972	1,271
Total debt				$574,028	$573,729
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
(2)On March 31, 2021, the Company entered into an unsecured $75 million five-year revolving credit facility. On November 18, 2022, the Company entered into the First Amendment to this credit facility. The First Amendment extended the maturity date of the loan to November 16, 2026 from March 31, 2026 with possible further extension if certain conditions are met, increased the aggregate commitments by all the lenders to $200 million from $75 million, and replaced the LIBOR with the Term SOFR. On November 30, 2023, the Company entered into the Second Amendment to this credit facility, which further increased the aggregate commitments by all the lenders to $250 million from $200 million. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from Term SOFR plus 112.5 basis points when the ratio is under 20% to Term SOFR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 23.6% at September 30, 2024, resulting in a 15.0 basis point commitment fee on any undrawn portion of the credit facility. As of October 24, 2024, a total of $200 million was drawn under this facility on a three-month revolving basis at an annual interest rate of approximately 6.47%, with $50 million available to be drawn. The Company contributed $150 million of the total amount drawn to the surplus of its consolidated insurance subsidiaries, and used the remainder for general corporate purposes.
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
The Company’s CODM evaluates operating results based on pre-tax underwriting results which is calculated as net premiums earned less (a) losses and loss adjustment expenses and (b) underwriting expenses (policy acquisition costs and other operating expenses).
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

The following tables present the Company's operating results by reportable segment:

	Three Months Ended September 30,
	2024			2023
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$1,313.3	$7.4	$1,320.7	$1,083.0	$7.3	$1,090.3
Less:
Losses and loss adjustment expenses	914.0	4.4	918.4	819.7	4.0	823.7
Underwriting expenses	312.2	4.9	317.1	247.1	3.7	250.8
Underwriting gain (loss)	87.1	(1.9)	85.2	16.2	(0.4)	15.8
Investment income			72.7			61.0
Net realized investment gains (losses)			114.4			(90.0)
Other income			22.5			3.9
Interest expense			(7.7)			(5.9)
Pre-tax income (loss)			$287.1			$(15.2)
Net income (loss)			$230.9			$(8.2)

	Nine Months Ended September 30,
	2024			2023
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$3,701.3	$22.1	$3,723.4	$3,107.8	$21.7	$3,129.5
Less:
Losses and loss adjustment expenses	2,746.4	12.7	2,759.1	2,639.4	11.7	2,651.1
Underwriting expenses	863.5	12.1	875.6	715.1	10.9	726.0
Underwriting gain (loss)	91.4	(2.7)	88.7	(246.7)	(0.9)	(247.6)
Investment income			206.7			171.3
Net realized investment gains (losses)			155.5			(60.8)
Other income			23.8			15.0
Interest expense			(23.3)			(16.4)
Pre-tax income (loss)			$451.4			$(138.5)
Net income (loss)			$366.9			$(95.1)

The following tables present the Company’s net premiums earned and direct premiums written by reportable segment and line of insurance business:

	Three Months Ended September 30,
	2024			2023
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$854.4	$—	$854.4	$713.2	$—	$713.2
Homeowners	301.8	—	301.8	244.0	—	244.0
Commercial automobile	97.3	—	97.3	78.4	—	78.4
Other	59.8	7.4	67.2	47.4	7.3	54.7
Net premiums earned	$1,313.3	$7.4	$1,320.7	$1,083.0	$7.3	$1,090.3

Private passenger automobile	$878.2	$—	$878.2	$772.8	$—	$772.8
Homeowners	370.2	—	370.2	307.7	—	307.7
Commercial automobile	95.8	—	95.8	93.7	—	93.7
Other	114.7	6.8	121.5	55.8	7.2	63.0
Direct premiums written	$1,458.9	$6.8	$1,465.7	$1,230.0	$7.2	$1,237.2

	Nine Months Ended September 30,
	2024			2023
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$2,408.3		$2,408.3	$2,048.5	$—	$2,048.5
Homeowners	852.3		852.3	700.4	—	700.4
Commercial automobile	280.7		280.7	219.6	—	219.6
Other	160.0	22.1	182.1	139.3	21.7	161.0
Net premiums earned	$3,701.3	$22.1	$3,723.4	$3,107.8	$21.7	$3,129.5

Private passenger automobile	$2,551.3		$2,551.3	$2,105.6	$—	$2,105.6
Homeowners	1,034.2		1,034.2	843.8	—	843.8
Commercial automobile	298.6		298.6	256.4	—	256.4
Other	249.8	20.2	270.0	168.7	20.7	189.4
Direct premiums written	$4,133.9	$20.2	$4,154.1	$3,374.5	$20.7	$3,395.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

The following tables present direct premiums written, by state and line of insurance business, for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$2,129,448	$726,148	$214,062	$257,580	$3,327,238	80.1%
Texas	100,043	153,327	50,242	5,261	308,873	7.4%
Other states (1)	321,829	154,705	34,329	7,144	518,007	12.5%
Total	$2,551,320	$1,034,180	$298,633	$269,985	$4,154,118	100.0%
	61.4%	24.9%	7.2%	6.5%	100.0%

	Nine Months Ended September 30, 2023
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$1,713,133	$610,662	$181,024	$177,512	$2,682,331	79.0%
Texas	93,197	113,941	40,782	4,221	252,141	7.4%
Other states (1)	299,270	119,185	34,640	7,653	460,748	13.6%
Total	$2,105,600	$843,788	$256,446	$189,386	$3,395,220	100.0%
	62.0%	24.9%	7.6%	5.5%	100.0%
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

During the course of and at the conclusion of the examinations, the examining DOI generally reports findings to the Company. No material findings have been communicated to the Company on the ongoing Texas market conduct examination noted above.

In January 2023, the California DOI approved a 6.9% rate increase on the private passenger automobile line of insurance business for Mercury Insurance Company ("MIC") and California Automobile Insurance Company ("CAIC"), consolidated subsidiaries of the Company. These rate increases became effective in March 2023. The California DOI approved an additional 6.99% rate increase on the private passenger automobile line of insurance business for MIC and CAIC in June 2023. These rate increases became effective in July 2023. In addition, in January 2024, the California DOI approved a 22.5% rate increase for MIC and a 3.8% rate increase for CAIC on the private passenger automobile line of insurance business. These rate increases became effective in February 2024. The private passenger automobile line of insurance business of MIC and CAIC represented approximately 47% and 6%, respectively, of the Company's total net premiums earned for the nine months ended September 30, 2024.

In March 2023, the California DOI approved a 12.6% rate increase on the California homeowners line of insurance business. This rate increase became effective in May 2023. In March 2024, the California DOI approved an additional 6.99% rate increase on the California homeowners line of insurance business. This rate increase became effective in May 2024. The

California homeowners line of insurance business represented approximately 16% of the Company's total net premiums earned for the nine months ended September 30, 2024.

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
At September 30, 2024 and December 31, 2023, the Company recorded its point estimate of approximately $3.07 billion and $2.79 billion ($3.04 billion and $2.75 billion, net of reinsurance), respectively, in loss reserves, which included approximately $1.85 billion and $1.61 billion ($1.85 billion and $1.61 billion, net of reinsurance), respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to September 30, 2024 and December 31, 2023, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenues

Net premiums earned increased 21.1% and net premiums written increased 17.9% for the three months ended September 30, 2024, from the corresponding period in 2023. The increases in net premiums earned and net premiums written were primarily due to rate increases in the California automobile and homeowners lines of insurance business and an increase in the number of policies written in the California homeowners line of insurance business.

Net premiums earned included ceded premiums earned of $42.4 million and $30.9 million for the three months ended September 30, 2024 and 2023, respectively. Net premiums written included ceded premiums written of $42.9 million and $30.9 million for the three months ended September 30, 2024 and 2023, respectively. The increases in ceded premiums earned and ceded premiums written resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

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

The following is a reconciliation of net premiums earned to net premiums written:

	Three Months Ended September 30,
	2024	2023

	(Amounts in thousands)
Net premiums earned	$1,320,652	$1,090,311
Change in net unearned premiums	102,281	116,192
Net premiums written	$1,422,933	$1,206,503

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended September 30,
	2024	2023

Loss ratio	69.5%	75.6%
Expense ratio	24.0%	23.0%
Combined ratio (1)	93.6%	98.6%
__________
(1) Combined ratio for the three months ended September 30, 2024 does not sum due to rounding.

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio for the third quarter of 2024 and 2023 was affected by unfavorable development of approximately $8 million and favorable development of approximately $12 million, respectively, on prior accident years' loss and loss adjustment expense reserves. The unfavorable development for the third quarter of 2024 was primarily attributable to higher than estimated losses and loss adjustment expenses in the automobile line of insurance business. The favorable development for the third quarter of 2023 was primarily attributable to lower than estimated losses and loss adjustment expenses in the private passenger automobile and homeowners lines of insurance business, partially offset by unfavorable development in the commercial property line of insurance business.

In addition, the 2024 loss ratio was negatively impacted by approximately $41 million of catastrophe losses, excluding favorable development of approximately $2 million on prior years' catastrophe losses, primarily due to the impact of Hurricane Helene in Florida and Georgia. The 2023 loss ratio was negatively impacted by approximately $36 million of catastrophe losses, excluding favorable development of approximately $3 million on prior years' catastrophe losses, primarily due to the impact of Hurricane Hilary in California and extreme weather events outside of California.

Excluding the effects of estimated prior accident years’ loss development and catastrophe losses, the loss ratio was 65.8% and 73.4% for the third quarter of 2024 and 2023, respectively. The decrease in the loss ratio was primarily due to rate increases in the California automobile and homeowners lines of insurance business, partially offset by increases in loss frequency and severity in the California private passenger automobile line of insurance business.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for the three months ended September 30, 2024 increased compared to the corresponding period in 2023, which primarily resulted from increases in expenses for profitability-related accruals and advertising, partially offset by the rate increases discussed above.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax expense (benefit) was $56.2 million and $(7.0) million for the three months ended September 30, 2024 and 2023, respectively. The increase in income tax expense was primarily due to a $302.3 million increase in total pre-tax income. The Company’s effective income tax rate can be affected by several factors. These generally relate to large changes in the composition of fully taxable income, including net realized investment gains or losses, tax-exempt investment income, non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. Income tax expense of $56.2 million on pre-tax income of $287.1 million, including tax-exempt investment income of $21.3 million, resulted in an effective tax rate of 19.6%, below the statutory tax rate of 21%, for the three months ended September 30, 2024, and income tax benefit of $7.0 million on pre-tax loss of $15.2 million, including tax-exempt investment income of $22.0 million, resulted in an effective tax rate of 46.0%, above the statutory tax rate, for the corresponding period in 2023.

Investments

The following table presents the investment results of the Company:

	Three Months Ended September 30,
	2024	2023

	(Dollars in thousands)
Average invested assets at cost (1)	$5,795,086	$5,106,049
Net investment income (2) (3)
Before income taxes	$72,738	$60,965
After income taxes	$61,114	$51,958
Average annual yield on investments (2)
Before income taxes	4.6%	4.4%
After income taxes	3.9%	3.8%
Net realized investment gains (losses)	$114,446	$(90,001)
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets excluding cash for each period.
(2) Net investment income includes approximately $6.8 million and $5.1 million of interest income earned on cash (approximately $5.3 million and $4.0 million after tax) for the three months ended September 30, 2024 and 2023, respectively. Average annual yield on investments does not include interest income earned on cash.
(3) Higher net investment income before and after income taxes for the three months ended September 30, 2024 compared to the corresponding period in 2023 resulted largely from higher average yield combined with higher average invested assets and cash. Average annual yield on investments before and after income taxes for the three months ended September 30, 2024 increased compared to the corresponding period in 2023, primarily due to the maturity and replacement of lower yielding investments purchased when market interest rates were lower with higher yielding investments.

The following tables present the components of net realized investment gains or losses included in net income (loss):

	Three Months Ended September 30, 2024
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(327)	$63,178	$62,851
Equity securities (1)(3)	25,048	23,835	48,883
Short-term investments (1)	(23)	11	(12)
Notes receivable (1)	—	725	725
Options sold	2,156	(157)	1,999
Total	$26,854	$87,592	$114,446

	Three Months Ended September 30, 2023
	Gains (Losses) Recognized in Net Loss
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$973	$(70,855)	$(69,882)
Equity securities (1)(3)	6,339	(29,452)	(23,113)
Short-term investments (1)	—	63	63
Note receivable (1)	—	(37)	(37)
Options sold	2,436	532	2,968
Total	$9,748	$(99,749)	$(90,001)
__________
(1)The changes in fair value of the investment portfolio and notes receivable resulted from application of the fair value option.
(2)The increase in fair value of fixed maturity securities for the third quarter of 2024 primarily resulted from decreases in overall market interest rates. The decrease in fair value of fixed maturity securities for the third quarter of 2023 primarily resulted from increases in overall market interest rates.
(3)The increase in fair value of equity securities for the third quarter of 2024 primarily resulted from the overall improvement in equity markets. The decrease in fair value of equity securities for the third quarter of 2023 primarily resulted from the overall decline in equity markets.

Net Income (Loss)

	Three Months Ended September 30,
	2024	2023

	(Amounts in thousands, except per share data)
Net income (loss)	$230,856	$(8,227)
Basic average shares outstanding	55,371	55,371
Diluted average shares outstanding	55,376	55,371
Basic Per Share Data:
Net income (loss)	$4.17	$(0.15)
Net realized investment gains (losses), net of tax	$1.63	$(1.28)
Diluted Per Share Data:
Net income (loss)	$4.17	$(0.15)
Net realized investment gains (losses), net of tax	$1.63	$(1.28)

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenues

Net premiums earned increased 19.0% and net premiums written increased 21.9% for the nine months ended September 30, 2024, from the corresponding period in 2023. The increases in net premiums earned and net premiums written were primarily due to rate increases in the California automobile and homeowners lines of insurance business and an increase in the number of policies written in the California homeowners line of insurance business.

Net premiums earned included ceded premiums earned of $104.9 million and $78.1 million for the nine months ended September 30, 2024 and 2023, respectively. Net premiums written included ceded premiums written of $106.1 million and $78.5 million for the nine months ended September 30, 2024 and 2023, respectively. The increases in ceded premiums earned and ceded premiums written resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

The following is a reconciliation of net premiums earned to net premiums written:

	Nine Months Ended September 30,
	2024	2023

	(Amounts in thousands)
Net premiums earned	$3,723,355	$3,129,483
Change in net unearned premiums	340,022	202,566
Net premiums written	$4,063,377	$3,332,049

Expenses

The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Nine Months Ended September 30,
	2024	2023

Loss ratio	74.1%	84.7%
Expense ratio	23.5%	23.2%
Combined ratio	97.6%	107.9%

The loss ratio for the nine months ended September 30, 2024 and 2023 was affected by unfavorable development of approximately $16 million and favorable development of approximately $32 million, respectively, on prior accident years' loss and loss adjustment expense reserves. The unfavorable development for the nine months ended September 30, 2024 was primarily attributable to higher than estimated losses and loss adjustment expenses in the commercial automobile and commercial property lines of insurance business and catastrophe losses, partially offset by favorable development in the private passenger automobile and homeowners lines of insurance business. The favorable development for the nine months ended September 30, 2023 was primarily attributable to lower than estimated losses and loss adjustment expenses in the private passenger automobile and homeowners lines of insurance business, partially offset by unfavorable development in the commercial property line of insurance business.

In addition, the 2024 loss ratio was negatively impacted by approximately $229 million of catastrophe losses, excluding unfavorable development of approximately $7 million on prior years' catastrophe losses, primarily due to tornadoes, hailstorms and convective storms in Texas and Oklahoma, winter storms and rainstorms in California, and the impact of Hurricane Helene in Florida and Georgia. The 2023 loss ratio was negatively impacted by approximately $227 million of catastrophe losses, excluding favorable development of approximately $4 million on prior years' catastrophe losses, primarily due to winter storms and rainstorms in California, Texas and Oklahoma, and the impact of Hurricane Hilary in California.

Excluding the effects of estimated prior accident years’ loss development and catastrophe losses, the loss ratio was 67.5% and 78.5% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the loss ratio was primarily due to rate increases in the California automobile and homeowners lines of insurance business, partially offset by increases in loss frequency and severity in the California private passenger automobile line of insurance business.
The expense ratio for the nine months ended September 30, 2024 increased compared to the corresponding period in 2023, which primarily resulted from increases in expenses for profitability-related accruals and advertising, partially offset by the rate increases discussed above.
Income tax expense (benefit) was $84.5 million and $(43.5) million for the nine months ended September 30, 2024 and 2023, respectively. The increase in income tax expense was primarily due to a $589.9 million increase in total pre-tax income. Income tax expense of $84.5 million on pre-tax income of $451.4 million, including tax-exempt investment income of $61.9 million, resulted in an effective tax rate of 18.7%, below the statutory tax rate of 21%, for the nine months ended September 30, 2024, and income tax benefit of $43.5 million on pre-tax loss of $138.5 million, including tax-exempt investment income of $65.8 million, resulted in an effective tax rate of 31.4%, above the statutory tax rate, for the corresponding period in 2023.

Investments

The following table presents the investment results of the Company:

	Nine Months Ended September 30,
	2024	2023

	(Dollars in thousands)
Average invested assets at cost (1)	$5,571,831	$5,060,778
Net investment income (2) (3)
Before income taxes	$206,726	$171,287
After income taxes	$173,928	$146,571
Average annual yield on investments (2) (3)
Before income taxes	4.5%	4.3%
After income taxes	3.8%	3.7%
Net realized investment gains (losses)	$155,536	$(60,772)
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets excluding cash for each period.
(2) Net investment income includes approximately $18.6 million and $9.6 million of interest income earned on cash (approximately $14.7 million and $7.6 million after tax) for the nine months ended September 30, 2024 and 2023, respectively. Average annual yield on investments does not include interest income earned on cash.
(3) Higher net investment income before and after income taxes for the nine months ended September 30, 2024 compared to the corresponding period in 2023 resulted largely from higher average yield combined with higher average invested assets and cash. Average annual yield on investments before and after income taxes for the nine months ended September 30, 2024 increased compared to the corresponding period in 2023, primarily due to the maturity and replacement of lower yielding investments purchased when market interest rates were lower with higher yielding investments.

The following tables present the components of net realized investment gains or losses included in net income (loss):

	Nine Months Ended September 30, 2024
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(1,294)	$52,162	$50,868
Equity securities (1)(3)	54,684	39,640	94,324
Short-term investments (1)	(727)	(27)	(754)
Notes receivable (1)	—	554	554
Options sold	10,481	63	10,544
Total	$63,144	$92,392	$155,536

	Nine Months Ended September 30, 2023
	Gains (Losses) Recognized in Net Loss
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1)(2)	$(373)	$(53,915)	$(54,288)
Equity securities (1)(3)	26,405	(38,820)	(12,415)
Short-term investments (1)	(4)	54	50
Note receivable (1)	—	88	88
Options sold	5,591	202	5,793
Total	$31,619	$(92,391)	$(60,772)
__________
(1)The changes in fair value of the investment portfolio and notes receivable resulted from application of the fair value option.
(2)The increase in fair value of fixed maturity securities for the nine months ended September 30, 2024 primarily resulted from decreases in overall market interest rates. The decrease in fair value of fixed maturity securities for the nine months ended September 30, 2023 primarily resulted from increases in overall market interest rates.
(3)The increase in fair value of equity securities for the nine months ended September 30, 2024 primarily resulted from the overall improvement in equity markets. The decrease in fair value of equity securities for the nine months ended September 30, 2023 primarily resulted from the overall decline in equity markets.

Net Income (Loss)

	Nine Months Ended September 30,
	2024	2023

	(Amounts in thousands, except per share data)
Net income (loss)	$366,886	$(95,058)
Basic average shares outstanding	55,371	55,371
Diluted average shares outstanding	55,374	55,371
Basic Per Share Data:
Net income (loss)	$6.63	$(1.72)
Net realized investment gains (losses), net of tax	$2.22	$(0.87)
Diluted Per Share Data:
Net income (loss)	$6.63	$(1.72)
Net realized investment gains (losses), net of tax	$2.22	$(0.87)

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations each year since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $905.0 million at September 30, 2024, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the nine months ended September 30, 2024 was $788.8 million, an increase of $561.1 million compared to the corresponding period in 2023. The increase was primarily due to an increase in premium collections, a decrease in payments for losses and loss adjustment expenses, and an increase in investment income received, partially offset by increases in payments for policy acquisition costs and taxes. The Company utilized the cash provided by operating activities during the nine months ended September 30, 2024 primarily for the net purchases of investment securities and payment of dividends to its shareholders.

The following table presents the estimated fair value of fixed maturity securities at September 30, 2024 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$257,101
Due after one year through two years	305,535
Due after two years through three years	408,517
Due after three years through four years	223,022
Due after four years through five years	199,958
Total due within five years	$1,394,133

B. Reinsurance
For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake.
The Company is the assuming reinsurer under a Catastrophe Participation Reinsurance Contract (the "Contract") effective through December 31, 2025. The Company reimburses a group of affiliates of a ceding company for a proportional share of a portfolio of catastrophe losses based on the premiums ceded to the Company under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 73.5%. The total assumed premium under the Contract is $15.0 million for each of the 12-month periods ending December 31, 2023 through 2025 and $10.0 million for the 12 months ended December 31, 2022. The total possible amount of losses for the Company under the Contract is $30.0 million for each of the 12-month periods ending December 31, 2023 through 2025 and $25.0 million for the 12 months ended December 31, 2022. The Company recognized $3.8 million in earned premiums for each of the three-month periods ended September 30, 2024 and 2023, and $2.1 million and $2.2 million in incurred losses for the three months ended September 30, 2024 and 2023, respectively, and $11.3 million in earned premiums for each of the nine-month periods ended September 30, 2024 and 2023, and $(0.3) million and $7.6 million in incurred losses for the nine months ended September 30, 2024 and 2023, respectively, under the Contract. The negative incurred losses for the nine months ended September 30, 2024 resulted primarily from favorable development on prior years' catastrophe losses that had been ceded to the Company under the Contract.

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

The catastrophe events that occurred in 2024 caused approximately $229 million in losses to the Company, resulting primarily from tornadoes, hailstorms and convective storms in Texas and Oklahoma, winter storms and rainstorms in California, and the impact of Hurricane Helene in Florida and Georgia. No reinsurance benefits were available under the Treaty for these losses as none of the 2024 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $150 million and $100 million under the Treaty for the 12 months ending June 30, 2025 and 2024, respectively.

The catastrophe events that occurred in 2023 caused approximately $256 million in losses to the Company as of September 30, 2024, resulting primarily from rainstorms and hail in Texas and Oklahoma, winter storms and rainstorms in California, and the impact of Tropical Storm Hilary in California. No reinsurance benefits were available under the Treaty for these losses as none of the 2023 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $100 million and $60 million under the Treaty for the 12 months ended June 30, 2024 and 2023, respectively.

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
The following table presents the composition of the total investment portfolio of the Company at September 30, 2024:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$120,083	$120,565
Municipal securities	3,026,480	3,027,149
Mortgage-backed securities	253,057	244,866
Corporate securities	780,941	769,051
Collateralized loan obligations	590,905	592,295
Other asset-backed securities	110,858	104,914
	4,882,324	4,858,840
Equity securities:
Common stock	595,180	734,198
Non-redeemable preferred stock	56,705	47,389
Private equity funds measured at net asset value (2)	103,558	89,250
	755,443	870,837
Short-term investments	289,616	288,704
Total investments	$5,927,383	$6,018,381
______________
(1)    Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.
(2)    The fair value is measured using the NAV practical expedient. See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.
At September 30, 2024, 37.9% of the Company’s total investment portfolio at fair value and 47.0% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At September 30, 2024, 96.9% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.

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

The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	September 30, 2024	December 31, 2023

	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	11.5	11.4
including short-term investments	10.8	11.0
Call-adjusted average maturity:
excluding short-term investments	3.7	3.8
including short-term investments	3.5	3.6
Modified duration reflecting anticipated early calls:
excluding short-term investments	3.2	3.1
including short-term investments	3.0	3.0
Short-Term Investments	—	—

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at September 30, 2024, consistent with the average rating at December 31, 2023. The Company's municipal bond holdings, of which 75.4% were tax exempt, represented 47.0% of its fixed maturity securities portfolio at September 30, 2024, at fair value, and are broadly diversified geographically. See Part I-Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and credit quality ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At September 30, 2024, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $6.2 million and $42.5 million, respectively, at fair value, and represented 0.1% and 0.9%, respectively, of total fixed maturity securities. At December 31, 2023, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $6.4 million and $15.1 million, respectively, at fair value, and represented 0.1% and 0.3%, respectively, of total fixed maturity securities.
The overall credit ratings for the Company’s fixed maturity securities portfolio were relatively stable during the nine months ended September 30, 2024, with 92.1% of fixed maturity securities at fair value experiencing no change in their overall rating. 6.9% and 0.9% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the nine months ended September 30, 2024.
The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	September 30, 2024
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds and agencies:
Agencies	$40,042	$—	$—	$—	$—	$40,042
Treasuries	80,523	—	—	—	—	80,523
Total	120,565	—	—	—	—	120,565
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	26,117	254,315	187,612	33,299	1,402	502,745
Uninsured	81,599	979,142	1,306,179	148,446	9,038	2,524,404
Total	107,716	1,233,457	1,493,791	181,745	10,440	3,027,149
	3.6%	40.7%	49.4%	6.0%	0.3%	100.0%
Mortgage-backed securities:
Commercial	17,968	5,269	5,013	—	—	28,250
Agencies	47,702	—	—	—	—	47,702
Non-agencies:
Prime	53,379	108,976	5,075	—	360	167,790
Alt-A	—	424	106	—	594	1,124
Total	119,049	114,669	10,194	—	954	244,866
	48.6%	46.8%	4.2%	—%	0.4%	100.0%
Corporate securities:
Communications	—	170	—	6,259	—	6,429
Consumer, cyclical	—	1,952	31,377	40,421	—	73,750
Consumer, non-cyclical	—	—	64,877	8,278	—	73,155
Energy	—	6,706	3,377	31,976	—	42,059
Financial	—	29,479	261,723	58,457	3,922	353,581
Industrial	—	62,104	94,476	37,910	—	194,490
Technology	—	—	1,742	757	—	2,499
Utilities	—	—	8,970	14,118	—	23,088
Total	—	100,411	466,542	198,176	3,922	769,051
	—%	13.1%	60.6%	25.8%	0.5%	100.0%
Collateralized loan obligations:
Corporate	134,006	178,749	244,483	—	35,057	592,295
Total	134,006	178,749	244,483	—	35,057	592,295
	22.6%	30.2%	41.3%	—%	5.9%	100.0%

Other asset-backed securities	2,002	2,416	61,605	38,891	—	104,914
	1.9%	2.3%	58.7%	37.1%	—%	100.0%
Total	$483,338	$1,629,702	$2,276,615	$418,812	$50,373	$4,858,840
	9.9%	33.5%	47.0%	8.6%	1.0%	100.0%
_____________
(1)Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds and Agencies

The Company had $120.6 million and $174.5 million, or 2.5% and 4.0% of its fixed maturity securities portfolio, at fair value, in U.S. government bonds and agencies at September 30, 2024 and December 31, 2023, respectively. Moody's and Fitch ratings for U.S. government-issued debt were Aaa and AA+, respectively, at each of September 30, 2024 and December 31, 2023. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds and agencies portfolio reflecting anticipated early calls was 1.1 years and 0.9 years at September 30, 2024 and December 31, 2023, respectively.

Municipal Securities

The Company had $3.03 billion and $2.78 billion, or 62.3% and 64.3% of its fixed maturity securities portfolio, at fair value, in municipal securities, $502.7 million and $431.2 million of which were insured, at September 30, 2024 and December 31, 2023, respectively. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute securities ratings and the underlying credit ratings as of September 30, 2024 and December 31, 2023.
At September 30, 2024 and December 31, 2023, 71.2% and 70.3%, respectively, of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement and ratings reflecting the credit of the underlying issuers. At each of September 30, 2024 and December 31, 2023, the average rating of the Company’s insured municipal securities was A+, which corresponded to the average rating of the investment grade bond insurers. The remaining 28.8% and 29.7% of insured municipal securities at September 30, 2024 and December 31, 2023, respectively, were non-rated or below investment grade, and were insured by bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 3.1 years and 3.0 years at September 30, 2024 and December 31, 2023, respectively.
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

Mortgage-Backed Securities

The Company had mortgage-backed securities portfolio of $244.9 million and $186.9 million, or 5.0% and 4.3% of the Company's fixed maturity securities portfolio at fair value, at September 30, 2024 and December 31, 2023, respectively. Substantially all of the Company's mortgage-backed securities portfolio at those dates was categorized as loans to “prime” residential and commercial real estate borrowers. The Company had holdings of $28.2 million and $33.0 million at fair value ($28.5 million and $34.2 million at amortized cost) in commercial mortgage-backed securities at September 30, 2024 and December 31, 2023, respectively.
The weighted-average rating of the entire mortgage-backed securities portfolio was AA+ at each of September 30, 2024 and December 31, 2023. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 5.7 years and 8.7 years at September 30, 2024 and December 31, 2023, respectively.

Corporate Securities

Corporate securities included in fixed maturity securities were as follows:

	September 30, 2024	December 31, 2023

	(Dollars in thousands)
Corporate securities at fair value	$769,051	$599,630
Percentage of total fixed maturity securities portfolio	15.8%	13.9%
Modified duration	2.5 years	2.4 years
Weighted-average rating	A	A-

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities were as follows:

	September 30, 2024	December 31, 2023

	(Dollars in thousands)
Collateralized loan obligations at fair value	$592,295	$484,947
Percentage of total fixed maturity securities portfolio	12.2%	11.2%
Modified duration	4.4 years	3.5 years
Weighted-average rating	AA-	AA-

Other Asset-Backed Securities

Other asset-backed securities included in fixed maturity securities were as follows:

	September 30, 2024	December 31, 2023

	(Dollars in thousands)
Other asset-backed securities at fair value	$104,914	$96,164
Percentage of total fixed maturity securities portfolio	2.2%	2.2%
Modified duration	1.6 years	2.2 years
Weighted-average rating	A-	A-

Equity Securities

Equity holdings of $870.8 million and $730.7 million at fair value, as of September 30, 2024 and December 31, 2023, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The Company had a net gain (loss) of $39.6 million and $(38.8) million due to changes in fair value of the Company’s equity securities portfolio for the nine months ended September 30, 2024 and 2023, respectively. The primary cause for the increase in fair value of the Company’s equity securities portfolio for the nine months ended September 30, 2024 was the overall improvement in equity markets. The primary cause for the decrease in fair value of the Company’s equity securities portfolio for the nine months ended September 30, 2023 was the overall decline in equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At September 30, 2024, 14.5% of the total investment portfolio at fair value was held in equity securities, compared to 14.0% at December 31, 2023 .
D. Debt

The Company's debts at September 30, 2024 were $375 million of senior unsecured notes that are publicly traded and $200 million drawn under an unsecured credit facility. For additional information on these debts, see Note 11. Notes Payable of the Notes to Consolidated Financial Statements.

The Company was in compliance with all of the financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at September 30, 2024.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.88 billion at September 30, 2024, and net premiums written of $5.20 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.76 to 1 at September 30, 2024.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of September 30, 2024, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2023.

The following table presents fixed maturity municipal securities by state in descending order of holdings at fair value at September 30, 2024:

States	Fair Value	Average Rating
	(Amounts in thousands)
Florida	$372,812	A
Texas	244,347	AA-
California	241,522	AA-
New York	215,476	AA-
Illinois	152,554	A+
Other states	1,800,438	A+
Total	$3,027,149

At September 30, 2024, the fixed maturity municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Florida and Texas. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.

Taxable fixed maturity securities represented 53.0% of the Company’s total fixed maturity securities portfolio at fair value at September 30, 2024. 4.7% of the Company’s taxable fixed maturity securities at fair value were comprised of U.S. government bonds and agencies at September 30, 2024. 0.2% of the Company’s taxable fixed maturity securities at fair value, representing 0.1% of its total fixed maturity securities portfolio at fair value, were rated below investment grade at September 30, 2024. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in equity markets.

At September 30, 2024, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $734.2 million in common stocks, $47.4 million in non-redeemable preferred stocks, and $89.3 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 12.2% of total investments at fair value at September 30, 2024. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	(Amounts in thousands, except average Beta)
Average Beta	0.86	0.87
Hypothetical reduction of 25% in the overall value of the stock market	$157,853	$129,742
Hypothetical reduction of 50% in the overall value of the stock market	$315,705	$259,483

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
The fixed maturity securities portfolio, which represented 80.7% of total investments at September 30, 2024 at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 3.0 years at each of September 30, 2024 and December 31, 2023.

If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at September 30, 2024 would decrease by $154.7 million and $309.4 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company's fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MERCURY GENERAL CORPORATION

Date: October 29, 2024	By:	/s/ Gabriel Tirador
Gabriel Tirador
Chief Executive Officer

Date: October 29, 2024	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer