Form 10-K
period 2024-12-31
MERCURY GENERAL CORP
filed 2025-02-11
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2024
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

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2024 was $1,411,146,942 (which represents 26,555,268 shares of common equity held by non-affiliates multiplied by $53.14, the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).

At February 6, 2025, the registrant had issued and outstanding an aggregate of 55,388,627 shares of its Common Stock.
____________________________

Documents Incorporated by Reference
Certain information from the registrant’s definitive proxy statement for the 2025 Annual Meeting of Shareholders is incorporated herein by reference into Part III hereof.

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

The direct premiums written for the years ended December 31, 2024, 2023 and 2022 by state and line of insurance business were:

Year Ended December 31, 2024
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$2,845,294	$970,054	$280,987	$334,293	$4,430,628	80.5%
Texas	127,808	190,928	62,788	6,824	388,348	7.1%
Other states (1)	422,722	206,315	43,219	9,603	681,859	12.4%
Total	$3,395,824	$1,367,297	$386,994	$350,720	$5,500,835	100.0%
	61.7%	24.9%	7.0%	6.4%	100.0%

Year Ended December 31, 2023
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$2,317,678	$813,056	$246,253	$235,735	$3,612,722	79.3%
Texas	123,390	147,854	53,430	5,592	330,266	7.2%
Other states (1)	400,714	158,094	46,538	10,154	615,500	13.5%
Total	$2,841,782	$1,119,004	$346,221	$251,481	$4,558,488	100.0%
	62.4%	24.5%	7.6%	5.5%	100.0%

Year Ended December 31, 2022
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$2,142,265	$716,651	$193,809	$216,022	$3,268,747	80.8%
Texas	97,620	105,269	43,641	6,174	$252,704	6.2%
Other states (1)	358,973	118,419	39,312	10,375	527,079	13.0%
Total	$2,598,858	$940,339	$276,762	$232,571	$4,048,530	100.0%
	64.3%	23.2%	6.8%	5.7%	100.0%
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
(2) The Company has a per-risk reinsurance treaty covering losses of $10 million in excess of $5 million, and facultative reinsurance coverage for losses above $15 million subject to some coverage limitations for certain commercial property policies with multiple structures.
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

Human Capital

The Company had approximately 4,200 employees at December 31, 2024. The Company's employees are critical to its continued success, and it focuses significant attention on attracting and retaining talented and motivated individuals. The Company pays its employees fairly and competitively and offers a wide range of benefits. The Company benchmarks and sets pay ranges based on market data and considers additional factors in compliance with applicable federal and other laws and regulations. Individual goals are set annually for each employee, and attainment of those goals is an element of the employee’s performance assessment. The Company regularly reviews its compensation practices, both in terms of its overall workforce and individual employees, to ensure its pay is fair, equitable and in compliance with applicable federal and other laws and regulations. In addition, the Company reviews its staffing levels periodically to ensure they are aligned with its business needs.

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

The Company is committed to drawing from the largest pools of talent to help find the best people for the Company. All of the Company's employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace, must adhere to a code of conduct that sets standards for appropriate behavior, and are required to take annual training on preventing, identifying, reporting and stopping any type of unlawful discrimination.

The Company sponsors a wellness program designed to enhance physical, financial and mental well-being for all of its employees, and encourages healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives. The vast majority of the Company's employees currently work from home as a result of the "Mercury's My Workplace" policy that allows most of its employees to work from anywhere in the United States of America. In addition, Mercury's technology subsidiary, Mercury Shanghai, has approximately 50 employees working at a leased office space in Shanghai, China.

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

Mercury General conducts its business through the following subsidiaries:

Insurance Companies	Formed or Acquired	A.M. Best Rating	Primary States
Mercury Casualty Company ("MCC")(1)	1961	A	CA, AZ, NV, NY, VA
Mercury Insurance Company ("MIC")(1)	1972	A	CA
California Automobile Insurance Company ("CAIC")(1)	1975	A	CA
California General Underwriters Insurance Company, Inc. ("CGU")(1)	1985	A	CA
Mercury Insurance Company of Illinois	1989	A	IL, NJ
Mercury Insurance Company of Georgia	1989	A	GA
Mercury Indemnity Company of Georgia	1991	A	GA
American Mercury Insurance Company	1996	A	OK, CA, TX, VA
American Mercury Lloyds Insurance Company ("AML")	1996	A	TX
Mercury County Mutual Insurance Company	2000	A	TX
Mercury Indemnity Company of America	2001	A	FL, NJ
Orion Indemnity Company ("OIC")(1)	2015	A	CA

Non-Insurance Companies	Formed or Acquired	Purpose
Mercury Select Management Company, Inc.	1997	AML’s attorney-in-fact
Mercury Insurance Services LLC	2000	Management services to subsidiaries
AIS Management LLC	2009	Parent company of AIS and PoliSeek
Auto Insurance Specialists LLC ("AIS")	2009	Insurance agency
PoliSeek AIS Insurance Solutions, Inc. ("PoliSeek")	2009	Insurance agency
Animas Funding LLC	2013	Special purpose investment vehicle
Fannette Funding LLC	2014	Special purpose investment vehicle
Mercury Plus Insurance Services LLC	2018	Insurance agency
Mercury Information Technology Services LLC	2023	Parent company of Mercury Shanghai
Mercury (Shanghai) Information Technology Services Co., Ltd. ("Mercury Shanghai")	2024	Software development and related technical services to other subsidiaries
Upper Animas Holdings LLC	2024	Special purpose investment vehicle
_____________

(1)The term "California Companies" refers to MCC, MIC, CAIC, CGU, and OIC.

Production and Servicing of Business
The Company sells its policies through a network of approximately 6,340 independent agents, its 100% owned insurance agencies, AIS and PoliSeek, and directly through internet sales portals. Approximately 1,700, 1,050, and 1,040 of the independent agents are located in California, Florida, and Texas, respectively. The independent agents and agencies are independent contractors selected and contracted by the Company and generally also represent competing insurance companies. Certain of these independent agencies are under the common ownership of a parent company; however, they each operate autonomously with their own contractual agreements with the Company and hence are accounted for as separate independent agencies. Excluding AIS and PoliSeek, independent agents and agencies collectively accounted for approximately 89% of the Company's direct premiums written in 2024 and no single independent agent or agency accounted for more than 1.9% of the Company’s direct premiums written during any of the last three years. AIS and PoliSeek represented the Company as independent agencies prior to their acquisition in 2009, and continue to act as independent agencies selling policies for a number of other insurance companies. Policies sold directly through the internet sales portals are assigned to and serviced by the Company's agents and agencies, including AIS and PoliSeek.

The Company believes that it compensates its agents above the industry average. Net commissions incurred in 2024 were approximately 15% of net premiums written.

The Company’s advertising budget is allocated among television, radio, newspaper, internet, and direct mailing media with the intent to provide the best coverage available within targeted media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to generate leads and create brand awareness. In 2024, the Company incurred approximately $21 million in net advertising expense.

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

In California, "good drivers," as defined by the California Insurance Code, accounted for approximately 87% of the Company's California voluntary private passenger automobile policies-in-force at December 31, 2024, while higher risk categories accounted for approximately 13%. The Company's private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averaged approximately 99%, 95%, and 96% in 2024, 2023, and 2022, respectively.

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

The following table provides a reconciliation of beginning and ending estimated reserve balances for the years indicated:

RECONCILIATION OF NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Gross reserves at January 1(1)	$2,785,702	$2,584,910	$2,226,430
Reinsurance recoverables on unpaid losses	(32,148)	(25,323)	(41,379)
Net reserves at January 1(1)	2,753,554	2,559,587	2,185,051
Incurred losses and loss adjustment expenses related to:
Current year	3,659,724	3,553,801	3,314,938
Prior years	24,787	(35,948)	47,281
Total incurred losses and loss adjustment expenses	3,684,511	3,517,853	3,362,219
Loss and loss adjustment expense payments related to:
Current year	1,963,076	2,080,690	1,862,006
Prior years	1,351,603	1,243,196	1,125,677
Total payments	3,314,679	3,323,886	2,987,683
Net reserves at December 31(1)	3,123,386	2,753,554	2,559,587
Reinsurance recoverables on unpaid losses	28,645	32,148	25,323
Gross reserves at December 31(1)	$3,152,031	$2,785,702	$2,584,910
_____________
(1)Under statutory accounting principles ("SAP"), reserves are stated net of reinsurance recoverables on unpaid losses whereas under U.S. generally accepted accounting principles ("GAAP"), reserves are stated gross of reinsurance recoverables on unpaid losses.

Inflationary trends accelerated to their highest level in decades in 2022, which had a significant impact on the cost of automobile parts and labor as well as medical expenses for bodily injuries, and supply chain and labor shortage issues lengthened the time to repair vehicles. Bodily injury costs were also under pressure from social inflation. The severe inflationary trend continued into 2023, but moderated as the year progressed. During 2024, the inflation rate continued to be moderate for automobile parts and labor but it was at an elevated level for bodily injury costs.

The increase in the provision for insured events of prior years in 2024 of approximately $24.8 million primarily resulted from higher than estimated losses and loss adjustment expenses in the commercial automobile and commercial property lines of insurance business, partially offset by favorable reserve development in the private passenger automobile line of insurance business.

The decrease in the provision for insured events of prior years in 2023 of approximately $35.9 million primarily resulted from lower than estimated losses and loss adjustment expenses in the private passenger automobile and homeowners lines of insurance business, partially offset by unfavorable reserve development in the commercial property line of insurance business. The moderated inflationary trend in 2023 relative to 2022 discussed above was a major contributor to the favorable reserve development in the private passenger automobile line of insurance business for 2023.

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

The Company recorded catastrophe losses net of reinsurance of approximately $277 million, $239 million, and $102 million in 2024, 2023, and 2022, respectively. Catastrophe losses due to events that occurred in 2024 totaled approximately $268 million, with no reinsurance benefits used for these losses, resulting primarily from tornadoes, hailstorms and convective storms in Texas and Oklahoma, winter storms, rainstorms and wildfires in California, and the impact of Hurricane Helene in Florida and Georgia. In addition, the Company experienced unfavorable development of approximately $9 million on prior years' catastrophe losses in 2024. Catastrophe losses due to the events that occurred in 2023 totaled approximately $247 million, with no reinsurance benefits used for these losses, resulting primarily from rainstorms and hail in Texas and Oklahoma, winter storms and rainstorms in California, and the impact of Tropical Storm Hilary in California. In addition, the Company experienced favorable development of approximately $8 million on prior years' catastrophe losses in 2023. Catastrophe losses due to the events that occurred in 2022 totaled approximately $101 million, with no reinsurance benefits used for these losses, resulting primarily from the deep freeze of Winter Storm Elliott and other extreme weather events in Texas, Oklahoma and Georgia, winter storms in California, and the impact of Hurricane Ian in Florida. In addition, the Company experienced unfavorable development of approximately $1 million on prior years' catastrophe losses in 2022.

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

The following table presents, on a statutory basis, the Insurance Companies’ loss, expense and combined ratios, and the private passenger automobile industry combined ratio. The Insurance Companies’ ratios (Company-wide) include lines of insurance business other than private passenger automobile that accounted for approximately 38.3% of direct premiums written in 2024; hence, the Company believes its combined ratio (for private passenger automobile only) is more comparable to the industry ratios.

	Year Ended December 31,
	2024	2023	2022	2021	2020
Loss ratio (Company-wide)	72.6%	82.3%	85.1%	73.8%	67.4%
Expense ratio (Company-wide)	23.5%	23.5%	24.4%	24.9%	26.2%
Combined ratio (Company-wide)	96.1%	105.8%	109.5%	98.7%	93.6%
Combined ratio (Company's private passenger automobile only)	93.1%	103.0%	110.3%	96.0%	88.3%
Industry combined ratio (all writers)(1)	N/A	104.6%	111.7%	100.7%	90.5%
Industry combined ratio (excluding direct writers)(1)	N/A	102.2%	104.6%	99.4%	91.4%
____________
(1)Source: A.M. Best, Aggregates & Averages (2020 through 2023), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).

Premiums to Surplus Ratio
The following table presents the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Guidelines established by the National Association of Insurance Commissioners (the "NAIC") suggest that this ratio should be no greater than 3 to 1.

	Year Ended December 31,
	2024	2023	2022	2021	2020
	(Amounts in thousands, except ratios)
Net premiums written	$5,378,310	$4,464,199	$3,978,017	$3,855,369	$3,611,543
Policyholders’ surplus	$2,030,460	$1,667,187	$1,502,424	$1,827,210	$1,768,103
Ratio	2.7 to 1	2.7 to 1	2.7 to 1	2.1 to 1	2.0 to 1

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

Tax considerations are important in portfolio management. The Company closely monitors the timing and recognition of capital gains and losses to maximize the realization of any deferred tax assets arising from capital losses. The Company had no capital loss carryforward at December 31, 2024.

Investment Portfolio
The following table presents the composition of the Company’s total investment portfolio:

	December 31,
	2024		2023		2022
	Cost(1)	Fair Value	Cost(1)	Fair Value	Cost(1)	Fair Value
			(Amounts in thousands)
Taxable bonds	$2,759,532	$2,704,046	$2,102,740	$2,031,594	$1,758,853	$1,649,078
Tax-exempt state and municipal bonds	2,222,926	2,209,332	2,292,243	2,287,742	2,467,937	2,439,233
Total fixed maturities	4,982,458	4,913,378	4,394,983	4,319,336	4,226,790	4,088,311
Equity securities	795,068	879,175	654,939	730,693	668,843	699,552
Short-term investments	283,792	283,817	179,375	178,491	123,928	122,937
Total investments	$6,061,318	$6,076,370	$5,229,297	$5,228,520	$5,019,561	$4,910,800
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

Investment Results
The following table presents the investment results of the Company for the most recent five years:

	Year Ended December 31,
	2024	2023	2022	2021	2020
		(Dollars in thousands)
Average invested assets at cost(1) (2)	$5,683,973	$5,096,428	$4,902,755	$4,681,462	$4,291,888
Net investment income(3)(4)
Before income taxes	$279,989	$234,630	$168,356	$129,727	$134,858
After income taxes	$235,419	$200,209	$146,204	$115,216	$120,043
Average annual yield on investments(3)(4)
Before income taxes	4.5%	4.3%	3.4%	2.8%	3.1%
After income taxes	3.8%	3.7%	3.0%	2.5%	2.8%
Net realized investment gains (losses) after income taxes	$70,050	$79,801	$(385,583)	$88,210	$67,727
 __________
(1)Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2)At December 31, 2024, fixed maturity securities with call features totaled $3.6 billion at fair value and $3.6 billion at amortized cost.
(3)Net investment income includes approximately $25.5 million, $14.5 million, and $0.5 million of interest income earned on cash (approximately $20.2 million, $11.5 million, and $0.4 million after tax) for the years ended December 31, 2024, 2023, and 2022, respectively. Average annual yield on investments does not include interest income earned on cash. No interest income was earned on cash in 2021 and 2020.
(4)Net investment income before and after income taxes for 2024 increased compared to 2023, primarily due to higher average yield combined with higher average invested assets and cash. Average annual yield on investments before and after income taxes for 2024 increased compared to 2023, primarily due to the maturity and replacement of lower yielding investments purchased when market interest rates were lower with higher yielding investments.

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

Reputation for customer service and price are the principal means by which the Company competes with other insurers. In addition, the marketing efforts of independent agents can provide a competitive advantage. Based on the most recent regularly published statistical compilations of premiums written in 2023, the Company was the eighth largest writer of private passenger automobile insurance in California and the sixteenth largest in the United States.

The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company has historically seen premium growth during hard market conditions. The Company believes that the automobile insurance market in most states was hard during 2024 as insurance carriers increased rates reflecting high inflation and loss severity and tightened their underwriting. In addition, in California, several insurance carriers stopped writing new business policies.

Reinsurance

For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake. For more detailed discussion, see "Regulation—Insurance Assessments" below.

The Company is the assuming reinsurer under a Catastrophe Portfolio Participation Reinsurance Contract ("Contract") effective through December 31, 2025. The Company reimburses a group of affiliates of a ceding company for a proportional share of a portfolio of catastrophe losses based on the premiums ceded to the Company under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 73.5%. The total assumed premium under the Contract is $15.0 million for each of the 12 month periods ending December 31, 2023 through 2025 and $10.0 million for the 12 months ended December 31, 2022. The total possible amount of losses for the Company under the Contract is $30.0 million for each of the 12 month periods ending December 31, 2023 through 2025 and $25.0 million for the 12 months ended December 31, 2022. The Company recognized $15.0 million and $15.0 million in earned premiums and $1.5 million and $9.6 million in incurred losses under the Contract for the 12 months ended December 31, 2024 and 2023, respectively.

The Company is the assuming reinsurer under a Property Quota Share Reinsurance Contract ("Quota Share") and reimburses ceding companies for a proportional share of losses based on the premiums ceded to the Company under the Quota Share. The total annual assumed premium under the Quota Share is approximately $11 million. The total annual possible amount of losses for the Company under the Quota Share is approximately $32 million. The Quota Share commenced on January 1, 2025 and is effective through December 31, 2025.

The Company is the ceding party to a Catastrophe Reinsurance Treaty ("Treaty") covering a wide range of perils that is effective through June 30, 2025. For the 12 months ending June 30, 2025 and 2024, the Treaty provides $1,290 million and $1,111 million of coverage, respectively, on a per occurrence basis after covered catastrophe losses exceed the Company retention limit of $150 million and $100 million, respectively. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies such as homeowners, but does cover losses from fires following an earthquake. The Treaty includes additional restrictions as noted in the tables below.

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

The table below presents the combined total reinsurance premiums under the Treaty (annual premiums and reinstatement premiums) for the 12 months ending June 30, 2025 and 2024, respectively:

Treaty	Annual Premium (1)	Reinstatement Premium (2)	Total Combined Premium (2)

	(Amounts in millions)
For the 12 months ending June 30, 2025	$105	$101	$206
For the 12 months ended June 30, 2024	$99	$—	$99
__________
(1)    The increase in the annual premium is primarily due to higher reinsurance coverage and rates and growth in the covered book of business.
(2)    The reinstatement premium and the total combined premium for the treaty period ending June 30, 2025 are projected amounts to be paid based on the latest information available and an indication that there will be full reinstatements of all layers of coverage occurring during this treaty period. The reinstatement premium for the treaty period ended June 30, 2024 is zero, as there were no actual reinstatement premiums paid.

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

The catastrophe events that occurred in 2024 caused approximately $268 million in losses to the Company, resulting primarily from tornadoes, hailstorms and convective storms in Texas and Oklahoma, winter storms, rainstorms and wildfires in California, and the impact of Hurricane Helene in Florida and Georgia. No reinsurance benefits were available under the Treaty for these losses as none of the 2024 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $150 million and $100 million under the Treaty for the 12 months ending June 30, 2025 and 2024, respectively.

The catastrophe events that occurred in 2023 caused approximately $258 million in losses to the Company as of December 31, 2024, resulting primarily from the rainstorms and hail in Texas and Oklahoma, winter storms and rainstorms in California, and the impact of Tropical Storm Hilary in California. No reinsurance benefits were available under the Treaty for these losses as none of the 2023 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $100 million and $60 million under the Treaty for the 12 months ending June 30, 2024 and 2023, respectively.

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

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company made direct financial contributions of approximately $0 and $24,000 to officeholders and candidates in 2024 and 2023, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The risk-based capital ("RBC") formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2024, 2023 and 2022, each of the Insurance Companies exceeded the minimum required RBC level. For more detailed information, see "Liquidity and Capital Resources—F. Regulatory Capital Requirements" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Own Risk and Solvency Assessment

Insurance companies are required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its most recent ORSA Summary Report with the California DOI in November 2024. Compliance with the ORSA requirements did not have a material impact on the Company's consolidated financial statements.

Insurance Assessments

The California Insurance Guarantee Association ("CIGA") was created to pay claims on behalf of insolvent property and casualty insurers. Each year, these claims are estimated by CIGA and the Company is assessed for its pro-rata share based on prior year California premiums written in the particular line. These assessments are currently limited to 2% of premiums written in the preceding year and are recouped through a mandated surcharge to policyholders in the year after the assessment. There were no CIGA assessments in 2024.

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowner policy directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other revenue in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 30, 2024, the most recent date at which information was available, was $83.8 million. There were no assessments made in 2024.

The Insurance Companies in other states are also subject to the provisions of similar insurance guaranty associations. There were no material assessments during 2024 in other states that cannot be recouped through a premium tax credit or a surcharge to policyholders.

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

California-domiciled insurance companies are also required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2024, the Insurance Companies are permitted to pay in 2025, without obtaining DOI approval for extraordinary dividends, $252 million in dividends to Mercury General, of which $228 million may be paid by the California Companies.

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

Information about the Company's Executive Officers
The following table presents certain information concerning the executive officers of the Company as of February 6, 2025:

Name	Age	Position
George Joseph	103	Chairman of the Board
Gabriel Tirador	60	Chief Executive Officer
Victor G. Joseph	38	President and Chief Operating Officer
Theodore R. Stalick	61	Senior Vice President and Chief Financial Officer
Kelly Butler	42	Vice President and Chief Underwriting Officer
Nick Colby	40	Vice President and Chief Sales Officer
Katie Gibbs	35	Vice President and Chief Experience Officer
Christopher Graves	59	Vice President and Chief Investment Officer
Wilson Pang	48	Vice President and Chief Technology Officer
Randall R. Petro	61	Vice President and Chief Claims Officer
Mark Ribisi	62	President and Chief Executive Officer of AIS Management LLC
Jeffrey M. Schroeder	48	Vice President and Chief Product Officer
Heidi C. Sullivan	56	Vice President and Chief Human Capital Officer
Erik Thompson	56	Vice President and Chief Marketing Officer
Charles Toney	63	Vice President and Chief Actuary
Judy A. Walters	78	Vice President, Corporate Affairs and Secretary
Simon Zhang	48	Vice President and Chief Data & Analytics Officer

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

Mr. Colby, Vice President and Chief Sales Officer, joined the Company in 2025. Prior to joining the Company, he served as Commercial Lines Director of Distribution and Sales/Marketing Process Leader for Progressive Insurance from 2018 to 2025. Mr. Colby has over 15 years of experience in sales and marketing.

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
For the year ended December 31, 2024, the Company generated approximately 83% of its direct automobile insurance premiums written in California. The Company’s financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in the states in which the Company operates and changes in any of these conditions could negatively impact the Company’s results of operations.

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

The Company’s ability to retain its existing business or to attract new business in its Insurance Companies is affected by its rating by A.M. Best. A.M. Best currently rates all of the Insurance Companies as A (Excellent). On February 15, 2024, A.M. Best affirmed the Financial Strength Rating ("FSR") of A (Excellent) with Stable outlook for the Company's Insurance Companies. The Company believes that if it is unable to maintain its A.M. Best ratings within the A ratings range, it may face greater challenges to grow its premium volume sufficiently to attain its financial performance goals, which may adversely affect the Company’s business, financial condition, and results of operations.

The Company may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

The Company’s future capital requirements, including to fund future growth opportunities, depend on many factors, including its ability to underwrite new business successfully, its ability to establish premium rates and reserves at levels sufficient to cover losses, the success of its expansion plans, the performance of its investment portfolio and its ability to obtain financing. The Company may seek to obtain financing through equity or debt issuances, or sales of all or a portion of its investment portfolio or other assets. The Company’s ability to obtain financing also depends on economic conditions affecting financial markets and financial strength and claims-paying ability ratings, which are assigned based upon an evaluation of the Company’s ability to meet its financial obligations. The Company’s current financial strength rating with Fitch and Moody's is A- with Negative outlook and A3 with Negative outlook, respectively. If the Company were to seek financing through the capital markets in the future, there can be no assurance that the Company would obtain favorable ratings from rating agencies. Any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. In the case of equity financing, the Company’s shareholders could experience dilution. In addition, such securities may have rights, preferences, and privileges that are senior to those of the Company’s current shareholders. If the Company cannot obtain adequate capital on favorable terms or at all, its business, financial condition, and results of operations could be adversely affected.

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
At December 31, 2024, approximately 36% of the Company’s total investment portfolio at fair value and approximately 45% of its total fixed maturity securities at fair value were invested in tax-exempt municipal bonds. With such a large percentage of the Company’s investment portfolio invested in municipal bonds, the performance of the Company’s investment portfolio, including the cash flows generated by the investment portfolio, is significantly dependent on the performance of municipal bonds. If the value of municipal bond markets in general or any of the Company’s municipal bond holdings deteriorates, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

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
The Company faces a significant risk of loss in the ordinary course of its business for property damage resulting from natural disasters, man-made catastrophes and other catastrophic events, particularly hurricanes, earthquakes, hail storms, explosions, tropical storms, rain storms, fires, mudslides, sinkholes, war, acts of terrorism, severe weather and other natural and man-made disasters. Such events typically increase the frequency and severity of automobile and other property claims. Because catastrophic loss events are by their nature unpredictable, historical results of operations may not be indicative of future results of operations, and the occurrence of claims from catastrophic events may result in substantial volatility in the Company’s financial condition and results of operations from period to period. Although the Company attempts to manage its exposure to such events, the occurrence of one or more major catastrophes in any given period could have a material and adverse impact on the Company’s financial condition and results of operations and could result in substantial outflows of cash as losses are paid. See Note 20. Subsequent Event in Notes to Consolidated Financial Statements under Part II-Item 8. Financial Statements and Supplemental Data for discussion of significant catastrophe losses related to Southern California wildfires that occurred in January 2025.

The Company depends on independent agents who may discontinue sales of its policies at any time.
The Company sells its insurance policies primarily through a network of approximately 6,340 independent agents. The Company must compete with other insurance carriers for these agents’ business. Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions, or more attractive non-cash incentives. To maintain its relationship with these independent agents, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of customer satisfaction. If these independent agents find it preferable to do business with the Company’s competitors, it would be difficult to renew the Company’s existing business or attract new business. State regulations may also limit the manner in which the Company’s producers are compensated or incentivized. Such developments could negatively impact the Company’s relationship with these parties and ultimately reduce revenues.

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
At December 31, 2024, the Company’s consolidated balance sheets reflected approximately $43 million of goodwill and $8 million of other intangible assets. The Company evaluates whether events or circumstances have occurred that suggest that the fair values of its goodwill and other intangible assets are below their respective carrying values. The determination that the fair values of the Company’s goodwill and other intangible assets are less than their carrying values may result in an impairment write-down. An impairment write-down would be reflected as expense and could have a material adverse effect on the Company’s results of operations during the period in which it recognizes the expense. In the future, the Company may incur impairment charges related to goodwill and other intangible assets already recorded or arising out of future acquisitions.

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
Approximately 62% of the Company’s direct premiums written for the year ended December 31, 2024 were generated from private passenger automobile insurance policies. Adverse developments in the market for personal automobile insurance or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the Company’s results of operations to suffer. The property-casualty insurance industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, wild fires, sinkholes, earthquakes and, to a lesser degree, explosions, terrorist attacks, and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, new and used car valuations, medical costs, and changes in non-economic costs due to changes in the legal and regulatory environments. In addition, the advent of driverless cars and usage-based insurance could materially alter the way that automobile insurance is marketed, priced, and underwritten.

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

The U.S. economy experienced elevated levels of inflation in 2022. Although the inflation moderated in 2023 and 2024,

it has created a heightened level of risk for the Company, the insurance industry and the U.S. economy generally. Rising inflation may impact the reliability of the Company's loss reserve estimates and its ability to accurately price insurance products, and may create additional volatility in the fair value of its investments. Additionally, regulatory agencies, such as various state Departments of Insurance, the U.S. government and Federal Reserve may be slow to approve rate changes or adopt measures to attempt to control inflation during the highly inflationary periods, which could adversely affect the Company's ability to generate profits and cash flow. Continuing significant inflation could have a prolonged effect on the U.S. economy and could in turn increase the Company's operating and loss costs due to higher labor and materials costs, and may negatively affect its business, financial condition and results of operations.

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

Item 2.Properties
The Company owns the following buildings which support all business segments. Space not used by the Company may be leased to independent third party tenants.

Location	Purpose	Size in Square Feet	Percent Leased to Third Parties at December 31, 2024
Brea, CA	Home office and I.T. facilities	80,000	—%
Folsom, CA	Property held for sale	88,000	—%
Los Angeles, CA	Executive offices	41,000	5%

The Company leases additional office space for operations. In addition, the Company owns 5.9 acres of land in Rancho Cucamonga, California, which was classified as a property held for sale as of December 31, 2024. The Company’s properties are well maintained, adequately meet its needs, and are being utilized for their intended purposes.

Office location is not crucial to the Company’s operations. Most of its workforce works from home as a result of the "Mercury's My Workplace" policy that allows most of its employees to work from anywhere in the U.S.

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
The closing price of the Company’s common stock on February 6, 2025 was $51.06.
Holders
As of February 6, 2025, there were approximately 137 holders of record of the Company’s common stock.
Dividends

For financial statement purposes, the Company records dividends on the declaration date. The continued payment and amount of cash dividends will depend upon the Company’s operating results, overall financial condition, capital requirements, and general business conditions.

Holding Company Act
Pursuant to the Holding Company Act, California-domiciled insurance companies are required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2024, the Insurance Companies are permitted to pay in 2025, without obtaining DOI approval for extraordinary dividends, $252 million in dividends to Mercury General, of which $228 million may be paid by the California Companies.

For a discussion of certain restrictions on the payment of dividends to Mercury General by some of its insurance subsidiaries, see Note 13. Dividends, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

Performance Graph

The following graph compares the cumulative total shareholder returns on the Company’s common stock (trading symbol: MCY) with the cumulative total returns on the Standard and Poor’s 500 Composite Stock Price Index ("S&P 500 Index") and the Company’s industry peer group (Custom Peer Group and S&P 500 Property & Casualty Insurance Index) over the last five years. In past years, the Company used the Custom Peer Group as its industry peer group for purposes of the stock performance graph below. However, based on the broad use of the S&P 500 Property & Casualty Insurance Index as an industry peer group among our peers in the insurance industry, as well as the Company's growth as a property and casualty insurance carrier in recent years, the Company determined that the S&P 500 Property & Casualty Insurance Index would be a more appropriate industry peer group to include in the stock performance graph. Accordingly, while both the Custom Peer Group and the S&P 500 Property & Casualty Insurance Index have been included for this transitional year, the Company does not expect to include the Custom Peer Group in future years. The graph assumes an investment of $100 on December 31, 2019 in each of the Company’s Common Stock, the S&P 500 Index and the industry peer group and the reinvestment of all dividends.

Comparative Five-Year Cumulative Total Returns
Stock Price Plus Reinvested Dividends
$240
$220
$200
$180
$160
$140
$120
$100
$80
2019
2020
2021
2022
2023
2024
Mercury General
Custom Peer Group
S&P 500 Property & Casualty Insurance Index
S&P 500 Index

	2019	2020	2021	2022	2023	2024
Mercury General	$100.00	$113.69	$120.71	$81.33	$92.34	$168.31
Custom Peer Group	100.00	103.14	128.24	141.87	160.07	208.01
S&P 500 Property & Casualty Insurance Index	100.00	106.96	127.58	151.65	168.05	227.67
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
The custom peer group consists of Alleghany Corporation, Allstate Corporation, American Financial Group, Arch Capital Group Ltd, Berkley (W.R.), Berkshire Hathaway 'B', Chubb Corporation, Cincinnati Financial Corporation, CNA Financial Corporation, Erie Indemnity Company, Hanover Insurance Group, Markel Corporation, Old Republic International, Progressive Corporation, RLI Corporation, Selective Insurance Group, and Travelers Companies, Inc.
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

The Company is headquartered in Los Angeles, California and writes primarily personal automobile lines of business selling policies through a network of independent agents, 100% owned insurance agents and direct channels, in 11 states: Arizona, California, Florida, Georgia, Illinois, Nevada, New Jersey, New York, Oklahoma, Texas, and Virginia. The Company also offers homeowners, commercial automobile, commercial property, mechanical protection, fire, and umbrella insurance. Private passenger automobile lines of insurance business accounted for approximately 62% of the $5.5 billion of the Company’s direct premiums written in 2024, and approximately 84% of the private passenger automobile premiums were written in California.

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

2024 Financial Performance Summary
The Company’s net income for the year ended December 31, 2024 was $468.0 million, or $8.45 per diluted share,

compared to $96.3 million, or $1.74 per diluted share, for the same period in 2023. Included in net income was $280.0 million of pre-tax net investment income that was generated during 2024 on a portfolio of $6.1 billion, at fair value, at December 31, 2024, compared to $234.6 million of pre-tax net investment income that was generated during 2023 on a portfolio of $5.2 billion, at fair value, at December 31, 2023. Also included in net income were pre-tax net realized investment gains of $88.7 million and $101.0 million in 2024 and 2023, respectively, and pre-tax catastrophe losses, net of reinsurance and reinstatement premiums earned, of approximately $277.0 million and $239.2 million in 2024 and 2023, respectively. Pre-tax net realized investment gains for 2024 and 2023 resulted largely from the increases in fair value of fixed maturity securities and equity securities.

The Company continued its marketing efforts to enhance name recognition and lead generation in 2024, and increased the spending for advertising and marketing. The Company believes that its marketing efforts, combined with its ability to maintain relatively low prices and a strong reputation, make its insurance products competitive in California and in other states.

The Company believes its thorough underwriting process gives it an advantage over its competitors. The Company’s agent relationships and underwriting and claims processes are its most important competitive advantages.

The Company’s operating results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $1,037 million and $453 million in 2024 and 2023, respectively. Cash flow from operations has been used to pay shareholder dividends and help support growth.

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
•Underwriting Cycle and Competition—The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company believes that the automobile insurance market in most states was hard during 2024 as insurance carriers increased rates reflecting high inflation and loss severity and tightened their underwriting. In addition, in California, several insurance carriers stopped writing new business policies.

Technology

The Company has invested in improvements to customer and agent experience, internal process efficiencies, and cybersecurity protections in 2024. In 2025, the Company will continue to invest in customer experience, automation, and cybersecurity, in addition to upgrades to its architecture.
B. Regulatory and Legal Matters
The process for implementing rate changes varies by state. For more detailed information related to insurance rate approval, see "Item 1. Business—Regulation."

In late 2024, as part of the insurance commissioner’s “Sustainable Insurance Strategy,” the California Department of Insurance issued two regulations that may impact how insurers price and write certain of their California property insurance policies: one allowing insurers to incorporate catastrophe modeling into rate-making with a requirement for them to align their share of insured properties in distressed wildfire-prone areas of the state to at least 85% of their state-wide market share, which may be increased by 5% per year, if necessary, until that level is reached; and the other allowing insurers to incorporate reinsurance costs into rate-making for certain specific catastrophe perils and wildfire exposures when meeting the same requirement governing the use of catastrophe modeling. The commissioner has also implemented changes to the California FAIR Plan, expanding coverage offerings and changing the assessment and recoupment processes in order to enhance market stability: the FAIR Plan’s member insurers may now request the insurance commissioner’s prior approval to collect temporary supplemental fees from their own policyholders in order to recoup up to 50% of amounts assessed up to $2 billion in aggregate assessments on the industry, and 100% of all amounts assessed over that $2 billion threshold. The Company is expected to adhere to the market-share requirements in order to incorporate catastrophe modeling and reinsurance costs into its rate-making, although the process to file, gain approval, and implement the revised rates will likely not be complete until late 2025 at the earliest.

During 2024, the Company implemented rate changes in 11 states. The following are recent rate increases approved by the California DOI for lines of insurance business that accounted for 5% or more of the Company's total net premiums earned in 2024:

•In January 2023, the California DOI approved a 6.9% rate increase on the private passenger automobile line of insurance business for MIC and CAIC. These rate increases became effective in March 2023. The California DOI approved an additional 6.99% rate increase on the private passenger automobile line of insurance business for MIC and CAIC in June 2023. These rate increases became effective in July 2023. In addition, in January 2024, the California DOI approved a 22.5% rate increase for MIC and a 3.8% rate increase for CAIC on the private passenger automobile line of insurance business. These rate increases became effective in February 2024. The private passenger automobile line of insurance business of MIC and CAIC represented approximately 48% and 6%, respectively, of the Company's total net premiums earned in 2024.
•In March 2023, the California DOI approved a 12.6% rate increase on the California homeowners line of insurance business. This rate increase became effective in May 2023. In March 2024, the California DOI approved a 6.99% rate increase on the California homeowners line of insurance business. This rate increase became effective in May 2024. In January 2025, the California DOI approved a 12% rate increase on the California homeowners line of insurance business. This rate increase is expected to become effective in March 2025. The California homeowners line of insurance business represented approximately 16% of the Company's total net premiums earned in 2024.

•In April 2024, the California DOI approved a 14.9% rate increase on the California commercial automobile line of insurance business. This rate increase became effective in July 2024. In addition, in December 2024, the California DOI approved a 15.6% rate increase on the California commercial automobile line of insurance business. This rate increase is expected to become effective in February 2025. The California commercial automobile line of insurance business represented approximately 5% of the Company's total net premiums earned in 2024.

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

The Company analyzes catastrophe losses separately from non-catastrophe losses. The Company classifies certain losses as catastrophe losses based on catastrophe events designated by Property Claim Services, a unit of Insurance Services Office, Inc. For catastrophe losses, the Company generally determines claim counts based on claims reported and development expectations from previous catastrophes and applies an average expected loss per claim based on loss reserves established by adjusters and average losses on previous similar catastrophes.

There are many factors that can cause variability between the ultimate expected loss and the actual developed loss. While there are certainly other factors, the Company believes that the following three items tend to create the most variability between expected losses and actual losses.

(1) Inflation

For the Company’s California automobile lines of insurance business, total reserves excluding salvage and subrogation are comprised of the following:

•BI reserves—approximately 75% of total reserves

•Material damage ("MD") reserves, including collision and comprehensive property damage—approximately 5% of total reserves

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

The following table presents the typical closure patterns of BI claims in the Company's California personal automobile insurance coverage:

	% of Total
	Claims Closed	Dollars Paid
BI claims closed in the accident year reported	38%	12%
BI claims closed one year after the accident year reported	78%	53%
BI claims closed two years after the accident year reported	93%	78%
BI claims closed three years after the accident year reported	98%	89%

BI claims closed in the accident year reported are generally the smaller and less complex claims that settle for approximately $10,000 to $11,000 on average, whereas the total average settlement, once all claims are closed for a particular accident year, is approximately $25,000 to $34,000. The Company creates incurred and paid loss triangles to estimate ultimate losses utilizing historical payment and reserving patterns and evaluates the results of this analysis against its frequency and severity analysis to establish BI loss reserves. The Company adjusts development factors to account for inflation trends it sees in loss severity. As a larger proportion of claims from an accident year are settled, there emerges a higher degree of certainty for the loss reserves established for that accident year. At December 31, 2024, the accident years that are most likely to develop are the 2022 through 2024 accident years; however, it is possible that older accident years could develop as well.

In 2022, inflationary trends accelerated to their highest level since the 1980s. Excessive inflation led to significant increases in loss severities related to vehicle repairs and bodily injuries. The severe inflationary trend continued into 2023, but moderated as the year progressed. During 2024, the inflation rate continued to be moderate for automobile parts and labor but it was at an elevated level for bodily injury costs. In general, the Company expects that historical claims trends will continue with costs tending to increase, which is generally consistent with historical data, and therefore the Company believes that it is reasonable to expect inflation to continue. Many potential factors can affect the BI inflation rate, including changes in claims handling process, changes in statutes and regulations, the number of litigated files, increased use of medical procedures such as

MRIs and epidural injections, general economic factors, timeliness of claims adjudication, vehicle safety, weather patterns, changes in the relative percentages of single- and multi-car accidents, social inflation, and gasoline prices, among other factors; however, the magnitude of the impact of such factors on the inflation rate is unknown.

The Company believes that it is reasonably possible that the California automobile BI severity could vary from recorded amounts by as much as 12%, 8% and 6% for 2024, 2023 and 2022 accident years, respectively; however, the variation could be more or less than these amounts.

During the years 2020 through 2024, the changes in the loss severity amounts for the three preceding accident years from the prior year amounts (BI severity variance from prior year) have ranged as follows:

	High	Low
Immediate preceding accident year	7.9%	(2.4)%
Second preceding accident year	5.4%	(1.0)%
Third preceding accident year	3.6%	(2.6)%

The following table presents the effects on the California automobile BI loss reserves for the 2024, 2023 and 2022 accident years based on possible variations in the severity recorded; however, the actual variations could be more or less than these amounts:

California Automobile Bodily Injury Inflation Reserve Sensitivity Analysis

Accident Year	Number of Claims Expected	Actual Recorded Severity at 12/31/2024	Implied Inflation Rate Recorded (1)	(A) Pro-forma severity if actual severity is lower by 12% for 2024, 8% for 2023, and 6% for 2022	(B) Pro-forma severity if actual severity is higher by 12% for 2024, 8% for 2023, and 6% for 2022	Favorable loss development if actual severity is less than recorded (Column A)	Unfavorable loss development if actual severity is more than recorded (Column B)
2024	21,241	$33,648	13.4%	$29,610	$37,686	$85,771,000	$(85,771,000)
2023	21,257	$29,663	14.3%	$27,290	$32,036	$50,443,000	$(50,443,000)
2022	21,306	$25,949	13.7%	$24,392	$27,506	$33,173,000	$(33,173,000)
2021	20,598	$22,816	—	—	—	—	—
Total Loss Development—Favorable (Unfavorable)						$169,387,000	$(169,387,000)
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

At December 31, 2024, there were 19,018 California automobile BI claims reported for the 2024 accident year and the Company estimates that these are expected to ultimately grow by approximately 11.7%. The Company believes that while actual development in recent years has ranged approximately from 3% to 12%, it is reasonable to expect that the range of the development could be as great as between 0% and 15%. However, actual development may be more or less than the expected range.

The following table presents the effects on loss development of different claim counts within the broader possible range at December 31, 2024:

California Automobile Bodily Injury Claim Count Reserve Sensitivity Analysis

2024 Accident Year	Claims Reported	Amount Recorded at 12/31/2024 at Approximately 11.7% Claim Count Development	Total Expected Amount If Claim Count Development is 0%	Total Expected Amount If Claim Count Development is 15%
Claim count	19,018	21,241	19,018	21,871
Approximate average cost per claim	Not meaningful	$33,648	$33,648	$33,648
Total dollars	Not meaningful	$714,717,000	$639,918,000	$735,915,000
Total Loss Development—Favorable (Unfavorable)			$74,799,000	$(21,198,000)

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
Discussion of Losses and Loss Reserves and Prior Period Loss Development

At December 31, 2024 and 2023, the Company recorded its point estimate of approximately $3.15 billion and $2.79 billion ($3.12 billion and $2.75 billion, net of reinsurance), respectively, in loss and loss adjustment expense reserves, which included approximately $1.92 billion and $1.61 billion ($1.92 billion and $1.61 billion, net of reinsurance), respectively, of incurred-but-not-reported liabilities ("IBNR"). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to December 31, 2024 and 2023, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

The Company evaluates its loss reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For 2024, the Company reported unfavorable development of approximately $25 million on the 2023 and prior accident years’ loss and loss adjustment expense reserves. The unfavorable development in 2024 was primarily attributable to higher than estimated losses and loss adjustment expenses in the commercial automobile and commercial property lines of insurance business, partially offset by favorable reserve development in the private passenger automobile line of insurance business.

The Company recorded catastrophe losses net of reinsurance of approximately $277 million in 2024. Catastrophe losses due to the events that occurred during 2024 totaled approximately $268 million, with no reinsurance benefits used for these losses. The majority of the 2024 catastrophe losses resulted from tornadoes, hailstorms and convective storms in Texas and Oklahoma, winter storms, rainstorms and wildfires in California, and the impact of Hurricane Helene in Florida and Georgia. In addition, the Company experienced unfavorable development of approximately $9 million on prior years' catastrophe losses in 2024.

RESULTS OF OPERATIONS
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenues

Net premiums earned and net premiums written in 2024 increased 18.7% and 20.5%, respectively, from 2023. The increases in net premiums earned and written were primarily due to rate increases in the California automobile and homeowners lines of insurance business and an increase in the number of policies written in the California private passenger automobile and homeowners lines of insurance business.

Net premiums earned included ceded premiums earned of $136.7 million and $109.4 million in 2024 and 2023, respectively. Net premiums written included ceded premiums written of $138.0 million and $109.6 million in 2024 and 2023, respectively. The increases in ceded premiums earned and written resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

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

The following is a reconciliation of total net premiums earned to net premiums written:

	Year Ended December 31,
	2024	2023
	(Amounts in thousands)
Net premiums earned	$5,075,456	$4,274,378
Change in net unearned premiums	302,854	189,821
Net premiums written	$5,378,310	$4,464,199

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Year Ended December 31,
	2024	2023
Loss ratio	72.6%	82.3%
Expense ratio	23.4%	23.1%
Combined ratio	96.0%	105.4%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company’s loss ratio was affected by unfavorable development of approximately $25 million and favorable development of approximately $36 million on prior accident years’ loss and loss adjustment expense reserves for the years ended December 31, 2024 and 2023, respectively. The unfavorable development in 2024 was primarily attributable to higher than estimated losses and loss adjustment expenses in the commercial automobile and commercial property lines of insurance business, partially offset by favorable reserve development in the private passenger automobile line of insurance business. The favorable development in 2023 was primarily attributable to lower than estimated losses and loss adjustment expenses in the private passenger automobile and homeowners lines of insurance business, partially offset by unfavorable reserve development in the commercial property line of insurance business. The moderating inflationary trend in 2023 after the severe inflation in 2022 was a major contributor to the favorable reserve development in the private passenger automobile line of insurance business for 2023.

The 2024 loss ratio was negatively impacted by a total of approximately $268 million of catastrophe losses, excluding unfavorable development of approximately $9 million on prior years' catastrophe losses, primarily due to tornadoes, hailstorms and convective storms in Texas and Oklahoma, winter storms, rainstorms and wildfires in California, and the impact of Hurricane Helene in Florida and Georgia. The 2023 loss ratio was negatively impacted by a total of approximately $247 million of catastrophe losses, excluding favorable development of approximately $8 million on prior years' catastrophe losses, primarily due to the rainstorms and hail in Texas and Oklahoma, winter storms and rainstorms in California, and the impact of Tropical Storm Hilary in California.

Excluding the effect of estimated prior periods’ loss development and catastrophe losses, the loss ratio was 66.8% and 77.4% for the years ended December 31, 2024 and 2023, respectively. The decrease in the loss ratio was primarily due to an increase in net premiums earned resulting from rate increases in the California automobile and homeowners lines of insurance business, partially offset by increases in loss severity and frequency in the California automobile line of insurance business.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio increased slightly, primarily due to increases in expenses for profitability-related accruals and advertising, partially offset by the rate increases discussed above.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax expense was $106.9 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively. The $103.8 million increase in income tax expense was mainly due to a significant increase in pre-tax income of $475.5 million.

The Company’s effective income tax rate can be affected by several factors. These generally include large changes in fully-taxable income including net realized investment gains or losses, tax-exempt investment income, nondeductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. Income tax expense of $106.9 million on pre-tax income of approximately $574.9 million, including tax-exempt investment income of $83.3 million, resulted in an effective tax rate of 18.6%, below the statutory tax rate of 21%, for 2024, and income tax expense of $3.1 million on pre-tax income of approximately $99.4 million, including tax-exempt investment income of approximately $86.6 million, resulted in an effective tax rate of 3.1% for the corresponding period in 2023.
Investments
The following table presents the investment results of the Company:

	Year Ended December 31,
	2024	2023
	(Amounts in thousands)
Average invested assets at cost (1)	$5,683,973	$5,096,428
Net investment income (2)(3)
Before income taxes	$279,989	$234,630
After income taxes	$235,419	$200,209
Average annual yield on investments (2)
Before income taxes	4.5%	4.3%
After income taxes	3.8%	3.7%
Net realized investment gains (losses)	$88,671	$101,014
__________
(1)Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2)Net investment income includes approximately $25.5 million and $14.5 million of interest income earned on cash (approximately $20.2 million and $11.5 million after tax) for the years ended December 31, 2024 and 2023, respectively. Average annual yield on investments does not include interest income earned on cash.
(3)Net investment income before and after income taxes increased primarily due to higher average yield combined with higher average invested assets and cash. Average annual yield on investments before and after income taxes increased primarily due to the maturity and replacement of lower yielding investments purchased when market interest rates were lower with higher yielding investments.

The following tables present the components of net realized investment gains (losses) included in net income:

	Year Ended December 31, 2024
	Gains (Losses) Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturity securities (1)(2)	$(2,745)	$6,566	$3,821
Equity securities (1)(3)	63,070	8,352	71,422
Short-term investments (1)	(714)	909	195
Notes receivable (1)	—	(162)	(162)
Options sold	12,781	614	13,395
Total	$72,392	$16,279	$88,671

	Year Ended December 31, 2023
	Gains (Losses) Recognized in Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturity securities (1)(2)	$(1,463)	$62,833	$61,370
Equity securities (1)(3)	(14,265)	45,046	30,781
Short-term investments (1)	(4)	107	103
Note receivable (1)	—	174	174
Options sold	8,955	(369)	8,586
Total	$(6,777)	$107,791	$101,014
__________
(1)The changes in fair value of the investment portfolio and notes receivable resulted from the application of the fair value option.
(2)The increases in fair value of fixed maturity securities in 2024 and 2023 were primarily due to decreases in certain market interest rates associated with the Company's fixed maturity securities.
(3)The increases in fair value of equity securities in 2024 and 2023 were primarily due to the overall improvement in equity markets associated with the Company's equity securities.

Net Income

	Year Ended December 31,
	2024	2023
	(Amounts in thousands, except per share data)
Net income	$467,953	$96,336
Basic average shares outstanding	55,373	55,371
Diluted average shares outstanding	55,377	55,371
Basic Per Share Data:
Net income	$8.45	$1.74
Net realized investment gains, net of tax	$1.27	$1.44
Diluted Per Share Data:
Net income	$8.45	$1.74
Net realized investment gains, net of tax	$1.26	$1.44

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-K for the year ended December 31, 2023 for a discussion of changes in its results of operations from the year ended December 31, 2022 to the year ended December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES
A. General
The Company is largely dependent upon dividends received from its insurance subsidiaries in the current and prior years to pay debt service costs and to make distributions to its shareholders. Under current insurance law, the Insurance Companies are entitled to pay ordinary dividends of approximately $252 million in 2025 to Mercury General. As of December 31, 2024, Mercury General had approximately $49 million in investments and cash that could be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets, and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General, and the purchase of investments.

B. Cash Flows

The Company has generated positive cash flow from operations since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $1,004.1 million at December 31, 2024 as well as $50 million of undrawn credit in its unsecured credit facility, the Company believes its cash flow from operations is adequate to satisfy its liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the year ended December 31, 2024 was $1,037.1 million, an increase of $584.1 million compared to the year ended December 31, 2023. The increase was primarily due to an increase in premium collections and an increase in investment income received, partially offset by increases in payments for taxes and policy acquisition costs. The Company utilized the cash provided by operating activities during the year ended December 31, 2024 primarily for the net purchases of investment securities and payment of dividends to its shareholders. The average annual net cash provided by operating activities for the past 10 years was approximately $468 million, and cash generated from operations was sufficient to meet the liquidity requirements over this period.

The following table presents the estimated fair value of fixed maturity securities at December 31, 2024 by contractual maturity in the next five years.

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$221,776
Due after one year through two years	355,962
Due after two years through three years	327,227
Due after three years through four years	194,976
Due after four years through five years	266,394
$1,366,335

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

The following table presents the composition of the total investment portfolio of the Company at December 31, 2024:

	Cost(1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$94,102	$93,837
Municipal securities	3,018,428	2,987,054
Mortgage-backed securities	271,444	259,421
Corporate securities	863,323	841,715
Collateralized loan obligations	623,817	626,255
Other asset-backed securities	111,344	105,096
	4,982,458	4,913,378
Equity securities:
Common stock	634,821	741,369
Non-redeemable preferred stock	52,206	42,603
Private equity funds measured at net asset value (2)	108,041	95,203
	795,068	879,175
Short-term investments	283,792	283,817
Total investments	$6,061,318	$6,076,370
 __________
(1)Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.
(2)The fair value is measured using the net asset value practical expedient. See Note 4. Fair Value Measurements, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information.

At December 31, 2024, 36.4% of the Company’s total investment portfolio at fair value and 45.0% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At December 31, 2024, 99.4% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.
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
The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	December 31, 2024	December 31, 2023
	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	11.7	11.4
including short-term investments	11.1	11.0
Call-adjusted average maturities:
excluding short-term investments	4.2	3.8
including short-term investments	4.0	3.6
Modified duration reflecting anticipated early calls:
excluding short-term investments	3.6	3.1
including short-term investments	3.4	3.0
Short-Term Investments	—	—

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value at December 31, 2024, consistent with the average rating at December 31, 2023. The Company’s municipal bond holdings, of which 74.0% were tax exempt, represented 60.8% of its fixed maturity portfolio at December 31, 2024, at fair value, and were broadly diversified geographically.

To calculate the weighted-average credit quality ratings as disclosed throughout this Annual Report on Form 10-K, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each security’s average of ratings assigned by nationally recognized securities rating organizations.

Taxable holdings consist principally of investment grade issues. At December 31, 2024, fixed maturity holdings rated below investment grade and non-rated bonds totaled $6.2 million and $62.3 million, respectively, at fair value, and represented 0.1% and 1.3%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2023, fixed maturity holdings rated below investment grade and non-rated bonds totaled $6.4 million and $15.1 million, respectively, at fair value, and represented 0.1% and 0.3%, respectively, of total fixed maturity securities.

During 2024, approximately 90.3% of the Company's fixed maturity securities at fair value experienced no changes in their overall credit ratings, and approximately 7.2% and 2.5% experienced upgrades and downgrades, respectively.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	December 31, 2024
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other (1)	Total Fair Value(1)
	(Dollars in thousands)
U.S. government bonds and agencies:
Agencies	$998	$16,966	$—	$—	$—	$17,964
Treasuries	16,095	59,778	—	—	—	75,873
Total	17,093	76,744	—	—	—	93,837
	18.2%	81.8%	—%	—%	—%	100.0%
Municipal securities:
Insured	18,703	285,672	155,740	31,522	1,067	492,704
Uninsured	85,185	969,752	1,289,810	142,920	6,683	2,494,350
Total	103,888	1,255,424	1,445,550	174,442	7,750	2,987,054
	3.5%	42.0%	48.4%	5.8%	0.3%	100.0%
Mortgage-backed securities:
Commercial	15,696	—	316	—	—	16,012
Agencies	244	73,322	—	—	—	73,566
Non-agencies:
Prime	47,263	109,654	4,928	—	6,963	168,808
Alt-A	—	407	101	—	527	1,035
Total	63,203	183,383	5,345	—	7,490	259,421
	24.4%	70.6%	2.1%	—%	2.9%	100.0%
Corporate securities:
Basic Materials	—	—	—	4,408	—	4,408
Communications	—	—	—	6,168	—	6,168
Consumer, cyclical	—	1,955	33,787	32,178	—	67,920
Consumer, non-cyclical	—	3,510	70,179	13,149	—	86,838
Energy	—	6,576	11,595	48,503	—	66,674
Financial	—	28,672	296,245	58,724	4,920	388,561
Industrial	—	62,102	98,234	32,844	—	193,180
Technology	—	—	1,685	757	—	2,442
Utilities	—	—	8,873	16,651	—	25,524
Total	—	102,815	520,598	213,382	4,920	841,715
	—%	12.2%	61.8%	25.4%	0.6%	100.0%
Collateralized loan obligations:
Corporate	145,889	209,137	222,861	—	48,368	626,255
Total	145,889	209,137	222,861	—	48,368	626,255
	23.3%	33.4%	35.6%	—%	7.7%	100.0%

Other asset-backed securities	2,001	2,359	61,861	38,875	—	105,096
	1.9%	2.2%	58.9%	37.0%	—%	100.0%
Total	$332,074	$1,829,862	$2,256,215	$426,699	$68,528	$4,913,378
	6.8%	37.2%	45.9%	8.7%	1.4%	100.0%
__________
(1)Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds
The Company had $93.8 million and $174.5 million, or 1.9% and 4.0% of its fixed maturity portfolio, at fair value, in U.S. government bonds at December 31, 2024 and 2023, respectively. Moody's and Fitch ratings for U.S. government-issued debt were Aaa and AA+, respectively, at December 31, 2024 and 2023. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 1.3 years and 0.9 years at December 31, 2024 and 2023, respectively.
Municipal Securities
The Company had $2.99 billion and $2.78 billion, or 60.8% and 64.3% of its fixed maturity securities portfolio, at fair value, in municipal securities at December 31, 2024 and 2023, respectively, of which $492.7 million and $431.2 million, respectively, were insured by bond insurers. The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute bond ratings and the underlying credit ratings as of December 31, 2024 and 2023.

At December 31, 2024 and 2023, respectively, 72.7% and 70.3% of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement in addition to the ratings reflected by the financial strength of the underlying issuers. At December 31, 2024 and 2023, the average rating of the Company’s insured municipal securities was A+, which corresponded to the average rating of the investment grade bond insurers. The remaining 27.3% and 29.7% of insured municipal securities at December 31, 2024 and 2023, respectively, were insured by non-rated or below investment grade bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 3.6 years and 3.0 years at December 31, 2024 and 2023, respectively.

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
Mortgage-Backed Securities
At December 31, 2024 and 2023, respectively, the mortgage-backed securities portfolio of $259.4 million and $186.9 million, or 5.3% and 4.3% of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to "prime" residential and commercial real estate borrowers. The Company had holdings of $16.0 million and $33.0 million, at fair value, in commercial mortgage-backed securities at December 31, 2024 and 2023, respectively.

The weighted-average rating of the entire mortgage backed securities portfolio was AA+ at December 31, 2024 and 2023. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 4.9 years and 8.7 years at December 31, 2024 and 2023, respectively.
Corporate Securities
At December 31, 2024 and 2023, respectively, the company had corporate securities of $841.7 million and $599.6 million, or 17.1% and 13.9% of its fixed maturity securities portfolio, at fair value. The weighted-average rating was A and A- at December 31, 2024 and 2023, respectively. The modified duration reflecting anticipated early calls was 3.0 years and 2.4 years at December 31, 2024 and 2023, respectively.
Collateralized Loan Obligations
At December 31, 2024 and 2023, respectively, the Company had collateralized loan obligations of $626.3 million and $484.9 million, or 12.7% and 11.2% of its fixed maturity securities portfolio, at fair value. The weighted-average rating was AA- at December 31, 2024 and 2023. The modified duration reflecting anticipated early calls was 4.9 years and 3.5 years at December 31, 2024 and 2023, respectively.

Other Asset-Backed Securities

The Company had other asset-backed securities of $105.1 million and $96.2 million, which represented 2.1% and 2.2% of its fixed maturity securities portfolio, at fair value, at December 31, 2024 and 2023, respectively. The weighted-average rating was A- at December 31, 2024 and 2023. The modified duration reflecting anticipated early calls was 1.4 years and 2.2 years at December 31, 2024 and 2023, respectively.
Equity Securities
Equity holdings of $879.2 million and $730.7 million, at fair value, as of December 31, 2024 and 2023, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The net gains due to changes in fair value of the Company’s equity portfolio were $8.4 million and $45.0 million in 2024 and 2023, respectively. The primary cause for the increases in fair value of the Company's equity securities in 2024 and 2023 was the overall improvement in equity markets.
The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At December 31, 2024, 14.5% of the total investment portfolio, at fair value, was held in equity securities, compared to 14.0% at December 31, 2023.

The following table presents the equity security portfolio by industry sector at December 31, 2024 and 2023:

	December 31,
	2024		2023
	Cost	Fair Value	Cost	Fair Value
		(Amounts in thousands)
Equity securities:
Basic materials	$37,257	$28,814	$20,521	$20,274
Communications	39,463	43,801	19,667	20,045
Consumer, cyclical	36,810	41,510	35,118	42,889
Consumer, non-cyclical	62,377	71,520	57,277	67,806
Energy	114,379	120,619	83,758	95,427
Financial	100,075	97,470	106,078	104,008
Funds	133,934	128,541	116,006	110,656
Industrial	49,442	75,748	53,794	73,443
Technology	103,828	147,102	59,133	87,310
Utilities	117,503	124,050	103,587	108,835
	$795,068	$879,175	$654,939	$730,693

D. Debt
The Company's debt consists of the following:

				December 31,
	Lender	Interest Rate	Expiration	2024	2023
				(Amounts in thousands)

Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, BMO Bank, and U.S. Bank	Term SOFR plus 112.5-150.0 basis points	November 18, 2027	200,000	200,000
Total principal amount				575,000	575,000
Less unamortized discount and debt issuance costs(3)				872	1,271
Total				$574,128	$573,729
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
(2)    On March 31, 2021, the Company entered into an unsecured $75 million five-year revolving credit facility. On November 18, 2022, the Company entered into the First Amendment to this credit facility. The First Amendment extended the maturity date of the loan to November 16, 2026 from March 31, 2026 with possible further extension if certain conditions are met, increased the aggregate commitments by all the lenders to $200 million from $75 million, and replaced the LIBOR with the term SOFR. On November 30, 2023, the Company entered into the Second Amendment to this credit facility, which further increased the aggregate commitments by all the lenders to $250 million from $200 million. On November 22, 2024, the Company entered into the Third Amendment to this credit facility, which extended and fixed the maturity date of the loan to November 18, 2027. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from Term SOFR plus 112.5 basis points when the ratio is under 20% to Term SOFR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 22.8% at December 31, 2024, resulting in a 15.0 basis point commitment fee on any undrawn portion of the credit facility. As of February 11, 2025, a total of $200 million was drawn under this facility on a three-month revolving basis at an annual interest rate of approximately 5.79%, with $50 million available to be drawn. The Company contributed $150 million of the total amount drawn to the surplus of its consolidated insurance subsidiaries, and used the remainder for general corporate purposes.
(3)    The unamortized discount and debt issuance costs are associated with the publicly traded $375 million senior unsecured notes. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized debt issuance cost of approximately $0.6 million associated with the $250 million unsecured revolving credit facility maturing on November 18, 2027 is included in other assets in the Company's consolidated balance sheets and amortized to interest expense over the term of the credit facility.

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and RBC ratio under the unsecured credit facility at December 31, 2024.

For a further discussion, see Note 8. Notes Payable, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."
E. Uses of Capital
Dividends

Cash returned to shareholders through dividends in 2024, 2023 and 2022 totaled approximately $70.3 million, $70.3 million and $105.5 million, respectively. On February 7, 2025, the Board of Directors declared a $0.3175 quarterly dividend per share payable on March 27, 2025 to shareholders of record on March 13, 2025, with an expected payout of approximately $18 million. The Company currently expects quarterly dividends to continue in future periods, although the declaration and amount of any future cash dividends are at the discretion and subject to the approval of its Board of Directors. The decisions of the Company's Board of Directors regarding the amount and payment of dividends will depend on many factors, such as its financial condition, results of operations, capital requirements, business conditions, debt service obligations, industry practice, legal requirements, regulatory constraints, and other factors that its Board of Directors may deem relevant. The Company expects to fund its future dividend payments primarily with a combination of cash expected to be generated from future operations and cash and short-term investments on hand.

For a further discussion, see Note 13. Dividends, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."
Capital Expenditures

The Company's capital expenditures were approximately $46.1 million, $36.8 million and $35.5 million for 2024, 2023 and 2022, respectively, and they were primarily related to improving the Company's information technology infrastructure and corporate facilities. The Company expects the capital spending for 2025, primarily for continued investments in its technology assets, to be somewhat larger than that for 2024. The Company expects to fund its 2025 capital expenditures primarily with a combination of cash expected to be generated from future operations and cash and short-term investments on hand.
Contractual Obligations

The Company’s material cash requirements include the following contractual obligations at December 31, 2024:

Contractual Obligations		Payments Due By Period
	Total	2025	2026	2027	2028	2029	Thereafter
			(Amounts in thousands)
Debt (including interest)(1)	$649,736	$28,080	$28,080	$593,576	$—	$—	$—
Lease obligations(2)	21,543	8,628	6,129	3,842	2,223	514	207
Loss and loss adjustment expense reserves(3)	3,152,031	1,798,324	627,685	284,109	182,949	97,578	161,386
Total contractual obligations	$3,823,310	$1,835,032	$661,894	$881,527	$185,172	$98,092	$161,593
__________
(1)The Company’s debt contains various terms, conditions and covenants which, if violated by the Company, would result in a default and could result in the acceleration of the Company’s payment obligations. Amounts differ from the balances presented on the consolidated balance sheets as of December 31, 2024 because the debt amounts above include interest and exclude the discount and issuance costs of the debt.
(2)The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, office equipment, and electronic data processing equipment that expire at various dates through the year 2030. Lease obligations include $4.0 million in lease commitments that have not yet commenced as of December 31, 2024. See Note 7. Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information on lease obligations.
(3)Loss and loss adjustment expense reserves represents an estimate of amounts necessary to settle all outstanding claims, including IBNR as of December 31, 2024. The Company has estimated the timing of these payments based on its historical experience and expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above. The ultimate cost of losses may vary materially from recorded amounts which are the Company’s best estimates. For more detailed information on the Company's historical loss experience and payment patterns, see "Overview—C. Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as Note 12. Loss and Loss Adjustment Expense Reserves, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

The Company expects to meet these contractual obligations primarily with a combination of cash expected to be generated from future operations and cash and short-term investments on hand, except for the payment of the principal of the debt, which is expected to be made with a future borrowing.
F. Regulatory Capital Requirements
The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2024, 2023 and 2022, each of the Insurance Companies exceeded the minimum required RBC level, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios were less than 350% of the authorized control level RBC as of December 31, 2024, none less than 350% as of December 31, 2023, and none less than 330% as of December 31, 2022. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $2.03 billion at December 31, 2024 and net premiums written in 2024 of $5.4 billion, the ratio of premiums written to surplus was 2.65 to 1.

Insurance companies are required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its most recent ORSA Summary Report with the California DOI in November 2024. Compliance with the ORSA requirements did not have a material impact on the Company's consolidated financial statements.

The DOI in each state in which the Company operates is responsible for conducting periodic financial and market conduct examinations of the Insurance Companies in their states. Market conduct examinations typically review compliance with insurance statutes and regulations with respect to rating, underwriting, claims handling, billing, and other practices.

The following table presents a summary of recent examinations:

State	Exam Type	Period Under Review	Status
TX	Market Conduct	2022	Field work is complete. Awaiting the preliminary examination report.

During the course of and at the conclusion of the examinations, the examining DOI generally reports findings to the Company. No material findings have been communicated to the Company on the Texas market conduct examination noted above.

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

Credit Risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of December 31, 2024, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2023.
The following table presents municipal securities by state in descending order of holdings at fair value at December 31, 2024:

States	Fair Value	Average Rating
	(Amounts in thousands)
Florida	$345,934	A
California	258,847	AA-
Texas	210,911	AA-
New York	189,504	AA
Illinois	142,821	A+
Other states	1,839,037	A+
Total	$2,987,054

At December 31, 2024, the municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Florida and California. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 55.0% of the Company’s fixed maturity portfolio at December 31, 2024. 3.5% of the Company’s taxable fixed maturity securities were comprised of U.S. government bonds, which were rated AAA at December 31, 2024. 0.2% of the Company’s taxable fixed maturity securities, representing 0.1% of its total fixed maturity portfolio, were rated below investment grade at December 31, 2024. Below investment grade issues are considered "watch list" items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At December 31, 2024, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $741.4 million in common stocks, $42.6 million in non-redeemable preferred stocks, and $95.2 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 12.2% of total investments at fair value at December 31, 2024. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured as the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at December 31, 2024 and 2023:

	December 31,
	2024	2023
	(Amounts in thousands, except Average Beta)
Average Beta	0.90	0.87
Hypothetical reduction of 25% in the overall value of the stock market	$166,252	$129,742
Hypothetical reduction of 50% in the overall value of the stock market	$332,504	$259,483

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
The fixed maturity portfolio at December 31, 2024, which represented 80.9% of total investments at December 31, 2024, at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 3.4 years at December 31, 2024.
If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at December 31, 2024 would decrease by $178.9 million and $357.9 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company’s fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Mercury General Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules I, II, and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 11, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Loss and loss adjustment expense reserves
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company estimates loss and loss adjustment expense reserves (loss reserves) to cover incurred losses and loss adjustment expenses. Specifically, loss reserves are established based on the Company’s assessment of claims pending and the development of prior years’ loss liabilities. As of December 31, 2024, the loss and loss adjustment expense reserves balance was $3.15 billion, which included catastrophe losses.

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
February 11, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Mercury General Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited the Mercury General Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules I, II, and IV (collectively, the consolidated financial statements), and our report dated February 11, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/    KPMG LLP
Los Angeles, California
February 11, 2025

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2024	2023
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $4,982,459; $4,394,983)	$4,913,378	$4,319,336
Equity securities (cost $795,068; $654,939)	879,175	730,693
Short-term investments (cost $283,792; $179,375)	283,817	178,491
Total investments	6,076,370	5,228,520
Cash	720,257	550,903
Receivables:
Premiums	697,176	607,025
Allowance for credit losses on premiums receivable	(6,400)	(5,300)
Premiums receivable, net of allowance for credit losses	690,776	601,725
Accrued investment income	67,630	59,128
Other	62,118	25,603
Total receivables	820,524	686,456
Reinsurance recoverables (net of allowance for credit losses $0; $12)	28,613	31,947
Deferred policy acquisition costs	335,332	293,844
Fixed assets, net	138,177	151,183
Operating lease right-of-use assets	13,407	14,406
Current income taxes	—	4,081
Deferred income taxes	45,854	33,013
Goodwill	42,796	42,796
Other intangible assets, net	7,682	8,333
Other assets	81,620	57,915
Total assets	$8,310,632	$7,103,397
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$3,152,031	$2,785,702
Unearned premiums	2,039,830	1,735,660
Notes payable	574,128	573,729
Accounts payable and accrued expenses	242,118	175,219
Operating lease liabilities	13,580	14,231
Current income taxes	20,752	—
Other liabilities	321,669	270,711
Total liabilities	6,364,108	5,555,252
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000 shares; issued and outstanding 55,389; 55,371	99,699	98,947
Retained earnings	1,846,825	1,449,198
Total shareholders’ equity	1,946,524	1,548,145
Total liabilities and shareholders’ equity	$8,310,632	$7,103,397

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Net premiums earned	$5,075,456	$4,274,378	$3,952,482
Net investment income	279,989	234,630	168,356
Net realized investment gains (losses)	88,671	101,014	(488,080)
Other	31,517	19,609	10,308
Total revenues	5,475,633	4,629,631	3,643,066
Expenses:
Losses and loss adjustment expenses	3,684,511	3,517,853	3,362,219
Policy acquisition costs	858,261	708,525	654,612
Other operating expenses	327,157	279,656	279,718
Interest	30,824	24,169	17,232
Total expenses	4,900,753	4,530,203	4,313,781
Income (loss) before income taxes	574,880	99,428	(670,715)
Income tax expense (benefit)	106,927	3,092	(158,043)
Net income (loss)	$467,953	$96,336	$(512,672)
Net income (loss) per share:
Basic	$8.45	$1.74	$(9.26)
Diluted	$8.45	$1.74	$(9.26)

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Common stock, beginning of year	$98,947	$98,947	$98,943
Proceeds from stock options exercised	752	—	—
Share-based compensation expense	—	—	15
Withholding tax on stock options exercised	—	—	(11)
Common stock, end of year	99,699	98,947	98,947
Retained earnings, beginning of year	1,449,198	1,423,184	2,041,338
Net income (loss)	467,953	96,336	(512,672)
Dividends paid to shareholders	(70,326)	(70,322)	(105,482)
Retained earnings, end of year	1,846,825	1,449,198	1,423,184
Total shareholders’ equity, end of year	$1,946,524	$1,548,145	$1,522,131

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$467,953	$96,336	$(512,672)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,433	72,240	82,390
Net realized investment (gains) losses	(88,671)	(101,014)	488,080
Net (gains) losses on sales of fixed assets	(20,111)	(5,879)	86
Loss on property held for sale	6,420	—	841
(Increase) decrease in premiums receivable	(89,051)	(35,615)	49,630
Decrease (increase) in reinsurance recoverables	3,334	(6,052)	19,105
Changes in current and deferred income taxes	11,992	60,945	(131,500)
Increase in deferred policy acquisition costs	(41,488)	(27,369)	(8,216)
Increase in loss and loss adjustment expense reserves	366,329	200,792	358,480
Increase in unearned premiums	304,170	190,021	25,840
Increase (decrease) in accounts payable and accrued expenses	67,139	23,162	(15,844)
Other, net	(24,332)	(14,563)	(3,631)
Net cash provided by operating activities	1,037,117	453,004	352,589
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(1,720,986)	(784,752)	(1,794,817)
Sales	171,432	276,805	856,291
Calls or maturities	940,858	294,309	480,023
Equity securities available for sale in nature:
Purchases	(1,663,525)	(1,356,493)	(1,042,913)
Sales	1,550,229	1,356,132	1,154,523
Calls	7,185	—	—
Changes in securities payable and receivable	32,327	(36,435)	22,124
(Increase) decrease in short-term investments	(92,156)	(48,446)	38,141
Purchases of fixed assets	(46,138)	(36,810)	(35,508)
Sales of fixed assets	12,707	29,860	3
Other, net	11,411	10,377	5,749
Net cash used in investing activities	(796,656)	(295,453)	(316,384)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(70,326)	(70,322)	(105,482)
Proceeds from stock options exercised	752	—	—
Payments on finance lease obligations	(1,533)	(1,102)	(1,504)
Proceeds from bank loan	—	175,000	25,000
Net cash (used in) provided by financing activities	(71,107)	103,576	(81,986)
Net increase (decrease) in cash	169,354	261,127	(45,781)
Cash:
Beginning of year	550,903	289,776	335,557
End of year	$720,257	$550,903	$289,776
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$30,077	$23,000	$16,665
Income taxes paid (refunded), net	$94,935	$(57,853)	$(26,542)

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
General
Mercury General Corporation ("Mercury General") and its subsidiaries (referred to herein collectively as the "Company") are primarily engaged in writing personal automobile insurance through 12 Insurance Companies in 11 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical protection, fire, and umbrella insurance. The private passenger automobile line of insurance business accounted for more than 61% of the Company’s direct premiums written in 2024, 2023, and 2022, and approximately 84%, 82%, and 82% of the private passenger automobile premiums were written in California in 2024, 2023, and 2022, respectively. Premiums written represents the premiums charged on policies issued during a fiscal period, which is a statutory measure designed to determine production levels.
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries:

Insurance Companies

Mercury Casualty Company ("MCC")	American Mercury Insurance Company
Mercury Insurance Company ("MIC")	American Mercury Lloyds Insurance Company(1)
California Automobile Insurance Company ("CAIC")	Mercury County Mutual Insurance Company(2)
California General Underwriters Insurance Company, Inc.	Mercury Indemnity Company of America
Mercury Insurance Company of Illinois	Orion Indemnity Company
Mercury Insurance Company of Georgia	Mercury Indemnity Company of Georgia

Non-Insurance Companies

Mercury Select Management Company, Inc.	AIS Management LLC
Mercury Insurance Services LLC	Auto Insurance Specialists LLC
Animas Funding LLC(3)	PoliSeek AIS Insurance Solutions, Inc.
Fannette Funding LLC(3)	Mercury Plus Insurance Services LLC
Upper Animas Holdings LLC(3)	Mercury Information Technology Services LLC(4)
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

The Company did not have other comprehensive income (loss) in 2024, 2023 and 2022.
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
Investments and Other Financial Instruments

Financial instruments recorded in the consolidated balance sheets include investments, notes receivable, other receivables, accounts payable, options sold, and notes payable. The Company’s investments include securities issued by the U.S. government and its agencies, securities issued by states and municipal governments and agencies, certain corporate and other debt securities, equity securities, and exchange traded funds.

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

 The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of other receivables and accounts payable approximate their fair values. 98.4% of the fair value of its investments at December 31, 2024 is based on observable market prices, observable pricing parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at December 31, 2024 and 2023. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary of such VIEs. The Company's maximum exposure to loss with respect to these VIEs is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At December 31, 2024 and 2023, the Company had approximately $5 million and $8 million, respectively, in unfunded commitments to these VIEs.

Securities on Deposit
As required by statute, the Company’s insurance subsidiaries have securities deposited with the departments of insurance or similar governmental agencies in the states in which they are licensed to operate ("DOI") with fair values totaling approximately $15 million at December 31, 2024 and 2023.
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

The table below presents a summary of deferred policy acquisition cost amortization and net advertising expense:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in millions)
Deferred policy acquisition cost amortization	$858.3	$708.5	$654.6
Net advertising expense	20.8	8.9	11.8
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

The Company periodically assesses long-lived assets or asset groups including building and equipment, for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. There were no impairment charges during 2024, 2023, and 2022.
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

The Company evaluates goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed their implied fair values. The Company qualitatively determines whether, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the qualitative assessments including future earnings, long-term strategies, and the Company’s annual planning and forecasting process. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the qualitative assessments could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. In addition, the Company evaluates other intangible assets using methods similar to those used for goodwill described above. As of December 31, 2024 and 2023, goodwill and other intangible impairment assessments indicated that there was no impairment.
Premium Revenue Recognition
Premium revenue is recognized on a pro-rata basis over the terms of the policies in proportion to the amount of insurance protection provided. Premium revenue includes installment and other fees for services which are recognized in the periods in which the services are rendered. Unearned premiums represent the portion of the written premium related to the unexpired policy term. Unearned premiums are predominantly computed monthly on a pro-rata basis and are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other assets. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs and maintenance costs, partially offset by investment income, to related unearned premiums. To the extent that any of the Company’s lines of insurance business become unprofitable, a premium deficiency reserve may be required. Net premiums written, a statutory measure designed to determine production levels, was $5.38 billion, $4.46 billion, and $3.98 billion in 2024, 2023, and 2022, respectively.
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

The Company analyzes catastrophe losses separately from non-catastrophe losses. The Company classifies certain losses as catastrophe losses based on catastrophe events designated by Property Claim Services, a unit of Insurance Services Office, Inc. For catastrophe losses, the Company generally determines claim counts based on claims reported and development expectations from previous catastrophes and applies an average expected loss per claim based on loss reserves established by adjusters and average losses on previous similar catastrophes.

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

The Company’s deferred income taxes usually include a combination of ordinary and capital deferred tax benefits and expenses. At December 31, 2024, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by unearned premiums and loss reserve discounting. These deferred tax assets were substantially offset by deferred tax liabilities resulting from deferred policy acquisition costs. In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment.

Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. The Company also has various deferred tax liabilities that represent sources of future ordinary taxable income. Management’s recoverability assessment with regard to its capital deferred tax assets is based on estimates of anticipated capital gains, tax-planning strategies available to generate future taxable capital gains, and the Company's capacity to absorb capital losses carried back to prior years, each of which would contribute to the realization of deferred tax benefits. The Company has significant unrealized gains in its investment portfolio that could be realized through asset dispositions, at management’s discretion. In addition, the Company expects to hold certain debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a portion of the unrealized loss positions at December 31, 2024, are fully realizable at maturity. Management believes its long-term time horizon for holding these securities allows it to avoid any forced sales prior to maturity. Further, the Company has the capability to generate additional realized capital gains by entering into sale-leaseback transactions using one or more of its appreciated real estate holdings. The realized gains on the real estate holdings could be used to realize both ordinary and capital deferred tax assets. The Company also has the capacity to recoup capital deferred tax assets through tax capital loss carryback claims for taxes paid within permitted carryback periods.
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

The effect of reinsurance on property and casualty premiums written and earned was as follows:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Premiums Written
Direct	$5,474,292	$4,531,942	$4,018,057
Ceded	(138,015)	(109,644)	(81,256)
Assumed	15,489	15,353	10,743
Net	$5,351,766	$4,437,651	$3,947,544
Premiums Earned
Direct	$5,167,342	$4,339,333	$3,993,771
Ceded	(136,698)	(109,445)	(80,950)
Assumed	15,455	15,481	10,821
Net	$5,046,099	$4,245,369	$3,923,642

The Company recognized ceded premiums earned of approximately $137 million, $109 million, and $81 million in 2024, 2023, and 2022, respectively, which are included in net premiums earned in its consolidated statements of operations, and ceded losses and loss adjustment expenses of approximately $(3) million, $10 million, and $(13) million in 2024, 2023, and 2022, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The negative ceded losses and loss adjustment expenses in 2024 and 2022 were primarily the result of favorable development on certain of prior years' catastrophe losses that had previously been ceded to the Company's reinsurers.

The Insurance Companies, as primary insurers, are required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.

Share-Based Compensation

Share-based compensation expenses for all stock options granted or modified are based on their estimated grant-date fair values. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is the option vesting term of four years. The fair value of stock option awards is estimated using the Black-Scholes option pricing model with the grant-date assumptions and weighted-average fair values. The Company's phantom stock unit awards are classified as liability awards. The fair value of phantom stock units and compensation expenses associated with such awards are determined based on the market price of the Company's common stock on each reporting date and certain vesting conditions. The Company accounts for forfeitures as they occur in determining the amount of share-based compensation expenses to be recognized in each period. See Note 16. Share-Based Compensation for additional disclosures.

Revenue from Contracts with Customers

The Company's revenue from contracts with customers that are in scope of Topic 606 represents the commission income that the Company's 100% owned insurance agencies, Auto Insurance Specialists LLC ("AIS") and PoliSeek AIS Insurance Solutions, Inc. ("Poliseek"), earned from third-party insurers. The Company's commission income from third-party insurers was approximately $25.2 million, $20.8 million and $18.2 million, with related expenses of approximately $13.4 million, $11.4 million and $11.0 million, for the years ended December 31, 2024, 2023 and 2022, respectively. Due to the immateriality of the Company's commission income and its related expenses to the overall consolidated financial statements, the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting in accordance with Topic 280, Segment Reporting (see Note 19. Segment Information).

AIS and PoliSeek are primarily engaged in the marketing and sales of insurance policies in private passenger automobile, commercial automobile and homeowners lines of business. Their revenues primarily consist of commission income received from property and casualty insurers. The primary performance obligation of AIS and Poliseek in return for the commission income from the insurers is to complete the sale of the policy and deliver the control of the policy to the insurer prior to the policy effective date. The total revenue from the sale of a policy is recognized when the sale is complete and the policy is effective as all the material aspects of the performance obligation are satisfied and the insurer is deemed to obtain control of the insurance policy at that time. The commission income is constrained such that the revenue is recognized only to the extent that the commission income received is not likely to be returned to the insurers due to policy cancellations. Any commission income not received when the sale is complete is recognized as commission income receivable, which is included in other receivables in the Company's consolidated balance sheets. Commission income receivable at December 31, 2024 and 2023 was approximately $1.7 million and $1.6 million, respectively.

A refund liability is recorded for the expected amount of the commission income that has to be returned to the insurers based on estimated policy cancellations. The refund liability is computed for the entire portfolio of contracts as a practical expedient, using the expected value method based on all relevant information, including historical data. The refund liability at December 31, 2024 and 2023 was approximately $1.1 million and $1.0 million, respectively, which was included in other liabilities in the Company's consolidated balance sheets.

As of December 31, 2024 and 2023, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

Capitalized Implementation Costs for Cloud Computing Arrangements

The majority of the Company's cloud computing arrangements relate to service contracts with third parties that host the Company's data and computing infrastructure that are used in providing services to and supporting transactions with its existing or potential policyholders and insurance agents. The balance of capitalized implementation costs for cloud computing arrangements, net of accumulated amortization, was $0 and $0.2 million at December 31, 2024 and 2023, respectively, which is included in other assets in the Company's consolidated balance sheets. The accumulated amortization was $5.7 million and $5.5 million at December 31, 2024 and 2023, respectively. The total amortization expense related to such capitalized implementation costs was $0.2 million, $0.9 million, $2.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, which is included in other operating expenses in the Company's consolidated statements of operations.

Allowance for Credit Losses

Financial Instruments - Credit Losses (Topic 326) uses the "expected loss" methodology for recognizing credit losses for financial assets that are not accounted for at fair value through net income. The Company's investment portfolio, excluding accrued investment income, was not affected by Topic 326 as it applies the fair value option to all of its investments. The estimated allowance amounts for credit losses at December 31, 2024 and December 31, 2023 primarily related to premiums receivable.

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

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Year Ended December 31,
	2024	2023	2022

	(Amounts in thousands)
Beginning balance	$5,300	$5,800	$6,000
Provision during the period for expected credit losses	3,752	2,819	4,213
Write-off amounts during the period	(3,559)	(3,879)	(5,027)
Recoveries during the period of amounts previously written off	907	560	614
Ending balance	$6,400	$5,300	$5,800

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

The following table presents a summary of changes in allowance for credit losses on reinsurance recoverables:

	Year Ended December 31,
	2024	2023	2022

	(Amounts in thousands)
Beginning balance	$12	$—	$—
Provision during the period for expected credit losses	(12)	12	—
Write-off amounts during the period	—	—	—
Recoveries during the period of amounts previously written off	—	—	—
Ending balance	$—	$12	$—

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

As a general policy, the Company writes off the accrued interest receivable balance when it receives a default notice or when the scheduled interest payment is not received, unless management determines that the default is temporary considering all of the relevant information. The Company believes that for the majority of its investment securities, writing off the uncollectible interest receivable balance within a year from the due date is considered timely. In all cases, the Company writes off the accrued interest receivable immediately if management determines that it is not reasonably expected that the payment will be received. The Company's accrued interest receivable balances are included in accrued investment income receivables in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off for the years ended December 31, 2024, 2023 and 2022.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)—Disaggregation of Income Statement Expenses." ASU 2024-03 is intended to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. Although the amendments in ASU 2024-03 do not change or remove current expense disclosure requirements, they affect where this information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. ASU 2024-03 will be effective for the Company for annual periods beginning January 1, 2027 and interim reporting periods beginning January 1, 2028. The Company is evaluating the presentational effect that ASU 2024-03 will have on its notes to consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for the Company for annual periods beginning January 1, 2025. The Company is evaluating the presentational effect that ASU 2023-09 will have on its consolidated financial statements and expects presentation changes to its note on income taxes.

2. Financial Instruments
Financial instruments recorded in the consolidated balance sheets include investments, other receivables, options sold, accounts payable, and notes payable. Due to their short-term maturity, the carrying values of other receivables and accounts payable approximate their fair values. All investments are carried at fair value in the consolidated balance sheets.

The following table presents the fair values of financial instruments:

	December 31,
	2024	2023
	(Amounts in thousands)
Assets
Investments	$6,076,370	$5,228,520
Notes receivable	31,231	9,974
Liabilities
Options sold	213	1,955
Notes payable	566,812	557,710
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

Notes Payable

The fair values of the Company’s publicly traded $375 million unsecured notes at December 31, 2024 and 2023 and its $200 million drawn under the unsecured credit facility at December 31, 2024 and 2023 were obtained from third party pricing services.

For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 4. Fair Value Measurements.

3. Investments

The following table presents gains (losses) due to changes in fair value of investments that are measured at fair value pursuant to application of the fair value option:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Fixed maturity securities	$6,566	$62,833	$(260,223)
Equity securities	8,352	45,046	(185,694)
Short-term investments	909	107	88
Total gains (losses)	$15,827	$107,986	$(445,829)

The following table presents gross gains (losses) realized on the sales of investments:

	Year Ended December 31,
	2024			2023			2022
	(Amounts in thousands)
	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net
Fixed maturity securities	$1,067	$(3,812)	$(2,745)	$1,783	$(3,246)	$(1,463)	$863	$(71,425)	$(70,562)
Equity securities	96,927	(33,857)	63,070	76,844	(91,109)	(14,265)	86,168	(61,252)	24,916
Short-term investments	13	(727)	(714)	—	(4)	(4)	8	(2,500)	(2,492)
Contractual Maturity
At December 31, 2024, fixed maturity holdings rated below investment grade and non-rated comprised 1.1% of total investments at fair value. Additionally, the Company owns securities that are credit enhanced by financial guarantors that are subject to uncertainty related to market perception of the guarantors’ ability to perform. Determining the estimated fair value of municipal bonds could become more difficult should markets for these securities become illiquid.
The following table presents the estimated fair values of the Company's fixed maturity securities at December 31, 2024 by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
(Amounts in thousands)
Fixed maturity securities:
Due in one year or less	$245,282
Due after one year through five years	1,121,053
Due after five years through ten years	994,491
Due after ten years	2,552,552
Total	$4,913,378

Investment Income
The following table presents a summary of net investment income:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Fixed maturity securities	$207,798	$173,167	$127,336
Equity securities	43,107	44,223	43,495
Cash and Short-term investments	37,712	23,741	3,495
Total investment income	$288,617	$241,131	$174,326
Less: investment expense	(8,628)	(6,501)	(5,970)
Net investment income	$279,989	$234,630	$168,356

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities
The Company’s fair value measurements are based on the market approach, which utilizes market transaction data for the same or similar instruments. The Company obtained unadjusted fair values on 98.4% of its investment portfolio from an independent pricing service at December 31, 2024.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $16.0 million and $33.0 million in commercial mortgage-backed securities at December 31, 2024 and 2023, respectively.

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
Level 3 measurements—Fair values of financial assets are based on inputs that are both unobservable and significant to the overall fair value measurement, including any items in which the evaluated prices obtained elsewhere were deemed to be of a distressed trading level. At December 31, 2024 and 2023, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
Fair value measurement using NAV practical expedient - The fair values of the Company's investment in private equity funds measured at net asset value are determined using net asset value ("NAV") as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. At December 31, 2024, the Company had capital invested in four such funds: the strategy of three such funds with a combined fair value of approximately $90.7 million at December 31, 2024 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers, and equity interests in vehicles established to purchase and warehouse loans; and the strategy of the other such fund with a fair value of approximately $4.5 million at December 31, 2024 is to achieve long-term capital appreciation through privately-negotiated venture capital investments in seed- and early-stage portfolio companies with technology-enabled business models. The Company had approximately $5 million in unfunded commitments at December 31, 2024 with respect to the private equity funds measured at NAV. The underlying assets of the funds are expected to be liquidated over the period of approximately one year to eight years from December 31, 2024. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$75,874	$17,963	$—	$93,837
Municipal securities	—	2,987,054	—	2,987,054
Mortgage-backed securities	—	259,421	—	259,421
Corporate securities	—	841,715	—	841,715
Collateralized loan obligations	—	626,255	—	626,255
Other asset-backed securities	—	105,096	—	105,096
Total fixed maturity securities	75,874	4,837,504	—	4,913,378
Equity securities:
Common stock	741,369	—	—	741,369
Non-redeemable preferred stock	—	42,603	—	42,603
Private equity funds measured at net asset value (1)				95,203
Total equity securities	741,369	42,603	—	879,175
Short-term investments:
Short-term bonds	—	1,655	—	1,655
Money market instruments	282,141	—	—	282,141
Other	21	—	—	21
Total short-term investments	282,162	1,655	—	283,817
Other assets:
Notes receivable	—	31,231	—	31,231
Total assets at fair value	$1,099,405	$4,912,993	$—	$6,107,601
Liabilities
Other liabilities:
Options sold	213	—	—	213
Total liabilities at fair value	$213	$—	$—	$213

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$123,182	$51,268	$—	$174,450
Municipal securities	—	2,777,258	—	2,777,258
Mortgage-backed securities	—	186,887	—	186,887
Corporate securities	—	599,630	—	599,630
Collateralized debt obligations	—	484,947	—	484,947
Other asset-backed securities	—	96,164	—	96,164
Total fixed maturity securities	123,182	4,196,154	—	4,319,336
Equity securities:
Common stock	597,888	—	—	597,888
Non-redeemable preferred stock	—	51,563	—	51,563
Private equity funds measured at net asset value (1)				81,242
Total equity securities	597,888	51,563	—	730,693
Short-term investments:
Short-term bonds	12,015	1,838	—	13,853
Money market instruments	164,595	—	—	164,595
Other	43	—	—	43
Total short-term investments	176,653	1,838	—	178,491
Other assets:
Note receivable	$—	$9,974	$—	$9,974
Total assets at fair value	$897,723	$4,259,529	$—	$5,238,494
Liabilities
Other liabilities:
Options sold	1,955	—	—	1,955
Total liabilities at fair value	$1,955	$—	$—	$1,955
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy in 2024 and 2023.

At December 31, 2024 and 2023, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$374,128	$367,504	$—	$367,504	$—
Unsecured credit facility	200,000	199,308	—	199,308	—
Total	$574,128	$566,812	$—	$566,812	$—

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$373,729	$357,765	$—	$357,765	$—
Unsecured credit facility	200,000	199,945	—	199,945	—
Total	$573,729	$557,710	$—	$557,710	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at December 31, 2024 and 2023 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 8. Notes Payable for additional information on unsecured notes.
Unsecured Credit Facility
The fair value of the Company's $200 million drawn under the unsecured credit facility at December 31, 2024 and 2023 are based on the unadjusted quoted price for similar notes in active markets. See Note 8. Notes Payable for additional information on unsecured credit facility.

5. Fixed Assets
The following table presents the components of fixed assets:

	December 31,
	2024	2023
	(Amounts in thousands)
Land	$6,665	$9,713
Buildings and improvements	35,602	65,408
Furniture and equipment	29,291	31,073
Capitalized software	386,116	344,654
Leasehold improvements	1,957	2,892
	459,631	453,740
Less: accumulated depreciation and amortization	(321,454)	(302,557)
Fixed assets, net	$138,177	$151,183

Depreciation expense, including amortization of leasehold improvements, was $37.4 million, $33.8 million, and $34.3 million for 2024, 2023, and 2022, respectively.
An office building located in Oklahoma City, Oklahoma was classified as a property held for sale at April 30, 2024, and a loss of $1.0 million was recognized as a result of the held-for-sale classification. The Company completed the sale of this property in September 2024 for a total sale price of $3.6 million, and recognized an additional loss of $0.1 million at closing of the sale. Losses recognized at the held-for-sale classification and closing of the sale are included in other revenues in the Company's consolidated statements of operations for the year ended December 31, 2024.
The Company completed the sale of another office building located in Brea, California in September 2024 for a total sale price of $31.5 million, and recognized a gain of $20.3 million associated with the sale, which is included in other revenues in the Company's consolidated statements of operations for the year ended December 31, 2024. $21.4 million of the total sale price was received in the form of a promissory note. $9.3 million of the total sale price, after settlement of selling expenses and outstanding amounts due on the property, was received in cash. Only the cash received on the sale of the property is included in the Company's consolidated statements of cash flows for the year ended December 31, 2024. The note receivable is secured by the property sold and bears interest at an annual rate of 7.0%. The term of the note receivable is 4 years and interest is paid in quarterly installments.
An office building located in Folsom, California was classified as a property held for sale at June 30, 2024, and $10.0 million of the property held for sale is included in other assets in the Company's consolidated balance sheets at

December 31, 2024. A loss of $5.4 million recognized as a result of the held-for-sale classification is included in other revenues in the Company's consolidated statements of operations for the year ended December 31, 2024.
In addition, a parcel of land located in Rancho Cucamonga, California was classified as a property held for sale at June 30, 2024, and $1.7 million of the property held for sale is included in other assets in the Company's consolidated balance sheets at December 31, 2024.

6. Deferred Policy Acquisition Costs
Deferred policy acquisition costs were as follows:

	December 31,
	2024	2023	2022
	(Amounts in thousands)
Balance, beginning of year	$293,844	$266,475	$258,259
Policy acquisition costs deferred	899,749	735,894	662,828
Amortization	(858,261)	(708,525)	(654,612)
Balance, end of year	$335,332	$293,844	$266,475

7. Leases

The Company has operating leases for office space for insurance operations and administrative functions, automobiles for certain employees and general uses, and office equipment such as printers and computers. In addition, the Company has finance leases for electronic data processing ("EDP") equipment. As of December 31, 2024, the Company's leases had remaining terms ranging from less than one year to approximately six years. These leases may contain provisions for periodic adjustments to rates and charges applicable under such lease agreements. These rates and charges also may vary with the Company's level of use. Certain of these leases include one or more options to renew or early terminate, and the exercise of these options is at the Company's sole discretion. Certain leases also include options to purchase the leased property. The Company's lease agreements do not contain any residual value guarantees.

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

The components of lease cost along with its classification on the Company's consolidated statements of operations were as follows:

		Year Ended December 31,
Lease Cost	Classification	2024	2023	2022
		(Amounts in thousands)
Operating lease cost (1)	Other operating expenses	$9,834	$11,687	$14,747
Finance lease cost:
Amortization of assets	Other operating expenses	1,585	1,241	1,288
Interest on lease liabilities	Interest expense	126	40	54
Variable lease cost (1)	Other operating expenses	403	1,100	2,184
Sublease income (2)	Other revenue	(469)	(799)	(492)
Net lease cost		$11,479	$13,269	$17,781
__________
(1) Includes short-term leases, which are immaterial.
(2) The Company subleased certain leased office space to third parties in 2024, 2023 and 2022.

The components of lease assets and liabilities along with their classification on the Company's consolidated balance sheets were as follows:

		December 31,
Lease Assets and Liabilities	Classification	2024	2023
		(Amounts in thousands)
Operating lease assets	Operating lease right-of-use assets	$13,407	$14,406
Operating lease liabilities	Operating lease liabilities	13,580	14,231
Finance lease assets	Other assets	2,966	2,996
Finance lease liabilities	Other liabilities	2,521	2,841

Weighted-average lease term and discount rate were as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years):
Operating leases	2.9	2.6
Finance leases	2.4	2.5

Weighted-average discount rate:
Operating leases	5.68%	4.37%
Finance leases	2.54%	1.37%

Supplemental cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,485	$14,023	$15,815
Operating cash flows from finance leases	68	41	54
Financing cash flows from finance leases	1,533	1,102	1,504

ROU assets obtained in exchange for lease liabilities:
Operating leases	6,924	6,587	4,677
Finance leases	—	—	1,951

Maturities of lease liabilities as of December 31, 2024 were as follows:

Year	Operating Leases	Finance Leases
	(Amounts in thousands)
2025	$6,229	$1,413
2026	4,368	785
2027	2,485	381
2028	1,184	—
2029	514	—
2030 and thereafter	$207	$—
Total lease payments	$14,987	$2,579
Less: Imputed interest	1,407	58
Total lease obligations	$13,580	$2,521

As of December 31, 2024, the Company had additional lease commitments that have not yet commenced of approximately $4 million with each lease term of approximately one to four years. These leases will commence in 2025.

8. Notes Payable

The following table presents information about the Company's notes payable:

				December 31,
	Lender	Interest Rate	Expiration	2024	2023
				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, BMO Bank, and U.S. Bank	Term SOFR plus 112.5-150.0 basis points	November 18, 2027	200,000	200,000
Total principal amount				575,000	575,000
Less unamortized discount and debt issuance costs(3)				872	1,271
Total				$574,128	$573,729
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
(2)On March 31, 2021, the Company entered into an unsecured $75 million five-year revolving credit facility. On November 18, 2022, the Company entered into the First Amendment to this credit facility. The First Amendment extended the maturity date of the loan to November 16, 2026 from March 31, 2026 with possible further extension if certain conditions are met, increased the aggregate commitments by all the lenders to $200 million from $75 million, and replaced the LIBOR with the term SOFR. On November 30, 2023, the Company entered into the Second Amendment to this credit facility, which further increased the aggregate commitments by all the lenders to $250 million from $200 million. On November 22, 2024, the Company entered into the Third Amendment to this credit facility, which extended and fixed the maturity date of the loan to November 18, 2027. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from Term SOFR plus 112.5 basis points when the ratio is under 20% to Term SOFR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 22.8% at December 31, 2024, resulting in a 15.0 basis point commitment fee on any undrawn portion of the credit facility. As of February 11, 2025, a total of $200 million was drawn under this facility on a three-month revolving basis at an annual interest rate of approximately 5.79%, with $50 million available to be drawn. The Company contributed $150 million of the total amount drawn to the surplus of its consolidated insurance subsidiaries, and used the remainder for general corporate purposes.
(3)The unamortized discount and debt issuance costs are associated with the publicly traded $375 million senior unsecured notes. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized costs of approximately $0.6 million associated with entering into the $250 million unsecured revolving credit facility maturing on November 18, 2027 are included in other assets in the Company's consolidated balance sheets and amortized to interest expense over the term of the credit facility.

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ("RBC") ratio under the unsecured credit facility at December 31, 2024.

Debt maturities for each of the next five years and thereafter as of December 31, 2024 are as follows:

Maturity	Amounts
(in thousands)
2025	$—
2026	—
2027	575,000
2028	—
2029	—
Thereafter	—
Total	$575,000

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

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains in the consolidated statements of operations:

	Liability Derivatives
	December 31, 2024	December 31, 2023
	(Amounts in thousands)
Options sold - Other liabilities	$213	$1,955
Total derivatives	$213	$1,955

	Gains Recognized in Income
	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Options sold - Net realized investment gains (losses)	$13,395	$8,586	$5,887
Total	$13,395	$8,586	$5,887

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

10. Goodwill and Other Intangible Assets

Goodwill
There were no changes in the carrying amount of goodwill during 2024 and 2023. No accumulated goodwill impairment losses existed at December 31, 2024 and 2023. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during 2024 and 2023. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 19. Segment Information for additional information on the reportable business segment).

Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of December 31, 2024
Customer relationships	$55,107	$(53,958)	$1,149	10
Trade names	15,400	(10,267)	5,133	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total intangible assets, net	$76,207	$(68,525)	$7,682

As of December 31, 2023
Customer relationships	$54,862	$(53,704)	$1,158	11
Trade names	15,400	(9,625)	5,775	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total intangible assets, net	$75,962	$(67,629)	$8,333

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during 2024 and 2023.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $0.9 million, $0.9 million, and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. None of the intangible assets with definite useful lives are anticipated to have a residual value.

The following table presents the estimated future amortization expense related to other intangible assets as of December 31, 2024:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
2025	$856
2026	856
2027	856
2028	856
2029	811
Thereafter	2,047
Total	$6,282

11. Income Taxes

Income tax provision
The Company's income (loss) before provision for income taxes consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Domestic	$574,756	$99,428	$(670,715)
Foreign	124	—	—
Income (loss) before provision for income taxes	$574,880	$99,428	$(670,715)

The Company and its subsidiaries file a consolidated federal income tax return. The income tax expense (benefit) consisted of the following components:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Federal
Current	$119,900	$(3,840)	$(62,355)
Deferred	(14,617)	10,523	(93,562)
	$105,283	$6,683	$(155,917)
State
Current	$(138)	$(2,958)	$784
Deferred	1,776	(633)	(2,910)
	$1,638	$(3,591)	$(2,126)
Foreign
Current	$6	$—	$—
Deferred	—	—	—
	$6	$—	$—
Total
Current	$119,768	$(6,798)	$(61,571)
Deferred	(12,841)	9,890	(96,472)
Total	$106,927	$3,092	$(158,043)

In computing taxable income, property and casualty insurers reduce underwriting income by losses and loss adjustment expenses incurred. The amount of the deduction for losses incurred associated with unpaid losses is discounted at the interest rates and for the loss payment patterns prescribed by the U.S. Treasury.

The following table presents a reconciliation of the tax expense based on the statutory rate of 21% for 2024, 2023 and 2022 to the Company's actual tax expense in the consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Computed tax expense (benefit) at 21%	$120,725	$20,880	$(140,850)
Tax-exempt interest income	(13,114)	(13,640)	(11,864)
Dividends received deduction	(1,276)	(1,237)	(1,364)
State tax expense (benefit)	1,098	(3,539)	(1,597)
Nondeductible expenses	815	639	279
Other, net	(1,321)	(11)	(2,647)
Income tax expense (benefit)	$106,927	$3,092	$(158,043)

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

The following table presents the significant components of the Company’s net deferred tax assets and liabilities:

	December 31,
	2024	2023
	(Amounts in thousands)
Deferred tax assets:
20% of net unearned premiums	$88,940	$75,394
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	30,734	25,340
Expense accruals	19,821	11,262
Tax asset on net unrealized loss on securities carried at fair value	—	166
Other deferred tax assets	4,371	8,743
Total gross deferred tax assets	143,866	120,905

Deferred tax liabilities:
Deferred policy acquisition costs	(70,420)	(61,707)
Tax liability on net unrealized gain on securities carried at fair value	(3,253)	—
Tax depreciation in excess of book depreciation	(2,549)	(6,801)
Undistributed earnings of insurance subsidiaries	(2,731)	(1,511)
Tax amortization in excess of book amortization	(8,769)	(8,904)
Other deferred tax liabilities	(10,290)	(8,969)
Total gross deferred tax liabilities	(98,012)	(87,892)

Net deferred tax assets	$45,854	$33,013

The Company had federal net operating loss carryforwards of approximately $1.6 million and $19.7 million at December 31, 2024 and 2023, respectively. $1.6 million of the total federal net operating loss carryforward will begin to expire in 2029.

Uncertainty in Income Taxes
The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are "more-likely-than-not" sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements.

The total amount of unrecognized tax benefits related to tax uncertainties decreased by approximately $2.3 million during the 12 months ended December 31, 2024, primarily resulting from the payment of the assessed amount related to a California Franchise Tax Board audit for tax year 2011, which has now been resolved with no outstanding issues.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2021 through 2023 for federal taxes and 2020 through 2023 for state taxes.

The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits:

	December 31,
	2024	2023
	(Amounts in thousands)
Balance at January 1	$2,262	$4,380
Additions (reductions) based on tax positions related to:
Current year	—	—
Prior years	(2,262)	(2,118)
Balance at December 31	$—	$2,262

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of income taxes. The Company recognized an accrued net (benefit) expense related to interest and penalties of approximately $(2.1) million, $(1.2) million, and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company carried an accrued interest and penalty balance of approximately $0.4 million and $2.5 million at December 31, 2024 and 2023, respectively.

12. Loss and Loss Adjustment Expense Reserves
The following table presents the activity in loss and loss adjustment expense reserves:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Gross reserves at January 1	$2,785,702	$2,584,910	$2,226,430
Reinsurance recoverables on unpaid losses	(32,148)	(25,323)	(41,379)
Net reserves at January 1	2,753,554	2,559,587	2,185,051
Incurred losses and loss adjustment expenses related to:
Current year	3,659,724	3,553,801	3,314,938
Prior years	24,787	(35,948)	47,281
Total incurred losses and loss adjustment expenses	3,684,511	3,517,853	3,362,219
Loss and loss adjustment expense payments related to:
Current year	1,963,076	2,080,690	1,862,006
Prior years	1,351,603	1,243,196	1,125,677
Total payments	3,314,679	3,323,886	2,987,683
Net reserves at December 31	3,123,386	2,753,554	2,559,587
Reinsurance recoverables on unpaid losses	28,645	32,148	25,323
Gross reserves at December 31	$3,152,031	$2,785,702	$2,584,910

During 2022, inflationary trends accelerated to their highest level in decades, which had a significant impact on the cost of automobile parts and labor as well as medical expenses for bodily injuries, and supply chain and labor shortage issues lengthened the time to repair vehicles. Bodily injury costs were also under pressure from social inflation. The severe inflationary trend continued into 2023, but moderated as the year progressed. During 2024, the inflation remained moderated for automobile parts and labor but it was at an elevated level for bodily injury costs.

The increase in the provision for insured events of prior years in 2024 of approximately $24.8 million primarily resulted from adverse development of approximately $13 million in private passenger and commercial automobile insurance (see the corresponding development table below), favorable development of approximately $5 million in homeowners insurance (see the corresponding development table below), and adverse development of approximately $15 million in commercial property insurance (see the corresponding development table below). The remaining net adverse development of approximately $2 million relates to other smaller lines of insurance business as well as unallocated loss adjustment expenses.

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

The Company recorded catastrophe losses net of reinsurance of approximately $277 million, $239 million, and $102 million in 2024, 2023, and 2022, respectively. Catastrophe losses due to the events that occurred in 2024 totaled approximately $268 million, with no reinsurance benefits used for these losses, resulting primarily from tornadoes, hailstorms and convective storms in Texas and Oklahoma, winter storms, rainstorms and wildfires in California, and the impact of Hurricane Helene in Florida and Georgia. In addition, the Company experienced unfavorable development of approximately $9 million on prior years' catastrophe losses in 2024. Catastrophe losses due to the events that occurred in 2023 totaled approximately $247 million, with no reinsurance benefits used for these losses, resulting primarily from rainstorms and hail in Texas and Oklahoma, winter storms and rainstorms in California, and the impact of Tropical Storm Hilary in California. In addition, the Company experienced favorable development of approximately $8 million on prior years' catastrophe losses in 2023. Catastrophe losses due to the events that occurred in 2022 totaled approximately $101 million, with no reinsurance benefits used for these losses, resulting primarily from the deep freeze of Winter Storm Elliott and other extreme weather events in Texas, Oklahoma and Georgia, winter storms in California, and the impact of Hurricane Ian in Florida. In addition, the Company experienced unfavorable development of approximately $1 million on prior years' catastrophe losses in 2022.

The following is information about incurred and paid claims development as of December 31, 2024, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for the three major categories of our product lines: private passenger and commercial automobile lines of insurance business, homeowners line of insurance business, and commercial property line of insurance business. As the information presented is for these three major categories of product lines only, the total incurred and paid claims development shown below does not correspond to the aggregate development presented in the table above, which is for all product lines and includes unallocated claims adjustment expenses. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated amount for unreported claims. The number of claims is measured by claim event (such as a car accident or storm damage) and an individual claim event may result in more than one reported claim. The Company considers a claim that does not result in a liability as a claim closed without payment.

The information about incurred and paid claims development for the years ended December 31, 2015 to 2023 is presented as unaudited supplementary information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Private Passenger and Commercial Automobile Insurance)											As of December 31, 2024
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024
	(Amounts in thousands)										(Amounts in thousands)
2015	$1,551,105	$1,588,443	$1,610,839	$1,634,435	$1,645,950	$1,649,170	$1,653,878	$1,654,843	$1,655,267	$1,654,800	$335	170
2016		1,672,853	1,669,642	1,713,696	1,731,997	1,732,410	1,740,807	1,743,417	1,745,513	1,744,803	1,974	155
2017			1,703,857	1,727,277	1,741,825	1,733,425	1,748,289	1,755,702	1,754,356	1,753,163	2,368	149
2018				1,781,817	1,773,502	1,785,071	1,806,240	1,807,297	1,811,302	1,814,240	7,291	147
2019					1,916,269	1,911,268	1,959,262	1,954,151	1,951,924	1,948,995	11,185	148
2020						1,514,551	1,448,083	1,452,343	1,430,973	1,419,119	15,497	91
2021							1,811,064	1,879,751	1,854,319	1,834,183	40,221	105
2022								2,255,032	2,264,193	2,262,432	103,677	116
2023									2,349,659	2,398,449	276,766	107
2024										2,420,766	791,846	91
									Total	$19,250,950
__________
(1) The information for the years 2015 to 2023 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Private Passenger and Commercial Automobile Insurance)
	For the Years Ended December 31,
Accident Year	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024
	(Amounts in thousands)
2015	$1,040,253	$1,336,223	$1,466,368	$1,560,480	$1,614,188	$1,634,780	$1,643,443	$1,651,465	$1,654,069	$1,654,360
2016		1,094,006	1,395,199	1,554,217	1,656,192	1,699,069	1,722,293	1,736,697	1,740,902	1,741,949
2017			1,076,079	1,399,202	1,561,850	1,648,328	1,701,298	1,733,196	1,746,147	1,750,074
2018				1,082,127	1,417,637	1,588,049	1,697,228	1,757,923	1,784,876	1,799,373
2019					1,134,859	1,494,342	1,698,121	1,828,410	1,896,186	1,925,074
2020						825,398	1,089,096	1,242,000	1,328,686	1,375,466
2021							992,705	1,410,748	1,599,756	1,717,524
2022								1,237,725	1,743,364	1,984,312
2023									1,313,944	1,835,079
2024										1,232,949
									Total	$17,016,160
				All outstanding liabilities before 2015, net of reinsurance						(560)
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$2,234,230
__________
(1) The information for the years 2015 to 2023 is presented as unaudited supplemental information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Homeowners Insurance)											As of December 31, 2024
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024
	(Amounts in thousands)										(Amounts in thousands)
2015	$234,800	$234,881	$233,501	$236,855	$238,652	$239,941	$240,927	$237,872	$237,994	$237,701	$60	24
2016		250,691	259,489	259,497	259,708	260,496	259,984	259,722	259,701	260,179	16	24
2017			309,491	295,163	288,322	289,869	289,294	291,360	290,909	291,804	4	30
2018				311,798	308,361	310,695	305,292	306,347	308,345	306,857	572	25
2019					359,643	366,139	361,421	360,609	360,140	362,401	1,427	30
2020						420,257	411,404	413,882	411,408	411,127	4,213	29
2021							510,724	511,311	504,086	501,214	7,556	31
2022								578,489	562,562	567,123	16,682	31
2023									717,988	709,918	34,859	41
2024										730,818	161,375	29
									Total	$4,379,142
__________
(1) The information for the years 2015 to 2023 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Homeowners Insurance)
	For the Years Ended December 31,
Accident Year	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024
	(Amounts in thousands)
2015	$163,196	$213,994	$224,178	$230,480	$234,683	$235,971	$236,143	$236,983	$237,651	$237,468
2016		173,537	234,215	245,878	253,919	256,642	258,477	259,045	259,875	260,095
2017			217,900	269,254	278,341	283,311	286,531	290,291	290,984	291,595
2018				213,038	271,534	286,658	294,099	300,742	303,053	305,175
2019					240,240	324,953	340,237	350,288	355,697	359,466
2020						271,208	365,910	386,297	395,412	401,079
2021							316,314	458,124	473,644	485,001
2022								339,242	501,075	530,772
2023									474,713	636,330
2024										449,119
									Total	$3,956,100
				All outstanding liabilities before 2015, net of reinsurance						1,179
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$424,221
__________
(1) The information for the years 2015 to 2023 is presented as unaudited supplemental information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Commercial Property Insurance)											As of December 31, 2024
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024
	(Amounts in thousands)										(Amounts in thousands)
2015	$33,015	$34,932	$36,641	$37,197	$37,052	$37,632	$38,822	$39,749	$40,490	$40,312	$38	1
2016		38,639	41,827	46,349	45,665	46,170	55,746	56,479	53,687	51,796	158	1
2017			46,410	50,378	53,829	55,288	57,658	59,800	64,645	63,207	1,312	1
2018				43,859	45,610	42,587	44,452	47,141	47,799	46,474	849	1
2019					45,574	42,756	43,167	46,845	51,677	51,721	1,744	1
2020						56,319	46,663	42,968	50,634	49,630	3,732	1
2021							58,413	55,863	73,289	78,371	15,537	1
2022								75,113	83,086	95,927	22,328	1
2023									80,150	82,778	31,451	1
2024										97,285	51,540	—
									Total	$657,501
__________
(1) The information for the years 2015 to 2023 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Commercial Property Insurance)
	For the Years Ended December 31,
Accident Year	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024
	(Amounts in thousands)
2015	$17,110	$26,226	$30,703	$33,287	$34,836	$36,262	$38,064	$39,520	$40,087	$40,170
2016		18,243	27,210	35,426	39,499	41,221	46,026	48,036	49,190	50,579
2017			18,910	31,116	36,284	43,809	47,597	52,350	60,803	60,980
2018				16,266	24,146	29,436	34,520	37,428	41,376	43,527
2019					15,182	25,956	30,592	35,780	40,056	45,886
2020						19,529	27,705	31,138	37,130	40,713
2021							24,032	33,477	41,432	54,763
2022								25,699	44,304	58,455
2023									22,119	32,384
2024										17,183
									Total	$444,640
				All outstanding liabilities before 2015, net of reinsurance						205
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$213,066
__________
(1) The information for the years 2015 to 2023 is presented as unaudited supplemental information.

The following is unaudited supplementary information about average historical claims duration as of December 31, 2024.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Private Passenger and Commercial Automobile insurance	57.8%	19.6%	9.7%	6.0%	3.1%	1.5%	0.7%	0.3%	0.1%	—%

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Homeowners insurance	66.3%	23.0%	4.3%	2.4%	1.5%	0.9%	0.3%	0.3%	0.1%	—%

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Commercial Property insurance	31.3%	17.5%	10.9%	10.9%	5.8%	8.0%	6.6%	2.0%	2.0%	0.2%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows:

Reconciliation of the Disclosure of Incurred and Paid Claims Development
to the Loss and Loss Adjustment Expense Reserves

December 31, 2024
(Amounts in thousands)
Net outstanding liabilities
Private Passenger and Commercial Automobile insurance	$2,234,230
Homeowners insurance	424,221
Commercial Property insurance	213,066
Other short-duration insurance lines	98,949
Loss and loss adjustment expense reserves, net of reinsurance recoverables on unpaid losses	2,970,466
Reinsurance recoverables on unpaid losses
Private Passenger and Commercial Automobile insurance	26,499
Homeowners insurance	1,273
Commercial Property insurance	392
Other short-duration insurance lines	481
Total reinsurance recoverables on unpaid losses	28,645
Insurance lines other than short-duration	1,114
Unallocated claims adjustment expenses	151,806
152,920
Total gross loss and loss adjustment expense reserves	$3,152,031

13. Dividends
The following table presents shareholder dividends paid:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands, except per share data)
Total paid	$70,326	$70,322	$105,482
Per share paid	$1.2700	$1.2700	$1.9050

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. As of December 31, 2024, the insurance subsidiaries of the Company are permitted to pay approximately $252 million in dividends in 2025 to Mercury General without the prior approval of the DOI of domiciliary states. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay shareholder dividends. During 2024, 2023, and 2022, the Insurance Companies paid Mercury General ordinary dividends of $100 million, $0, and $0, respectively.

On February 7, 2025, the Board of Directors declared a $0.3175 quarterly dividend payable on March 27, 2025 to shareholders of record on March 13, 2025.

14. Statutory Balances and Accounting Practices
The Insurance Companies prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance departments of their domiciliary states. Prescribed statutory accounting practices primarily include those published as statements of statutory accounting principles by the National Association of Insurance Commissioners (the "NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2024, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The following table presents the statutory net income, and statutory capital and surplus of the Insurance Companies, as reported to regulatory authorities:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Statutory net income (loss) (1)	$446,405	$(35,590)	$(184,292)
Statutory capital and surplus	$2,030,460	$1,667,187	$1,502,424
 __________
(1)Statutory net income (loss) reflects differences from GAAP net income (loss), including changes in the fair value of the investment portfolio as a result of the application of the fair value option.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2024, 2023 and 2022, each of the Insurance Companies exceeded the minimum required RBC level, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios were less than 350% of the authorized control level RBC as of December 31, 2024, none less than 350% as of December 31, 2023, and none less than 330% as of December 31, 2022. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

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

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. Matching contributions, at a rate set by the Board of Directors, totaled approximately $12.5 million, $11.1 million, and $10.8 million for 2024, 2023, and 2022, respectively.

The Plan also includes an employee stock ownership plan that covers substantially all employees. The Board of Directors authorizes the Plan to purchase the Company’s common stock in the open market for allocation to the Plan participants. No purchases were made during the past three years.

The Company also provides company-wide annual cash bonuses to all eligible employees based on performance criteria for each recipient and for the Company as a whole. The Company performance goals are largely based on the Company's premium growth and combined ratio. The Company paid a total of approximately $7.1 million, $3.6 million, and $9.1 million of company-wide annual cash bonuses to all its eligible employees based on these performance criteria in 2024, 2023, and 2022, respectively.

16. Share-Based Compensation

In February 2015, the Company adopted the 2015 Incentive Award Plan (the "2015 Plan"), replacing the 2005 Equity Incentive Plan (the "2005 Plan") which expired in January 2015. The 2015 Plan was approved at the Company's Annual Meeting of Shareholders in May 2015 and expired in January 2025. A maximum of 4,900,000 shares of common stock were authorized for issuance under the 2015 Plan upon exercise of stock options, stock appreciation rights and other awards, or upon vesting of restricted stock unit or deferred stock awards. No share-based compensation awards have been granted since March 2018 under the 2015 Plan.

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

The following table presents a summary of cash received, compensation costs recognized and excess tax benefit, related to the Company's share-based awards:

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Cash received from stock option exercises	$752	$—	$—
Compensation cost, all share-based awards	4,648	—	15
Excess tax benefit, all share-based awards	(87)	—	(1)

Stock Option Awards
The Company's stock option awards become exercisable at a rate of 25% per year beginning one year from the date granted, are granted at the closing price of the Company's stock on the date of grant, and expire after 10 years.

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

The following table presents a summary of the stock option activity for the year ended December 31, 2024:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2024	17,500	$43.01
Exercised	(17,500)	$43.01
Canceled or expired	—	$—
Outstanding at December 31, 2024	—	$—
Exercisable at December 31, 2024	—	$—

The aggregate intrinsic value of stock options exercised (the difference between the Company’s closing stock price and the stock option exercise price, multiplied by the number of in-the-money stock options) was $557,910 and $29,975 for 2024 and 2022, respectively. There were no stock options exercised in 2023. The total fair value of stock options vested was $141,584 for 2022. There were no stock options vested in 2024 and 2023.

Performance-based PSUs

During the year ended December 31, 2024, the Company granted a total "target" award of 200,532 performance-based PSUs to certain executive officers and other key employees of the Company, 3,016 of which were forfeited because the recipients were no longer employed by the Company. The payout value of the performance-based PSUs granted under the LTIP will be determined based on the achievement of specific, pre-established corporate performance objectives, and in part on individual performance, during the applicable three-year performance period (the "Performance Cycle"). The maximum payout level for the performance-based PSUs is 150% of the “target” award.
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

The following table presents the summary of the performance-based PSU grants as of December 31, 2024:

Grant year	2024
Three-year performance period ending December 31,	2026
Vesting shares, target (net of forfeited)	197,516
Vesting shares, maximum (net of forfeited)	296,274
The following table presents a summary of performance-based PSU awards activity, based on target vesting, during 2024:

	Shares	Weighted- Average Fair Value per Share
Outstanding at January 1	—	$—
Granted	200,532	$39.12
Vested	—	$—
Forfeited/Canceled	(3,016)	$59.80
Expired	—	$—
Outstanding at December 31	197,516	$66.48
Restricted PSUs

The Company, from time to time, grants restricted PSUs to certain key employees, typically to retain such key employees. The restricted PSUs vest in three equal annual installments on each of the first three anniversaries of the grant date. The payout value of the restricted PSUs granted under the LTIP will be determined based on the closing price per share of the Company's common stock at each vesting date. The vested amount of the restricted PSUs is paid at the end of each annual vesting period. During the year ended December 31, 2024, the Company granted a total of 36,315 restricted PSUs to certain key employees of the Company, 726 of which were forfeited because the recipients were no longer employed by the Company.

The following table presents a summary of restricted PSU awards activity during 2024:

	Shares	Weighted- Average Fair Value per Share
Outstanding at January 1	—	$—
Granted	36,315	$61.67
Vested	—	$—
Forfeited/Canceled	(726)	$62.98
Expired	—	$—
Outstanding at December 31	35,589	$66.48
The Company recorded approximately $4.6 million of share-based compensation expense associated with the performance-based and restricted PSUs for the year ended December 31, 2024, which are included in other operating expenses in its consolidated statements of operations.

17. Earnings (Loss) Per Share
The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations:

	Year Ended December 31,
	2024			2023			2022
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Net Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
	(Amounts and numbers in thousands, except per-share data)
Basic EPS
Income (loss) available to common stockholders	$467,953	55,373	$8.45	$96,336	55,371	$1.74	$(512,672)	55,371	$(9.26)
Effect of dilutive securities:
Options	—	4		—	—		—	—
Diluted EPS
Income (loss) available to common stockholders after assumed conversions	$467,953	55,377	$8.45	$96,336	55,371	$1.74	$(512,672)	55,371	$(9.26)

Potentially dilutive securities representing approximately 17,500 shares of common stock were excluded from the computation of diluted earnings (loss) per common share for each of 2023 and 2022, because their effect would have been anti-dilutive. There were no potentially dilutive securities with anti-dilutive effect for 2024. For 2022, 26 incremental shares were also excluded from the computation of diluted loss per share as the Company generated a net loss in 2022.

18. Commitments and Contingencies

Leases
The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, office equipment, and EDP equipment that expire at various dates through the year 2030. See Note 7. Leases for additional information on leases and future lease payments as of December 31, 2024.
California Earthquake Authority ("CEA")
The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowners policies directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other income in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 30, 2024, the most recent date at which information was available, was approximately $83.8 million. There were no assessments made in 2024.
Regulatory and Legal Matters

On September 10, 2021, the California DOI served the Company a Notice of Non-Compliance ("NNC"), alleging violations in connection with its 2014 Rating & Underwriting Examination Report, which was adopted by the California DOI in 2019. The NNC itemizes alleged violations, many of which management believes were corrected or otherwise resolved during the course of the examination, and seeks penalties. The Company has participated in lengthy and detailed discussions with the California DOI since the adoption of the examination report, in an attempt to address the issues deemed unresolved by the California DOI, and has taken several additional corrective actions approved by the California DOI. On August 1, 2022, the California DOI publicly announced its intention to pursue an administrative action against the Company with respect to certain outstanding issues. The Company filed a written response to the NNC on September 29, 2022, along with written discovery requests. The response, consisting of a notice of defense, a motion to strike, and a motion to dismiss, challenges the NNC on procedural and substantive grounds. On November 9, 2022, the California DOI served objections and non-substantive responses to the Company's discovery requests. On November 14, 2023, the California DOI granted Consumer Watchdog's petition to intervene in the NNC, although the Company did not agree to allow its involvement in the mediation, which took place on March 4, 2024. The parties did not resolve the case at the mediation, but have continued settlement discussions. At the request of the California DOI, the Company recently provided further documentation that all outstanding compliance issues have been resolved, and agreed to implement one additional process change. Negotiations are continuing on the amount of monetary relief needed to reach a final settlement. If negotiations are unsuccessful, the Company cannot reasonably predict the likelihood, timing or outcome of any hearing process or administrative action, nor can it reasonably estimate the amount of penalties, if any.

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
The Company’s Chief Operating Decision Maker ("CODM") consists of chairman of the board of directors and chief executive officer. The CODM reviews operating results based on pre-tax underwriting results which is calculated as net premiums earned less (a) losses and loss adjustment expenses and (b) underwriting expenses (policy acquisition costs and other operating expenses). The CODM evaluates operating results by line of insurance business that is further segregated by state to obtain a more disaggregated view of the Company’s operations. These operating results provide the CODM with significant information in making key operating decisions that include making price adjustments, hiring additional resources, and redeploying resources to a different line of insurance business or a different state. The lines of insurance business largely consist of private passenger automobile insurance, homeowners insurance, commercial automobile insurance, commercial property insurance, and automobile mechanical protection warranties.
The Company manages its business operations under one reportable business segment and one non-reportable business segment based on lines of insurance business. In identifying its reportable and non-reportable business segments, the Company considered the financial information provided to its CODM. After considering various factors, including the development and utilization of financial data provided to the CODM, the Company concluded that identifying its operating segments by line of insurance business was consistent with the objectives of ASC 280-10. Certain operating segments have been aggregated based on similar characteristics, including the nature of products and services provided, the method used to deliver those products and services, types of customers, and the nature of the regulatory environment, to arrive at the Company’s reportable business segment (Property and Casualty Lines) and its non-reportable business segment (Other Lines).
Expenses are allocated based on certain assumptions that are primarily related to premiums and losses. The Company’s net investment income, net realized investment gains (losses), other income, and interest expense are excluded in evaluating pre-tax underwriting profit. The Company does not allocate its assets, including investments, or income taxes in evaluating pre-tax underwriting profit.
Property and Casualty Lines
The Property and Casualty Lines business segment offers several insurance products to the Company’s individual customers and small business customers. The major insurance products (lines of insurance business) are: private passenger automobile, which is the Company’s primary business, and related insurance products such as homeowners, commercial automobile and commercial property. These insurance products are primarily sold to the Company’s individual customers and small business customers, which increases retention of the Company’s private passenger automobile client base. The insurance products comprising the Property and Casualty business segment are sold through the same distribution channels, mainly through independent and 100% owned insurance agents, and go through a similar underwriting process.
Other Lines
The Other Lines business segment represents an operating segment that does not meet the quantitative thresholds required to be considered a reportable segment. This operating segment offers automobile mechanical protection warranties which are primarily sold through automobile dealerships and credit unions.
The following table presents operating results by reportable segment for the years ended:

	Year Ended December 31,
	2024			2023			2022
	Property & Casualty	Other	Total	Property & Casualty	Other	Total	Property & Casualty	Other	Total
	(Amounts in millions)
Net premiums earned	$5,046.1	$29.4	$5,075.5	$4,245.4	$29.0	$4,274.4	$3,923.6	$28.9	$3,952.5
Less:
Losses	3,156.4	14.9	3,171.3	3,019.4	13.7	3,033.1	2,851.3	13.1	2,864.4
Loss adjustment expenses	511.3	1.9	513.2	482.8	2.0	484.8	495.9	1.9	497.8
Losses and loss adjustment expenses	3,667.7	16.8	3,684.5	3,502.2	15.7	3,517.9	3,347.2	15.0	3,362.2
Policy acquisition costs	846.6	11.7	858.3	696.9	11.6	708.5	645.5	9.1	654.6
Other operating expenses	324.1	3.1	327.2	276.6	3.1	279.7	276.5	3.2	279.7
Underwriting gain (loss)	207.7	(2.2)	205.5	(230.3)	(1.4)	(231.7)	(345.6)	1.6	(344.0)
Investment income			280.0			234.6			168.4
Net realized investment gains (losses)			88.7			101.0			(488.1)
Other income			31.5			19.7			10.2
Interest expense			(30.8)			(24.2)			(17.2)
Pre-tax income (loss)			$574.9			$99.4			$(670.7)
Net income (loss)			$468.0			$96.3			$(512.7)

The following table presents the Company’s net premiums earned and direct premiums written by line of insurance business for the years ended:

	Year Ended December 31,
	2024			2023			2022
	Property & Casualty	Other	Total	Property & Casualty	Other	Total	Property & Casualty	Other	Total
	(Amounts in millions)
Private passenger automobile	$3,278.5	$—	$3,278.5	$2,796.1	$—	$2,796.1	$2,655.7	$—	$2,655.7
Homeowners	1,168.7	—	1,168.7	957.7	—	957.7	830.6	—	830.6
Commercial automobile	378.2	—	378.2	303.9	—	303.9	267.9	—	267.9
Other	220.7	29.4	250.1	187.7	29.0	216.7	169.4	28.9	198.3
Net premiums earned	$5,046.1	$29.4	$5,075.5	$4,245.4	$29.0	$4,274.4	$3,923.6	$28.9	$3,952.5

Private passenger automobile	$3,395.8	$—	$3,395.8	$2,841.8	$—	$2,841.8	$2,598.9	$—	$2,598.9
Homeowners	1,367.3	—	1,367.3	1,119.0	—	1,119.0	940.3	—	940.3
Commercial automobile	387.0	—	387.0	346.2	—	346.2	276.8	—	276.8
Other	324.2	26.5	350.7	224.9	26.6	251.5	202.1	30.4	232.5
Direct premiums written	$5,474.3	$26.5	$5,500.8	$4,531.9	$26.6	$4,558.5	$4,018.1	$30.4	$4,048.5

20. Subsequent Event

In January 2025, extreme wind-driven wildfires caused widespread damage across parts of Southern California, primarily in the communities of Pacific Palisades and Altadena. The wildfires are known as the Palisades and Eaton fires (collectively, the “Wildfires”). The Company is currently estimating gross catastrophe losses from the Wildfires before its share of FAIR plan losses in the range of $1.6 billion to $2.0 billion and net catastrophe losses before taxes in the range of $155 million to $325 million. The range in net catastrophe losses from the Wildfires is primarily based on the size of the gross loss, subrogation recoverability for the Eaton fire, and whether we choose to have the Wildfires be one or two events, as discussed in more detail below. These estimates are based on information known to date informed by historical claims settlement information from previous major wildfires to calculate estimated gross ultimate losses. Due to the scope of the recent Wildfires, the estimates may change as more information becomes available. The Company estimates that approximately 55% - 60% of the losses are from Palisades and 40% - 45% are from Eaton. The Company expects its underlying first quarter 2025 results, which exclude catastrophe losses, to partially offset the net catastrophe losses from the Wildfires.

The Company’s catastrophe reinsurance program provides $1,290 million of limits on a per occurrence basis after covered catastrophe losses exceed the Company’s retention of $150 million. The Company also has up to $20 million of coverage on a property excess of loss reinsurance treaty available to offset losses exceeding $5 million per property that attaches prior to the catastrophe limits, and the Company expects to use approximately $10 million to $20 million of those limits for wildfire claims. On the catastrophe reinsurance program, one percent of the reinsurance limit of the $650 million xs $650 million coverage layer was placed as parametric coverage that pays out based on industry insured values in pre-determined grids within the fire footprint and the Company’s participation percentage within that grid. The Company has determined that this portion of the reinsurance will not be eligible for recovery, and as such, $6.5 million of the $1,290 million of total limits does not qualify for the Eaton or Palisades fires.

The Company is engaged with legal counsel in the pursuit of subrogation, particularly on the Eaton fire. In several previous wildfire events caused by utility company equipment, we sold our subrogation rights, but we have not determined whether we will do so with the Eaton event.

The Company is a member of the California FAIR plan, a quasi-governmental fire insurer of last-resort, and, to the extent FAIR plan has losses exceeding its Capital and Reinsurance coverage, the FAIR plan can assess its member companies for the shortfall apportioned out based on each company’s California market share. The FAIR plan had significant losses from the Wildfires, however the actual amount is not yet known. The Company’s reinsurance allows for the Company's share of FAIR plan catastrophe losses to be included as reinsured losses. In addition, the California DOI allows for recoupment of a portion of the FAIR plan assessments via a surcharge to policyholders. Between the coverage afforded by reinsurance and the ability to recoup a portion of the assessment, the Company does not expect the FAIR plan assessment to materially add to the net wildfire losses from these events.

Catastrophe losses from the Wildfires, net of applicable reinsurance benefits, and if applicable, subrogation, will be recorded as part of losses and loss adjustment expenses in the Company's consolidated statements of operations for the three-month period ending March 31, 2025. To the extent that losses are reinsured, the reinsurance program calls for reinstatements of limits to cover future events. If the full $1,290 million limits are used up, then the total reinstatement premium would be $101 million. Reinstatement premiums will be charged evenly over the first and second quarters of 2025.

The Company’s catastrophe reinsurance treaty allows for the combining of events that occur within a 150-mile radius as a single occurrence. Additionally, if each individual event is classified as its own catastrophic event by the Property Claims Service (“PCS"), a unit of the Insurance Services Office, each event can be considered a separate occurrence. In the case of the Palisades and Eaton wildfires, the PCS has designated each as a separate event. The Company has not yet determined if it will consider the Wildfires as two separate events. As more information becomes available to the Company, including any subrogation potential, the Company will evaluate whether it will consider the Wildfires as two separate events.

Under a single-occurrence scenario, the Company will retain the first $150 million in losses and up to $6.5 million of losses for parametric coverage not eligible for reinsurance coverage. Gross losses in excess of $1,440 million ($150 million retention plus $1,290 million reinsurance limit), if any, will be retained by the Company. In addition, the Company is responsible for up to $101 million in reinstatement premiums. Under a two-event scenario, the Company may elect to use reinsurance limits of up to $1,290 million for the first event and reinstated limits up to $1,238 million for the second event. In this scenario, the Company would be responsible for the first and second event retentions of $150 million each, up to $6.5 million of losses for parametric coverage not eligible for reinsurance coverage for the first event and co-participation in losses for the second event equal to 8% of losses in excess of $650 million up to $1,300 million. In addition, the Company would be responsible for up to $101 million in reinstatement premiums. The Company may seek to acquire additional reinsurance if reinstated limits are used by the second event, for the stub period ending on June 30, 2025, the expiration date of the current contract.

As of February 7, 2025, the Company has paid out $800 million related to the Wildfires, primarily for contents, dwelling limits and living expenses. The Company has sent an initial billing to our reinsurers and has collected $500 million to date. The Company has over $1 billion in Cash and Short-term investments on-hand, sufficient liquidity to handle the increased demand for cash. The Company does not expect the impact from this event to result in any defaults under our revolving credit debt covenants.

After the Wildfires, Fitch and Moody’s placed the Company’s ratings under negative outlook, with Fitch affirming the Company’s financial strength rating of A- and Senior Debt Rating at BBB-, and Moody’s downgrading the financial strength rating from A2 to A3 and Senior Debt rating from Baa2 to Baa3. The negative outlook from both agencies generally reflects the uncertainty around future reinsurance costs, potential for additional significant catastrophe events and the condition of the overall California homeowners insurance market.

The Company is currently reassessing its view of California wildfire risk, which will factor in the recent wildfires and related updates to catastrophe models, availability and pricing of reinsurance, ability to obtain rates in a timely and sufficient manner to support writing homeowners business, risk acceptability for individual risks and risk tolerance for concentrations of risk.

The Company has supplied wildfire data that was requested by the California DOI. We expect there will continue to be requests for data. The California DOI has also issued a moratorium that requires companies to renew homeowners policies for a two-year period within the affected areas. The Company is complying with the data requests and moratorium.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, the Company’s management believes that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on these criteria.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this 2024 Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which is included herein.
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

Item 9B.Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Information regarding executive officers of the Company is included in Part I. For other information called for by Items 10, 11, 12, 13 and 14, reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2024 and which is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:
1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2024 are contained herein as listed in the Index to Consolidated Financial Statements on page 55.
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
3. Exhibits

Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with the SEC
3.1	Articles of Incorporation of the Company, as amended to date.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended September 30, 2007, and is incorporated herein by this reference.
3.3	First Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2008, and is incorporated herein by this reference.
3.4	Second Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 25, 2009, and is incorporated herein by this reference.
3.5	Third Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 11, 2018, and is incorporated herein by this reference.
4.1	Shareholders’ Agreement dated as of October 7, 1985 among the Company, George Joseph and Gloria Joseph.	This document was filed as an exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).
4.2	Indenture, dated as of March 8, 2017, between Mercury General Corporation and Wilmington Trust, National Association.	This document was filed as an exhibit to Registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 8, 2017, and is incorporated herein by this reference.
4.3	First Supplemental Indenture, dated as of March 8, 2017, between Mercury General Corporation and Wilmington Trust, National Association.	This document was filed as an exhibit to Registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 8, 2017, and is incorporated herein by this reference.
4.4	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2019, and is incorporated herein by this reference.

10.1*	Profit Sharing Plan, as Amended and Restated as of March 11, 1994.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1993, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).
10.2*	Amendment 1994-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).
10.3*	Amendment 1994-II to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1994, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).
10.4*	Amendment 1996-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
10.5*	Amendment 1997-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1996, and is incorporated herein by this reference.
10.6*	Amendment 1998-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
10.7*	Amendment 1999-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
10.8*	Amendment 1999-II to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by this reference.
10.9*	Amendment 2001-I to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
10.10*	Amendment 2002-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
10.11*	Amendment 2002-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by this reference.
10.12*	Amendment 2003-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
10.13*	Amendment 2004-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by this reference.
10.14*	Amendment 2006-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
10.15*	Amendment 2006-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.
10.16*	Amendment 2007-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007, and is incorporated herein by this reference.
10.17*	Amendment 2008-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.
10.18*	Amendment 2008-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by this reference.

10.19*	Amendment 2009-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
10.20*	Amendment 2009-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by this reference.
10.21*	Amendment 2011-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by this reference.
10.22*	Amendment 2013-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by this reference.
10.23*	Amendment 2014-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
10.24*	Amendment 2014-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by this reference.
10.25*	Amendment 2015-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by this reference.
10.26*	Amendment 2015-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2015, and is incorporated herein by this reference.
10.27*	Amendment 2017-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2017, and is incorporated herein by this reference.
10.28*	Amendment 2019-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2018, and is incorporated herein by this reference.
10.29*	Amendment 2020-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2020, and is incorporated herein by this reference.
10.30*	Amendment 2021-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2021, and is incorporated herein by this reference.
10.31*	Amendment 2021-2 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2021, and is incorporated herein by this reference.
10.32*	Amendment 2022-1 to the Mercury General Corporation Profit Sharing Plan.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2021, and is incorporated herein by this reference.
10.33*	Amendment 2024-1 to the Mercury General Corporation Profit Sharing Plan.	Filed herewith.
10.34*	Amendment 2024-2 to the Mercury General Corporation Profit Sharing Plan.	Filed herewith.
10.35
Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Insurance Company.
This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.36	Expense Reimbursement and Services Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and American Mercury Insurance Company.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.37	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Georgia.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.

10.38	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Georgia.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.39	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Illinois.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.40	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Illinois.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.41	Management Agreement effective January 1, 2002 between Mercury Insurance Services, LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of Florida.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
10.42	Management Agreement dated January 22, 1997 between Mercury County Mutual Insurance Company and Mercury Insurance Services, LLC.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.
10.43*	Mercury General Corporation Senior Executive Incentive Bonus Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 10, 2013, and is incorporated herein by this reference.
10.44*	Mercury General Corporation Annual Incentive Plan.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 2, 2011, and is incorporated herein by this reference.
10.45*	Mercury General Corporation Long-Term Incentive Plan	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2023, and is incorporated herein by this reference.
10.46*	Performance Phantom Stock Unit Award Agreement under Mercury General Corporation Long-Term Incentive Plan	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2023, and is incorporated herein by this reference.
10.47*	Restricted Phantom Stock Unit Award Agreement under Mercury General Corporation Long-Term Incentive Plan	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2023, and is incorporated herein by this reference.
10.48	Amended and Restated Credit Agreement, dated as of March 31, 2021, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2021, and is incorporated herein by this reference.
10.49
First Amendment to Amended and Restated Credit Agreement, dated as of November 18, 2022, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.
This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 22, 2022, and is incorporated herein by this reference.
10.50
Second Amendment to Amended and Restated Credit Agreement, dated as of November 30, 2023, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.
This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 30, 2023, and is incorporated herein by this reference.
10.51
Third Amendment to Amended and Restated Credit Agreement, dated as of November 22, 2024, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.
This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 26, 2024, and is incorporated herein by this reference.
19.1	Insider Trading Policies and Procedures.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2023, and is incorporated herein by this reference.
21.1	Subsidiaries of the Company.	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
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
Filed herewith.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2023, and is incorporated herein by this reference.
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCURY GENERAL CORPORATION

BY	/S/ GABRIEL TIRADOR
Gabriel Tirador
Chief Executive Officer
February 11, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE JOSEPH George Joseph	Chairman of the Board	February 11, 2025

/S/ GABRIEL TIRADOR Gabriel Tirador	Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2025

/S/ VICTOR G. JOSEPH Victor G. Joseph	President and Chief Operating Officer and Director	February 11, 2025

/S/ THEODORE R. STALICK Theodore R. Stalick	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 11, 2025

/S/ GEORGE G. BRAUNEGG George G. Braunegg	Director	February 11, 2025

/S/ RAMONA L. CAPPELLO Ramona L. Cappello	Director	February 11, 2025

/S/ JAMES G. ELLIS James G. Ellis	Director	February 11, 2025

/S/ VICKY WAI YEE JOSEPH Vicky Wai Yee Joseph	Director	February 11, 2025

/S/ JOSHUA E. LITTLE Joshua E. Little	Director	February 11, 2025

/S/ MARTHA E. MARCON Martha E. Marcon	Director	February 11, 2025

SCHEDULE I

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2024

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$94,102	$93,837	$93,837
Municipal securities	3,018,428	2,987,054	2,987,054
Mortgage-backed securities	271,444	259,421	259,421
Corporate securities	863,323	841,715	841,715
Collateralized loan obligations	623,817	626,255	626,255
Other asset-backed securities	111,344	105,096	105,096
Total fixed maturity securities	4,982,458	4,913,378	4,913,378
Equity securities:
Common stock	634,821	741,369	741,369
Non-redeemable preferred stock	52,206	42,603	42,603
Private equity funds measured at net asset value (1)	108,041	95,203	95,203
Total equity securities	795,068	879,175	879,175
Short-term investments	283,792	283,817	283,817
Total investments	$6,061,318	$6,076,370	$6,076,370
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

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

MERCURY GENERAL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

	December 31,
	2024	2023
	(Amounts in thousands)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $0; $9,979)	$—	$9,949
Equity securities (cost $17,551; $17,227)	29,387	28,027
Short-term investments (cost $78; $571)	78	571
Investment in subsidiaries	2,476,777	2,084,346
Total investments	2,506,242	2,122,893
Cash	19,316	4,698
Accrued investment income	12	141
Amounts receivable from affiliates	17,037	503
Current income taxes	—	5,148
Deferred income taxes	—	1,544
Income tax receivable from affiliates	30,859	15,161
Other assets	1,233	1,499
Total assets	$2,574,699	$2,151,587
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$574,128	$573,729
Amounts payable to affiliates	14,274	2,753
Income tax payable to affiliates	9,874	21,209
Current income taxes	19,195	—
Deferred income taxes	4,837	—
Other liabilities	5,867	5,751
Total liabilities	628,175	603,442
Commitments and contingencies
Shareholders’ equity:
Common stock	99,699	98,947
Retained earnings	1,846,825	1,449,198
Total shareholders’ equity	1,946,524	1,548,145
Total liabilities and shareholders’ equity	$2,574,699	$2,151,587

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued

MERCURY GENERAL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Revenues:
Net investment income	$2,187	$2,998	$2,696
Net realized investment gains (losses)	3,046	1,431	(12,969)
Total revenues	5,233	4,429	(10,273)
Expenses:
Other operating expenses	2,535	2,526	2,446
Interest	30,697	24,129	17,178
Total expenses	33,232	26,655	19,624
Loss before income taxes and equity in net income (loss) of subsidiaries	(27,999)	(22,226)	(29,897)
Income tax benefit	(3,386)	(4,379)	(10,234)
Loss before equity in net income (loss) of subsidiaries	(24,613)	(17,847)	(19,663)
Equity in net income (loss) of subsidiaries	492,566	114,183	(493,009)
Net income (loss)	$467,953	$96,336	$(512,672)

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued

MERCURY GENERAL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(28,137)	$(14,703)	$225
Cash flows from investing activities:
Capital contribution to subsidiaries	(165)	(150,000)	—
Capital distribution from subsidiaries	—	—	3,431
Distributions received from special purpose entities	300	6,210	2,904
Dividends received from subsidiaries	100,000	—	—
Fixed maturity securities available for sale in nature
Purchases	—	—	(11,905)
Sales	5,000	—	1,000
Calls or maturities	5,000	955	—
Equity securities available for sale in nature
Purchases	(2,399)	(1,172)	(5,307)
Sales	4,057	25,848	48,215
Decrease (increase) in short-term investments	493	26,481	(6,268)
Other, net	43	183	667
Net cash provided by (used in) investing activities	112,329	(91,495)	32,737
Cash flows from financing activities:
Dividends paid to shareholders	(70,326)	(70,322)	(105,482)
Proceeds from stock options exercised	752	—	—
Proceeds from bank loan	—	175,000	25,000
Net cash (used in) provided by financing activities	(69,574)	104,678	(80,482)
Net increase (decrease) in cash	14,618	(1,520)	(47,520)
Cash:
Beginning of year	4,698	6,218	53,738
End of year	$19,316	$4,698	$6,218
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$30,009	$22,959	$16,611
Income taxes (refunded) paid, net	$(7,075)	$1,630	$(14,102)

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
Distributions received from Special Purpose Investment Vehicles

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. At December 31, 2024, the Company had three such special purpose investment vehicles: Fannette Funding LLC, Animas Funding LLC, and Upper Animas Holdings LLC. These special purpose investment vehicles are consolidated into the Company. Creditors have no recourse against the Company in the event of default by these special purpose investment vehicles. The Company had no implied or unfunded commitments to these entities at December 31, 2024 and 2023. The Company's financial or other support provided to these entities and its loss exposure are limited to its collateral and original investment. Mercury General received distributions of $0.3 million, $6.2 million, and $2.9 million in 2024, 2023, and 2022, respectively, from these special purpose investment vehicles.
Dividends received from Subsidiaries

Dividends of $100 million, $0 and $0 were received by Mercury General from its 100% owned insurance subsidiaries in 2024, 2023 and 2022, respectively, and were recorded as a reduction to investment in subsidiaries.
Capitalization of Insurance Subsidiaries

Mercury General made capital contributions to its insurance subsidiaries of $0.2 million, $150.0 million and $0 in 2024, 2023 and 2022, respectively. In addition, Mercury General received a capital distribution from its insurance subsidiaries of $0, $0, and $3,431,433 in 2024, 2023 and 2022, respectively. The capital distribution for 2022 was related to the dissolution of an insurance subsidiary in November 2022, pursuant to which Mercury General received the complete return of its invested capital.
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

On March 31, 2021, the Company entered into an unsecured $75 million five-year revolving credit facility. On November 18, 2022, the Company entered into the First Amendment to this credit facility. The First Amendment extended the maturity date of the loan to November 16, 2026 from March 31, 2026 with possible further extension if certain conditions are met, increased the aggregate commitments by all the lenders to $200 million from $75 million, and replaced the LIBOR with the term SOFR. On November 30, 2023, the Company entered into the Second Amendment to this credit facility, which further increased the aggregate commitments by all the lenders to $250 million from $200 million. On November 22, 2024, the Company entered into the Third Amendment to this credit facility, which extended and fixed the maturity date of the loan to November 18, 2027. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from Term SOFR plus 112.5 basis points when the ratio is under 20% to Term SOFR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 22.8% at December 31, 2024, resulting in a 15.0 basis point commitment fee on any undrawn portion of the credit facility. As of February 11, 2025, a total of $200 million was drawn under this facility on a three-month revolving basis at an annual interest rate of approximately 5.79%, with $50 million available to be drawn. The
See accompanying Report of Independent Registered Public Accounting Firm

Company contributed $150 million of the total amount drawn to the surplus of its consolidated insurance subsidiaries, and used the remainder for general corporate purposes.
Federal Income Taxes

The Company files a consolidated federal income tax return for the following entities:

Mercury Casualty Company	Mercury Select Management Company, Inc.
Mercury Insurance Company	Mercury Insurance Services LLC
California Automobile Insurance Company	AIS Management LLC
California General Underwriters Insurance Company, Inc.	Auto Insurance Specialists LLC
Mercury Insurance Company of Illinois	PoliSeek AIS Insurance Solutions, Inc.
Mercury Insurance Company of Georgia	Animas Funding LLC
Mercury Indemnity Company of Georgia	Fannette Funding LLC
American Mercury Insurance Company	Mercury Plus Insurance Services LLC
American Mercury Lloyds Insurance Company	Mercury Information Technology Services LLC
Orion Indemnity Company	Upper Animas Holdings LLC
Mercury County Mutual Insurance Company
Mercury Indemnity Company of America

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

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE IV
MERCURY GENERAL CORPORATION AND SUBSIDIARIES
REINSURANCE
THREE YEARS ENDED DECEMBER 31,
Property and Liability Insurance Earned Premiums

	2024	2023	2022
	(Amounts in thousands)
Direct amounts	$5,196,699	$4,368,342	$4,022,611
Ceded to other companies	(136,698)	(109,445)	(80,950)
Assumed	15,455	15,481	10,821
Net amounts	$5,075,456	$4,274,378	$3,952,482

See accompanying Report of Independent Registered Public Accounting Firm