Form 10-Q
period 2025-03-31
MERCURY GENERAL CORP
filed 2025-05-06
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At May 1, 2025, the registrant had issued and outstanding an aggregate of 55,388,627 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $4,651,732; $4,982,459)	$4,600,058	$4,913,378
Equity securities (cost $530,996; $795,068)	588,341	879,175
Short-term investments (cost $208,121; $283,792)	208,143	283,817
Total investments	5,396,542	6,076,370
Cash	1,284,790	720,257
Receivables:
Premiums	752,248	697,176
Allowance for credit losses on premiums receivable	(6,600)	(6,400)
Premiums receivable, net of allowance for credit losses	745,648	690,776
Accrued investment income	61,895	67,630
Other	151,306	62,118
Total receivables	958,849	820,524
Reinsurance recoverables (net of allowance for credit losses $1,192; $0)	623,599	28,613
Deferred policy acquisition costs	336,470	335,332
Fixed assets (net of accumulated depreciation $332,172; $321,454)	141,650	138,177
Operating lease right-of-use assets	17,637	13,407
Current income taxes	3,897	—
Deferred income taxes	51,893	45,854
Goodwill	42,796	42,796
Other intangible assets, net	7,468	7,682
Other assets	162,067	81,620
Total assets	$9,027,658	$8,310,632
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$3,792,581	$3,152,031
Unearned premiums	2,121,243	2,039,830
Notes payable	574,227	574,128
Accounts payable and accrued expenses	172,393	242,118
Operating lease liabilities	17,859	13,580
Current income taxes	—	20,752
Other liabilities	528,744	321,669
Total liabilities	7,207,047	6,364,108
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,389; 55,389	99,699	99,699
Retained earnings	1,720,912	1,846,825
Total shareholders’ equity	1,820,611	1,946,524
Total liabilities and shareholders’ equity	$9,027,658	$8,310,632

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Net premiums earned	$1,283,069	$1,166,679
Net investment income	81,479	65,018
Net realized investment gains	23,321	38,192
Other	6,010	4,196
Total revenues	1,393,879	1,274,085
Expenses:
Losses and loss adjustment expenses	1,220,813	903,965
Policy acquisition costs	228,720	196,040
Other operating expenses	79,453	77,087
Interest	7,189	7,773
Total expenses	1,536,175	1,184,865
(Loss) income before income taxes	(142,296)	89,220
Income tax (benefit) expense	(33,969)	15,758
Net (loss) income	$(108,327)	$73,462
Net (loss) income per share:
Basic	$(1.96)	$1.33
Diluted	$(1.96)	$1.33
Weighted average shares outstanding:
Basic	55,389	55,371
Diluted	55,389	55,372

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Common stock, beginning of period	$99,699	$98,947
Common stock, end of period	99,699	98,947
Retained earnings, beginning of period	1,846,825	1,449,198
Net (loss) income	(108,327)	73,462
Dividends paid to shareholders	(17,586)	(17,580)
Retained earnings, end of period	1,720,912	1,505,080
Total shareholders’ equity, end of period	$1,820,611	$1,604,027

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(108,327)	$73,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,244	17,337
Net realized investment gains	(23,321)	(38,192)
Increase in premiums receivable	(54,872)	(74,948)
(Increase) decrease in reinsurance recoverables	(594,986)	1,983
Changes in current and deferred income taxes	(30,688)	12,355
Increase in deferred policy acquisition costs	(1,139)	(14,094)
Increase in loss and loss adjustment expense reserves	640,550	73,518
Increase in unearned premiums	81,413	118,524
(Decrease) increase in accounts payable and accrued expenses	(70,773)	3,615
Other, net	76,170	19,066
Net cash (used in) provided by operating activities	(68,729)	192,626
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(299,354)	(419,763)
Sales	351,769	116,837
Calls or maturities	255,122	114,300
Equity securities available for sale in nature:
Purchases	(493,342)	(399,522)
Sales	805,966	365,377
Calls	—	7,185
Changes in securities payable and receivable	(31,936)	10,783
Decrease in short-term investments	75,683	16,151
Purchases of fixed assets	(13,143)	(10,271)
Other, net	837	4,044
Net cash provided by (used in) investing activities	651,602	(194,879)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(17,586)	(17,580)
Payments on finance lease obligations	(754)	(985)
Net cash used in financing activities	(18,340)	(18,565)
Net increase (decrease) in cash	564,533	(20,818)
Cash:
Beginning of the year	720,257	550,903
End of period	$1,284,790	$530,085
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$11,179	$11,741
Income taxes (refunded) paid, net	$(3,280)	$3,404

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation
The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at March 31, 2025 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for more complete descriptions and discussions. Operating results and cash flows for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about the effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant assumptions in the preparation of these consolidated financial statements relate to reserves for losses and loss adjustment expenses ("LAE"). Actual results could differ from those estimates. See Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Earnings (Loss) per Share
There were no potentially dilutive securities with anti-dilutive effect for the three months ended March 31, 2025 and 2024.
Dividends per Share
The Company declared and paid a dividend per share of $0.3175 during each of the three-month periods ended March 31, 2025 and 2024.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $228.7 million and $196.0 million for the three months ended March 31, 2025 and 2024, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $5.5 million and $3.3 million for the three months ended March 31, 2025 and 2024, respectively.

Fixed Assets

An office building located in Folsom, California was classified as a property held for sale at June 30, 2024, and $10.0 million of the property held for sale is included in other assets in the Company's consolidated balance sheets at March 31, 2025.

In addition, a parcel of land located in Rancho Cucamonga, California was classified as a property held for sale at June 30, 2024, and $1.7 million of the property held for sale is included in other assets in the Company's consolidated balance sheets at March 31, 2025.

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
The Company is the assuming reinsurer under a Property Quota Share Reinsurance Contract ("Quota Share") and reimburses ceding companies for a proportional share of losses based on the premiums ceded to the Company under the Quota Share. The total annual assumed premium under the Quota Share is approximately $11 million. The total annual amount of losses that can be ceded to the Company under the Quota Share is approximately $32 million. The Quota Share commenced on January 1, 2025 and is effective through December 31, 2025.

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

The effect of reinsurance on property and casualty premiums written and earned was as follows:

	Three Months Ended March 31,
	2025	2024
	(Amounts in thousands)
Premiums Written
Direct	$1,438,467	$1,294,475
Ceded	(156,795)	(31,299)
Assumed	25,733	15,159
Net	$1,307,405	$1,278,335
Premiums Earned
Direct	$1,375,923	$1,186,585
Ceded	(106,694)	(31,079)
Assumed	6,529	3,863
Net	$1,275,758	$1,159,369

The Company recognized ceded premiums earned of approximately $106.7 million and $31.1 million for the three months ended March 31, 2025 and 2024, respectively, which are included in net premiums earned in its consolidated statements of operations. The increase in ceded premiums earned is largely due to reinstatement premiums as well as accelerated payment of annual reinsurance premiums under the Treaty for use of reinsurance coverages associated with the Southern California wildfires that occurred in the first quarter of 2025. The Company recognized ceded losses and loss adjustment expenses of approximately $1,292.5 million and $(0.8) million for the three months ended March 31, 2025 and 2024, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The increase in ceded losses and loss adjustment expenses is largely due to the Southern California wildfires that occurred in the first quarter of 2025. The negative ceded losses and loss adjustment expenses for the three months ended March 31, 2024 were primarily the result of favorable development on prior years' catastrophe losses that had been ceded to the Company's reinsurers.

The Company's insurance subsidiaries, as primary insurers, are required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.

Revenue from Contracts with Customers (Topic 606)

The Company's revenue from contracts with customers is commission income earned from third-party insurers by its 100% owned insurance agencies, which amounted to approximately $7.0 million and $5.7 million, with related expenses of $3.6 million and $3.2 million, for the three months ended March 31, 2025 and 2024, respectively. All of the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting (see Note 13. Segment Information).

As of March 31, 2025 and December 31, 2024, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

Allowance for Credit Losses

Financial Instruments - Credit Losses (Topic 326) uses the "expected loss" methodology for recognizing credit losses for financial assets that are not accounted for at fair value through net income. The Company's investment portfolio, excluding accrued investment income, was not affected by Topic 326 as it applies the fair value option to all of its investments. The estimated allowance amounts for credit losses at March 31, 2025 primarily related to premiums receivable and reinsurance recoverables.

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

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Three Months Ended March 31,
	2025	2024

	(Amounts in thousands)
Beginning balance	$6,400	$5,300
Provision during the period for expected credit losses	825	1,116
Write-off amounts during the period	(927)	(813)
Recoveries during the period of amounts previously written off	302	197
Ending balance	$6,600	$5,800

Reinsurance Recoverables
Reinsurance recoverables are balances due to the Company from its reinsurers for paid and unpaid losses and loss adjustment expenses. Generally, the Company uses a default analysis to estimate uncollectible reinsurance recoverables. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral and any liabilities held by the Company subject to a right of offset, and future default factors used to estimate the probability that the reinsurer may be unable to meet its future obligations in full. The determination of the future default factor is based on a historical default factor published by a major rating agency applicable to the particular financial strength rating class. Based on its past experience with major catastrophes, the Company made the assumption that the majority of the reinsurance recoverable balances on unpaid losses outstanding at March 31, 2025 will be billed and collected or written off over the course of the next five years, and that the outstanding reinsurance recoverable balances on paid losses will be collected or written off within a year.

The following table presents a summary of changes in allowance for credit losses on reinsurance recoverables:

	Three Months Ended March 31,
	2025	2024

	(Amounts in thousands)
Beginning balance	$—	$12
Provision during the period for expected credit losses	1,192	(12)
Write-off amounts during the period	—	—
Recoveries during the period of amounts previously written off	—	—
Ending balance	$1,192	$—

The increase in allowance for credit losses on reinsurance recoverables during the three months ended March 31, 2025 is largely due to the large losses ceded under the Treaty associated with the Southern California wildfires that occurred in the first quarter of 2025.

Accrued Interest Receivables

The Company made certain accounting policy elections for its accrued interest receivables allowed under Topic 326: a) an election to present accrued interest receivable balances separately from the associated financial assets on the balance sheet, and b) an election not to measure an allowance for credit losses on accrued interest receivable amounts and instead write off uncollectible accrued interest amounts in a timely manner by reversing interest income. The Company's accrued interest receivable balances are included in accrued investment income receivable in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off during the three months ended March 31, 2025 and 2024.

2. Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)—Disaggregation of Income Statement Expenses." ASU 2024-03 is intended to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. Although the amendments in ASU 2024-03 do not change or remove current expense disclosure requirements, they affect where this information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. ASU 2024-03 will be effective for the Company for annual periods beginning January 1, 2027 and interim reporting periods beginning January 1, 2028. The Company is evaluating the presentational effect that ASU 2024-03 will have on its notes to consolidated financial statements.

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

3. Financial Instruments

Financial instruments recorded in the consolidated balance sheets include investments, notes receivable, other receivables, options sold, accounts payable, and unsecured notes payable. Due to their short-term maturities, the carrying values of other receivables and accounts payable approximate their fair values. All investments are carried at fair value in the consolidated balance sheets.

The following table presents the fair values of financial instruments:

	March 31, 2025	December 31, 2024

	(Amounts in thousands)
Assets
Investments	$5,396,542	$6,076,370
Notes receivable	31,714	31,231
Liabilities
Options sold	387	213
Notes payable	568,962	566,812
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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at March 31, 2025 and December 31, 2024. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary of such VIEs. The Company's maximum exposure to loss with respect to these VIEs is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At March 31, 2025 and December 31, 2024, the Company had approximately $5 million in unfunded commitments to these VIEs.

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

Notes Payable
The fair values of the Company’s publicly traded $375 million unsecured notes at March 31, 2025 and December 31, 2024 and its $200 million drawn under the unsecured credit facility at March 31, 2025 and December 31, 2024 were obtained from a third party pricing service.

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

The following table presents gains (losses) recognized due to changes in fair value of financial instruments pursuant to application of the fair value option:

	Three Months Ended March 31,
	2025	2024

	(Amounts in thousands)
Fixed maturity securities	$17,407	$(9,294)
Equity securities	(26,762)	34,498
Short-term investments	(3)	(104)
Total investment (losses) gains	$(9,358)	$25,100
Notes receivable	483	(156)
Total (losses) gains	$(8,875)	$24,944

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities
The Company’s fair value measurements are based on the market approach, which utilizes market transaction data for the same or similar instruments. The Company obtained unadjusted fair values on 98.2% of its investment portfolio at fair value from an independent pricing service at March 31, 2025.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $14.5 million and $16.0 million at fair value in commercial mortgage-backed securities at March 31, 2025 and December 31, 2024, respectively.

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
Level 3 measurements - Fair values of financial assets and financial liabilities are based on inputs that are both unobservable and significant to the overall fair value measurement, including any items in which the evaluated prices obtained elsewhere are deemed to be of a distressed trading level. At March 31, 2025 and December 31, 2024, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity funds measured at net asset value ("NAV") is determined using NAV as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. At March 31, 2025, the Company had capital invested in four such funds: the strategy of three such funds with a combined fair value of approximately $92.2 million at March 31, 2025 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers (including CLO equity and CLO mezzanine tranches), and equity interests in vehicles established to purchase and warehouse loans; the strategy of the other such fund with a fair value of approximately $4.7 million at March 31, 2025 is to achieve long-term capital appreciation through privately-negotiated venture capital investments in seed- and early-stage portfolio companies with technology-enabled business models. The Company had approximately $5 million in unfunded commitments at March 31, 2025 with respect to the private equity funds measured at NAV. The underlying assets of the funds are expected to be liquidated over the period of approximately one year to eight years from March 31, 2025. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of the funds. The Company will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets for all the funds.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	March 31, 2025
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$63,469	$10,000	$—	$73,469
Municipal securities	—	2,809,758	—	2,809,758
Mortgage-backed securities	—	268,687	—	268,687
Corporate securities	—	728,308	—	728,308
Collateralized loan obligations	—	610,877	—	610,877
Other asset-backed securities	—	108,959	—	108,959
Total fixed maturity securities	63,469	4,536,589	—	4,600,058
Equity securities:
Common stock	449,560	—	—	449,560
Non-redeemable preferred stock	—	41,826	—	41,826
Private equity funds measured at net asset value (1)				96,955
Total equity securities	449,560	41,826	—	588,341
Short-term investments:
Short-term bonds	—	1,664	—	1,664
Money market instruments	206,458	—	—	206,458
Other	21	—	—	21
Total short-term investments	206,479	1,664	—	208,143
Other assets:
Notes receivable	—	31,714	—	31,714
Total assets at fair value	$719,508	$4,611,793	$—	$5,428,256
Liabilities
Other liabilities:
Options sold	$387	$—	$—	$387
Total liabilities at fair value	$387	$—	$—	$387

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$75,874	$17,963	$—	$93,837
Municipal securities	—	2,987,054	—	2,987,054
Mortgage-backed securities	—	259,421	—	259,421
Corporate securities	—	841,715	—	841,715
Collateralized loan obligations	—	626,255	—	626,255
Other asset-backed securities	—	105,096	—	105,096
Total fixed maturity securities	75,874	4,837,504	—	4,913,378
Equity securities:
Common stock	741,369	—	—	741,369
Non-redeemable preferred stock	—	42,603	—	42,603
Private equity funds measured at net asset value (1)				95,203
Total equity securities	741,369	42,603	—	879,175
Short-term investments:
Short-term bonds	—	1,655	—	1,655
Money market instruments	282,141	—	—	282,141
Other	21	—	—	21
Total short-term investments	282,162	1,655	—	283,817
Other assets:
Notes receivable	—	31,231	—	31,231
Total assets at fair value	$1,099,405	$4,912,993	$—	$6,107,601
Liabilities
Other liabilities:
Options sold	$213	$—	$—	$213
Total liabilities at fair value	$213	$—	$—	$213
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2025 and 2024.

At March 31, 2025, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	March 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$374,227	$368,951	$—	$368,951	$—
Unsecured credit facility	200,000	200,011	—	200,011	—
Total	$574,227	$568,962	$—	$568,962	$—

	December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$374,128	$367,504	$—	$367,504	$—
Unsecured credit facility	200,000	199,308	—	199,308	—
Total	$574,128	$566,812	$—	$566,812	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at March 31, 2025 and December 31, 2024 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 11. Notes Payable for additional information on unsecured notes.

Unsecured Credit Facility
The fair values of the Company's $200 million drawn under the unsecured credit facility at March 31, 2025 and December 31, 2024 were based on the unadjusted quoted price for similar notes in active markets. See Note 11. Notes Payable for additional information on the unsecured credit facility.

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
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Derivatives
	March 31, 2025	December 31, 2024

	(Amount in thousands)
Options sold - Other liabilities	$387	$213
Total	$387	$213

	Gains Recognized in Net (Loss) Income
	Three Months Ended March 31,
	2025	2024

	(Amounts in thousands)
Options sold - Net realized investment gains	$663	$4,316
Total	$663	$4,316

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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2025 and 2024. No accumulated goodwill impairment losses existed at March 31, 2025 and December 31, 2024. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended March 31, 2025 and 2024. All of the Company's goodwill is associated with the Property and Casualty business segment. See Note 13. Segment Information for additional information on the reportable business segment.
Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of March 31, 2025:
Customer relationships	$55,107	$(54,012)	$1,095	10
Trade names	15,400	(10,427)	4,973	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$76,207	$(68,739)	$7,468

As of December 31, 2024:
Customer relationships	$55,107	$(53,958)	$1,149	10
Trade names	15,400	(10,267)	5,133	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$76,207	$(68,525)	$7,682

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended March 31, 2025 and 2024.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Amortization expense for other intangible assets was $0.2 million for each of the three-month periods ended March 31, 2025 and 2024.

The following table presents the estimated future amortization expense related to other intangible assets as of March 31, 2025:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2025	$642
2026	856
2027	856
2028	856
2029	811
Thereafter	2,047
Total	$6,068

8. Share-Based Compensation

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
Performance-based PSUs
During the three months ended March 31, 2025, the Company granted a total "target" award of 168,088 performance-

based PSUs to certain executive officers and other key employees of the Company. The payout value of the performance-based PSUs granted under the LTIP will be determined based on the achievement of specific, pre-established corporate performance objectives, and in part on individual performance, during the applicable three-year performance period (the "Performance Cycle"). The maximum payout level for the performance-based PSUs is 150% of the “target” award.
The following table presents the summary of the performance-based PSU grants as of March 31, 2025:

Grant year	2024	2025
Three-year performance period ending December 31,	2026	2027
Vesting shares, target (net of forfeited)	189,067	168,088
Vesting shares, maximum (net of forfeited)	283,601	252,132

These performance-based PSUs vest at the end of the Performance Cycle beginning with the year of the grant, and then only if, and to the extent that, the Company’s performance during the Performance Cycle achieves the threshold established by the Compensation Committee of the Board. Each annual performance result is based on the Company’s annual market share growth and its annual combined ratio. The vested number of performance-based PSUs for each grantee is based on the average of the Company's three annual performance results combined with the individual's performance during the Performance Cycle. The cash payout amount for each unit of the vested performance-based PSUs is equal to the average closing price per share of the Company’s common stock for the 30 calendar days preceding the determination of the final number of vested PSUs for each grantee at the end of the Performance Cycle for the 2024 grants, and the average closing price per share of the Company’s common stock for the five trading days following the Company’s public release of its financial results for the final calendar year in the Performance Cycle for the 2025 grants.

Liabilities for the expected cash payout and associated compensation expenses are recognized based on management’s best estimate of the number of the performance-based PSUs expected to be vested resulting from the probable outcome of the performance-based vesting conditions, combined with the market price of the Company's common stock at the end of each reporting period. If the performance-based vesting conditions are not expected to be met for the Performance Cycle, no compensation cost will be recognized and any recognized compensation cost will be reversed. As of March 31, 2025, 11,465 of the total performance-based PSUs granted under the LTIP were forfeited because the recipients were no longer employed by the Company.
Restricted PSUs

The Company, from time to time, grants restricted PSUs to certain key employees, typically to retain such key employees. The restricted PSUs vest in three equal annual installments on each of the first three anniversaries of the grant date. The payout value of the restricted PSUs granted under the LTIP will be determined based on the closing price per share of the Company's common stock at each vesting date. The vested amount of the restricted PSUs is paid at the end of each annual vesting period. The Company granted 53,382 restricted PSUs during the three months ended March 31, 2025, and a total of 89,697 restricted PSUs since the start of the LTIP as of March 31, 2025, 726 of which were forfeited because the recipients were no longer employed by the Company.
The Company recorded approximately $(0.7) million and $0.8 million of share-based compensation expense associated with the performance-based and restricted PSUs for the three months ended March 31, 2025 and 2024, respectively, which are included in other operating expenses in its consolidated statements of operations. The Company recorded approximately $3.9 million and $4.6 million of accrued share-based compensation liability associated with the performance-based and restricted PSUs at March 31, 2025 and December 31, 2024, respectively, which are included in other liabilities in its consolidated balance sheets. The decreases in the share-based compensation expense and related liability during the three months ended March 31, 2025 are primarily due to the changes in expected performance measures over the three-year performance cycle for the performance-based PSUs primarily related to the Southern California wildfires that occurred in the first quarter of 2025, combined with a decrease in the estimated cash payout amount per unit of PSUs due to the decrease in the price of the Company's common stock during the three months ended March 31, 2025. No performance-based and restricted PSUs were vested and no payments were made for vested PSUs during the three months ended March 31, 2025.

9. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

There was no change in the total amount of unrecognized tax benefits related to tax uncertainties during the three months ended March 31, 2025.

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

At March 31, 2025, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax expenses or benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company believes that through projected future taxable income of an appropriate nature, the use of prudent tax planning strategies, and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

10. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Three Months Ended March 31,
	2025	2024

	(Amounts in thousands)
Gross reserves, beginning of period	$3,152,031	$2,785,702
Reinsurance recoverables on unpaid losses, beginning of period	(28,645)	(32,148)
Net reserves, beginning of period	3,123,386	2,753,554
Incurred losses and loss adjustment expenses related to:
Current year	1,271,847	909,810
Prior years	(51,034)	(5,845)
Total incurred losses and loss adjustment expenses	1,220,813	903,965
Loss and loss adjustment expense payments related to:
Current year	406,513	301,198
Prior years	529,188	527,348
Total payments	935,701	828,546
Net reserves, end of period	3,408,498	2,828,973
Reinsurance recoverables on unpaid losses, end of period	384,083	30,247
Gross reserves, end of period	$3,792,581	$2,859,220

The decrease in the provision for insured events of prior years during the three months ended March 31, 2025 of $51.0 million was primarily attributable to lower than estimated losses in the automobile line of insurance business, and the homeowners line of insurance business, including favorable development on the prior years' catastrophe losses. The decrease in the provision for insured events of prior years during the three months ended March 31, 2024 of $5.8 million was primarily attributable to lower than estimated loss adjustment expenses in the private passenger automobile line of insurance business, partially offset by unfavorable development on prior years' catastrophe losses.

For the three months ended March 31, 2025 and 2024, the Company incurred catastrophe losses net of reinsurance of approximately $447 million and $72 million, respectively. The majority of 2025 catastrophe losses resulted from Southern California wildfires. The majority of 2024 catastrophe losses resulted from winter storms and rainstorms in California and convective storms in Texas and Oklahoma. The Company experienced favorable development of approximately $12 million and unfavorable development of approximately $4 million on prior years' catastrophe losses for the three months ended March 31, 2025 and 2024, respectively.

In January 2025, extreme wind-driven wildfires caused widespread damage across parts of Southern California, primarily in the communities of Pacific Palisades and Altadena. The two largest of these Southern California wildfires are known as the Palisades and Eaton fires. The Company recorded net catastrophe losses and loss adjustment expenses ("LAE") before taxes from the January 2025 Southern California wildfires of approximately $414 million in its consolidated statements of operations for the three months ended March 31, 2025, which consists of approximately $331 million net losses and LAE incurred by the Company and approximately $83 million for the Company's share of FAIR Plan losses, after reduction for $25 million of recoupable assessment. The Company's current estimate of gross catastrophe losses and LAE from the January 2025 Southern California wildfires before reinsurance, excluding its share of FAIR Plan losses and estimated subrogation recoveries, is approximately $2,150 million. The Company offset approximately $525 million of estimated subrogation recovery against the $2,150 million gross catastrophe losses and ceded approximately $1,294 million of the gross catastrophe losses to its reinsurers, which resulted in approximately $331 million in net catastrophe losses incurred by the Company from the January 2025 Southern California wildfires.

The Company’s catastrophe reinsurance program provides approximately $1,290 million of limits on a per occurrence basis after covered catastrophe losses exceed the Company’s retention of $150 million. To the extent that losses are reinsured, the reinsurance program calls for reinstatements of limits to cover future events. If the full $1,290 million limits are used up, then the total reinstatement premium would be approximately $101 million. The Company treated the Palisades and Eaton fires as one event for reinsurance purposes for the three months ended March 31, 2025 exhausting the full $1,290 million of limits. Limits totaling $1,238 million have been reinstated and are eligible to cover losses in excess of $150 million on future catastrophe events or for a second event determination on the Eaton and Palisades fires (see additional information below on the option to treat the Palisades and Eaton fires as two events for reinsurance). The $1,290 million of limits used for the January 2025 Southern California wildfires was reduced by $6.5 million for ineligible parametric coverage. The Company also utilized $10 million from a separate property excess of loss reinsurance treaty making the total reinsurance used for the January 2025 Southern California wildfires $1,294 million. The written and earned reinstatement premiums recorded for the three months ended March 31, 2025 was approximately $101 million and $50 million, respectively. Approximately $50 million of the total written reinstatement premiums will be earned in the second quarter of 2025.

The Company is actively pursuing subrogation against Southern California Edison ("SCE") on the Eaton fire. In several previous wildfire events caused by utility company equipment, the Company sold its subrogation rights but has not determined whether it will do so with the Eaton event although the Company has been approached by brokers, banks and hedge funds with offers to purchase its subrogation rights on the Eaton fire. The Company recorded approximately $525 million in estimated subrogation recoveries, or approximately 55% of its estimated ultimate losses on the Eaton fire, as an offset against loss and loss adjustment expense reserves in the first quarter of 2025. Although SCE has not admitted that its equipment caused the Eaton fire, significant evidence indicates that SCE's equipment was the cause of the Eaton fire. Based on the history of settlement payouts on prior wildfires by SCE and other utility companies in similar situations where the utility equipment caused the wildfires and such companies settled the subrogation claims without admitting fault, the Company believes $525 million is a reasonable estimate of probable recovery on the Eaton fire.

For utility caused California wildfires occurring since 2017, the utility companies, including SCE, have paid out average amounts equal to over 60% of the losses incurred with a range as low as 55% to over 70%. The Company believes that SCE has the wherewithal to settle the subrogation claims on the Eaton fire in a similar range of settlement amounts as on the recent past wildfires and SCE also has access to the California Wildfire Fund which provides additional funding to reimburse member utilities to pay wildfire claims. There is a very active market of brokers, banks and hedge funds offering to purchase subrogation rights for amounts that are supportive of at least a 55% subrogation recovery from SCE. Based on the Company's review of the evidence of cause of the Eaton fire as well as the Company's assessment of the subrogation amount that is probable of recovery, as described above, the Company believes $525 million or 55% of its estimated ultimate losses on the Eaton fire is a reasonable estimate that is probable of recovery through subrogation. The Company will continuously monitor the subrogation processes and reevaluate the subrogation recovery estimate to be recorded in its consolidated financial statements each quarter.

The Company is a member of the California FAIR Plan, the state's fire insurer of last resort. To the extent the FAIR Plan has losses exceeding its capital and reinsurance coverage, the FAIR Plan can assess its member companies for the shortfall based on each company’s California market share. The FAIR Plan had significant losses from the January 2025 Southern California wildfires, and the Company's share of the FAIR Plan losses from the January 2025 Southern California wildfires was approximately $108 million (an amount based on information provided to the Company directly from the FAIR Plan), which was recorded as part of the Company's losses from the January 2025 Southern California wildfires in its consolidated statements of operations for the three months ended March 31, 2025. The FAIR Plan assessed the Company $50 million to strengthen the FAIR Plan's capital position following the Southern California wildfires in the first quarter of 2025. The California DOI allows for recoupment of 50% or $25 million of the $50 million assessment via a temporary surcharge to the Company's policyholders. The Company has filed with the California DOI to begin recouping the $25 million and has offset the $25 million recoupable amount against the $108 million of the Company's share of the FAIR Plan's losses from the January 2025 Southern California wildfires in its consolidated statements of operations for the three months ended March 31, 2025.

The Company’s catastrophe reinsurance treaty allows the Company to consider catastrophe events that occur within a 150-mile radius as a single occurrence or separate occurrences for reinsurance purposes. Although the Company recorded the Palisades and Eaton fires as one event for reinsurance purposes, it retains the ability to consider them as two separate events for reinsurance purposes. Under a two-event scenario, the Company may elect to use reinsurance limits of up to $1,290 million for the first event and reinstated limits up to $1,238 million for the second event. In this scenario, the Company would be responsible for the first and second event retentions of $150 million each. In addition, the Company would be responsible for up to $101 million in reinstatement premiums. Had the Company treated the Palisades and Eaton fires as two separate events, its reported net catastrophe losses from the January 2025 Southern California wildfires would have been approximately $296 million excluding the Company's share of FAIR Plan losses compared to approximately $331 million under the single-event scenario, and written and earned reinstatement premiums would have been approximately $92 million and $46 million, respectively, compared to approximately $101 million and $50 million, respectively, under the single-event scenario, for the three months ended March 31, 2025. As more information becomes available to the Company, including any updated subrogation recovery estimates and the impact on future reinsurance premiums under the two-event scenario, the Company may re-evaluate whether it will consider the Palisades and Eaton fires as two separate events.

As of March 31, 2025, the Company has paid out approximately $1,076 million for claims related to the January 2025 Southern California wildfires. The Company sent an initial billing amounting to approximately $606 million to its reinsurers in January 2025 and has collected 100% on that billing. In addition, the Company sent a second billing amounting to approximately $224 million to its reinsurers on April 11, 2025 and has collected approximately $136 million as of May 1, 2025 on that billing.

11. Notes Payable

The following table presents information about the Company's notes payable:

	Lender	Interest Rate	Maturity Date	March 31, 2025	December 31, 2024

				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, BMO Bank and U.S. Bank	Term SOFR plus 112.5-150.0 basis points	November 18, 2027	200,000	200,000
Total principal amount				575,000	575,000
Less unamortized discount and debt issuance costs(3)				773	872
Total debt				$574,227	$574,128
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
(2)On March 31, 2021, the Company entered into an unsecured $75 million five-year revolving credit facility. On November 18, 2022, the Company entered into the First Amendment to this credit facility. The First Amendment extended the maturity date of the loan to November 16, 2026 from March 31, 2026 with possible further extension if certain conditions are met, increased the aggregate commitments by all the lenders to $200 million from $75 million, and replaced the LIBOR with the Term SOFR. On November 30, 2023, the Company entered into the Second Amendment to this credit facility, which further increased the aggregate commitments by all the lenders to $250 million from $200 million. On November 22, 2024, the Company entered into the Third Amendment to this credit facility, which extended and fixed the maturity date of the loan to November 18, 2027. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from Term SOFR plus 112.5 basis points when the ratio is under 20% to Term SOFR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 24.0% at March 31, 2025, resulting in a 15.0 basis point commitment fee on any undrawn portion of the credit facility. As of May 1, 2025, a total of $200 million was drawn under this facility on a three-month revolving basis at an annual interest rate of approximately 5.65%, with $50 million available to be drawn. The Company contributed $150 million of the total amount drawn to the surplus of its consolidated insurance subsidiaries, and used the remainder for general corporate purposes.
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
12. Contingencies

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

On September 10, 2021, the California Department of Insurance ("DOI") served the Company a Notice of Non-Compliance ("NNC"), alleging violations in connection with its 2014 Rating & Underwriting Examination Report, which was adopted by the California DOI in 2019. The NNC itemized alleged violations, many of which management believed were corrected or otherwise resolved during the course of the examination, and sought penalties. The Company participated in lengthy and detailed discussions with the California DOI after the adoption of the examination report, in an attempt to address the issues deemed unresolved by the California DOI, and took several additional corrective actions approved by the California DOI. On August 1, 2022, the California DOI publicly announced its intention to pursue an administrative action against the Company with respect to certain outstanding issues. The Company filed a written response to the NNC on September 29, 2022, along with written discovery requests. The response, consisting of a notice of defense, a motion to strike, and a motion to dismiss, challenged the NNC on procedural and substantive grounds. On November 9, 2022, the California DOI served objections and non-substantive responses to the Company's discovery requests. On November 14, 2023, the California DOI granted Consumer Watchdog's petition to intervene in the NNC, although the Company did not agree to allow its involvement in the mediation, which took place on March 4, 2024. The parties did not resolve the case at the mediation, but continued settlement discussions.

On February 24, 2025, the Company and the California DOI entered into a stipulated settlement agreement and consent order (the "Consent Order"), which resolved contested issues in the NNC. Pursuant to the Consent Order and without admitting liability, wrongdoing or violation of law with respect to the allegations contained in the NNC, the Company agreed to make the changes to its practices and procedures that were agreed to by both parties, including where appropriate (i) the refund of premium, (ii) modification of rating and underwriting rules, and (iii) development of new forms, practices and procedures. Under the Consent Order, the Company agreed to pay $5 million in refunds to its impacted policyholders by August 23, 2025. The Consent Order also provides for a contingent future penalty of $1.5 million that will be deemed void if the Company provides proof of timely refunds of the aforementioned $5 million and complies with the aforementioned changes to its practices and procedures as outlined in the Consent Order. The Company expects to fully comply with the terms of the Consent Order.

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of any additional regulatory or legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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
Expenses are allocated based on certain assumptions that are primarily related to premiums and losses. The Company’s net investment income, net realized investment gains or losses, other income, and interest expense are excluded in evaluating pre-tax underwriting profit. The Company does not allocate its assets, including investments, or income taxes in evaluating pre-tax underwriting profit.
Property and Casualty Lines
The Property and Casualty Lines business segment offers several insurance products to the Company’s individual customers and small business customers. The major insurance products (lines of insurance business) are: private passenger automobile, which is the Company’s primary business, and related insurance products such as homeowners, commercial automobile and commercial property. These related insurance products are primarily sold to the Company’s individual customers and small business customers, which increases retention of the Company’s private passenger automobile client base. The insurance products comprising the Property and Casualty Lines business segment are sold through the same distribution channels, mainly through independent and 100% owned insurance agents, and go through a similar underwriting process.

Other Lines

The Other Lines business segment represents an operating segment that does not meet the quantitative thresholds required to be considered a reportable segment. This operating segment offers automobile mechanical protection warranties which are primarily sold through automobile dealerships and credit unions.

The following table presents the Company's operating results by reportable segment:

	Three Months Ended March 31,
	2025			2024
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$1,275.8	$7.3	$1,283.1	$1,159.4	$7.3	$1,166.7
Less:
Losses	1,065.6	3.7	1,069.3	782.2	3.6	785.8
Loss adjustment expenses	151.0	0.5	151.5	117.8	0.4	118.2
Losses and loss adjustment expenses	1,216.6	4.2	1,220.8	900.0	4.0	904.0
Policy acquisition costs	225.8	2.9	228.7	193.1	2.9	196.0
Other operating expenses	78.9	0.6	79.5	76.2	0.9	77.1
Underwriting loss	(245.5)	(0.4)	(245.9)	(9.9)	(0.5)	(10.4)
Investment income			81.5			65.0
Net realized investment gains			23.3			38.2
Other income			6.0			4.2
Interest expense			(7.2)			(7.8)
Pre-tax (loss) income			$(142.3)			$89.2
Net (loss) income			$(108.3)			$73.5

The following table presents the Company’s net premiums earned and direct premiums written by reportable segment and line of insurance business:

	Three Months Ended March 31,
	2025			2024
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$858.6	$—	$858.6	$754.3	$—	$754.3
Homeowners	256.0	—	256.0	266.9	—	266.9
Commercial automobile	95.3	—	95.3	89.2	—	89.2
Other	65.9	7.3	73.2	49.0	7.3	56.3
Net premiums earned	$1,275.8	$7.3	$1,283.1	$1,159.4	$7.3	$1,166.7

Private passenger automobile	$906.5	$—	$906.5	$825.5	$—	$825.5
Homeowners	344.2	—	344.2	302.1	—	302.1
Commercial automobile	106.5	—	106.5	104.0	—	104.0
Other	81.3	6.9	88.2	62.9	6.6	69.5
Direct premiums written	$1,438.5	$6.9	$1,445.4	$1,294.5	$6.6	$1,301.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Certain statements contained in this report are forward-looking statements based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for the Company’s insurance products, inflation and general economic conditions, including general market risks associated with the Company’s investment portfolio; the accuracy and adequacy of the Company’s pricing methodologies; catastrophes in the markets served by the Company; uncertainties related to estimates, assumptions and projections generally; the possibility that actual loss experience may vary adversely from the actuarial estimates made to determine the Company’s loss reserves in general; the Company’s ability to obtain and the timing of the approval of premium rate changes for insurance policies issued in the states where it operates; legislation adverse to the automobile or homeowners insurance industry or business generally that may be enacted in the states where the Company operates; the Company’s success in managing its business in non-California states; the presence of competitors with greater financial resources and the impact of competitive pricing and marketing efforts; the Company's ability to successfully allocate the resources used in the states with reduced or exited operations to its operations in other states; changes in driving patterns and loss trends; acts of war and terrorist activities; pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases; court decisions and trends in litigation and health care and auto repair costs; and legal, cybersecurity, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the "SEC") on February 11, 2025.
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

The following tables present direct premiums written, by state and line of insurance business, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$771,889	$236,535	$78,629	$83,938	$1,170,991	81.1%
Texas	31,836	55,043	17,463	1,882	106,224	7.3%
Other states (1)	102,748	52,667	10,437	2,376	168,228	11.6%
Total	$906,473	$344,245	$106,529	$88,196	$1,445,443	100.0%
	62.7%	23.8%	7.4%	6.1%	100.0%

	Three Months Ended March 31, 2024
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$682,146	$208,000	$73,338	$65,643	$1,029,127	79.1%
Texas	34,054	51,372	18,197	1,486	105,109	8.1%
Other states (1)	109,325	42,775	12,454	2,334	166,888	12.8%
Total	$825,525	$302,147	$103,989	$69,463	$1,301,124	100.0%
	63.5%	23.2%	8.0%	5.3%	100.0%
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

The following table presents a summary of recent and upcoming examinations:

State	Exam Type	Exam Period Covered	Status
TX	Market Conduct	2022	Examination reports were issued in the first quarter of 2025.

During the course of and at the conclusion of the examinations, the examining DOI generally reports findings to the Company. No material findings have been communicated to the Company in the Texas market conduct examination reports noted above.

In late 2024, as part of the California insurance commissioner’s “Sustainable Insurance Strategy,” the California DOI issued two regulations that may impact how insurers price and write certain of their California property insurance policies: one allowing insurers to incorporate catastrophe modeling into rate-making with a requirement for them to align their share of insured properties in distressed wildfire-prone areas of the state to at least 85% of their state-wide market share, which may be increased by 5% per year, if necessary, until that level is reached; and the other allowing insurers to incorporate reinsurance costs into rate-making for certain specific catastrophe perils and wildfire exposures when meeting the same requirement governing the use of catastrophe modeling. The California insurance commissioner has also implemented changes to the California FAIR Plan, expanding coverage offerings and changing the assessment and recoupment processes in order to enhance market stability: the FAIR Plan’s member insurers may now request the California insurance commissioner’s prior approval to collect temporary supplemental fees from their own policyholders in order to recoup up to 50% of amounts assessed up to $1 billion in aggregate assessments in the industry and 100% of all amounts assessed over that $1 billion threshold for each of personal and commercial lines of insurance business, and 100% of all amounts assessed over $2 billion in aggregate assessments in the industry for the combined personal and commercial lines of insurance business. The Company is expected to adhere to the market-share requirements in order to incorporate catastrophe modeling and reinsurance costs into its rate-making, although the process to file, gain approval, and implement the revised rates will likely not be complete until late 2025 at the earliest.

During the first quarter of 2025, the Company contributed $50 million to the California FAIR Plan to strengthen the FAIR Plan's capital position following the significant losses resulting from the Southern California wildfires in January 2025. The Company has filed for approval from the California DOI to recoup $25 million through temporary supplemental fees from its policyholders, as allowed under the changes to the California FAIR Plan described above.

In January 2025, the California DOI approved a 12% rate increase on the California homeowners line of insurance business. This rate increase became effective in March 2025. The California homeowners line of insurance business represented approximately 13% of the Company's total net premiums earned for the three months ended March 31, 2025.

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of any additional regulatory or legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and Note 12. Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report.

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

The Company analyzes catastrophe losses separately from non-catastrophe losses. The Company classifies certain losses as catastrophe losses based on catastrophe events designated by Property Claim Services, a unit of Insurance Services Office, Inc. For catastrophe losses, the Company generally determines claim counts based on claims reported and development expectations from previous catastrophes and applies an average expected loss per claim based on loss reserves established by adjusters and average losses on previous similar catastrophes. For those properties that were totally or near totally destroyed, the Company considers insured values by specific coverage types (dwelling, additional replacement cost, contents, debris removal, living expenses, etc.) and to what extent those limits will be utilized, to determine loss amounts on those claims.
At March 31, 2025 and December 31, 2024, the Company recorded its point estimate of approximately $3.79 billion and $3.15 billion ($3.41 billion and $3.12 billion, net of reinsurance), respectively, in loss reserves, which included approximately $2.34 billion and $1.92 billion ($2.34 billion and $1.92 billion, net of reinsurance), respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to March 31, 2025 and December 31, 2024, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
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
For a further discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenues

Net premiums earned increased 10.0% and net premiums written increased 2.3% for the three months ended March 31, 2025, from the corresponding period in 2024. The increases in net premiums earned and net premiums written were primarily due to rate increases in the California automobile and homeowners lines of insurance business, partially offset by an increase in reinsurance premiums ceded.

Net premiums earned included ceded premiums earned of $106.7 million and $31.1 million for the three months ended March 31, 2025 and 2024, respectively. Net premiums written included ceded premiums written of $156.8 million and $31.3 million for the three months ended March 31, 2025 and 2024, respectively. The increases in ceded premiums earned and ceded premiums written resulted mostly from reinsurance reinstatement premiums earned and written of $50 million and $101 million, respectively, and the accelerated expensing of the remaining annual reinsurance premiums of $26 million under the Treaty for use of reinsurance coverages associated with the Southern California wildfires that occurred in the first quarter of 2025.

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

The following is a reconciliation of net premiums earned to net premiums written:

	Three Months Ended March 31,
	2025	2024

	(Amounts in thousands)
Net premiums earned	$1,283,069	$1,166,679
Change in net unearned premiums	31,311	118,305
Net premiums written	$1,314,380	$1,284,984

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended March 31,
	2025	2024

Loss ratio	95.1%	77.5%
Expense ratio	24.0%	23.4%
Combined ratio (1)	119.2%	100.9%
__________
(1) Combined ratio for the three months ended March 31, 2025 does not sum due to rounding.

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio for the first quarter of 2025 and 2024 was affected by favorable development of approximately $51 million and $6 million, respectively, on prior accident years' loss and loss adjustment expense reserves. The favorable development for the first quarter of 2025 was primarily attributable to lower than estimated losses in the automobile line of insurance business, and the homeowners line of insurance business, including favorable development on the prior years' catastrophe losses. The favorable development for the first quarter of 2024 was primarily attributable to lower than estimated loss adjustment expenses in the private passenger automobile line of insurance business, partially offset by unfavorable development on prior years' catastrophe losses.

In addition, the 2025 loss ratio was negatively impacted by approximately $459 million of catastrophe losses, excluding favorable development of approximately $12 million on prior years' catastrophe losses, primarily due to Southern California wildfires. See Note 10. Loss and Loss Adjustment Expense Reserves of the Notes to Consolidated Financial Statements for additional information. The 2024 loss ratio was negatively impacted by approximately $68 million of catastrophe losses, excluding unfavorable development of approximately $4 million on prior years' catastrophe losses, primarily due to winter storms and rainstorms in California and convective storms in Texas and Oklahoma.

Excluding the effects of estimated prior accident years’ loss development and catastrophe losses, the loss ratio was 63.4% and 72.2% for the first quarter of 2025 and 2024, respectively. The decrease in the loss ratio was primarily due to rate increases in the California automobile and homeowners lines of insurance business, coupled with decreases in loss frequency across many states and lines of insurance business, partially offset by an increase in loss severity in the California private passenger automobile line of insurance business.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for the three months ended March 31, 2025 increased slightly compared to the corresponding period in 2024, which was largely attributable to increases in contingent commissions and advertising expenses, as well as increases in ceded premiums earned due to reinstatement premiums and accelerated expensing of annual reinsurance premiums resulting from the Southern California wildfires, partially offset by the rate increases, as discussed above.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax (benefit) expense was $(34.0) million and $15.8 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in income tax expense was primarily due to a $231.5 million decrease in total pre-tax income. The Company’s effective income tax rate can be affected by several factors. These generally relate to large changes in the composition of fully taxable income, including net realized investment gains or losses, tax-exempt investment income, non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. Income tax benefit of $34.0 million on pre-tax loss of $142.3 million, including tax-exempt investment income of $20.9 million, resulted in an effective tax rate of 23.9%, above the statutory tax rate of 21%, for the three months ended March 31, 2025, and income tax expense of $15.8 million on pre-tax income of $89.2 million, including tax-exempt investment income of $20.5 million, resulted in an effective tax rate of 17.7%, below the statutory tax rate, for the corresponding period in 2024.

Investments

The following table presents the investment results of the Company:

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
Average invested assets at cost (1)	$5,594,499	$5,358,848
Net investment income (2) (3)
Before income taxes	$81,479	$65,018
After income taxes	$67,850	$54,880
Average annual yield on investments (2)
Before income taxes	4.9%	4.4%
After income taxes	4.1%	3.8%
Net realized investment gains	$23,321	$38,192
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets excluding cash for each period.
(2) Net investment income includes approximately $13.1 million and $5.6 million of interest income earned on cash (approximately $10.3 million and $4.5 million after tax) for the three months ended March 31, 2025 and 2024, respectively. Average annual yield on investments does not include interest income earned on cash.
(3) Higher net investment income before and after income taxes for the three months ended March 31, 2025 compared to the corresponding period in 2024 resulted largely from higher average yield combined with higher average invested assets and cash. Average annual yield on investments before and after income taxes for the three months ended March 31, 2025 increased compared to the corresponding period in 2024, primarily due to the sale of certain low-yielding investments with a total fair value of approximately $600 million in January 2025 to provide ample liquidity for claims resulting from the January 2025 Southern California wildfires and to reduce volatility in the investment portfolio. The average annual yield on those investments sold was lower than that on the entire investment portfolio.

The following tables present the components of net realized investment gains or losses included in net income or loss:

	Three Months Ended March 31, 2025
	Gains (Losses) Recognized in Net Loss
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1) (2) (4)	$(17,018)	$17,407	$389
Equity securities (1) (3) (4)	48,551	(26,762)	21,789
Short-term investments (1)	—	(3)	(3)
Notes receivable (1)	—	483	483
Options sold	1,102	(439)	663
Total	$32,635	$(9,314)	$23,321

	Three Months Ended March 31, 2024
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1) (2)	$(24)	$(9,294)	$(9,318)
Equity securities (1) (3)	8,956	34,498	43,454
Short-term investments (1)	—	(104)	(104)
Note receivable (1)	—	(156)	(156)
Options sold	4,404	(88)	4,316
Total	$13,336	$24,856	$38,192
__________
(1)The changes in fair value of the investment portfolio and notes receivable resulted from application of the fair value option.
(2)The increase in fair value of fixed maturity securities for the three months ended March 31, 2025 primarily resulted from decreases in overall market interest rates. The decrease in fair value of fixed maturity securities for the three months ended March 31, 2024 primarily resulted from increases in overall market interest rates.
(3)The decrease in fair value of equity securities for the three months ended March 31, 2025 primarily resulted from the overall decline in equity markets. The increase in fair value of equity securities for the three months ended March 31, 2024 primarily resulted from the overall improvement in equity markets.
(4)The gains and losses on sales for the three months ended March 31, 2025 primarily relate to the sale of low-yielding stocks and bonds in January 2025 to generate ample liquidity following the Southern California wildfires.

Net Income (Loss)

	Three Months Ended March 31,
	2025	2024

	(Amounts in thousands, except per share data)
Net (loss) income	$(108,327)	$73,462
Basic average shares outstanding	55,389	55,371
Diluted average shares outstanding	55,389	55,372
Basic Per Share Data:
Net (loss) income	$(1.96)	$1.33
Net realized investment gains, net of tax	$0.33	$0.54
Diluted Per Share Data:
Net (loss) income	$(1.96)	$1.33
Net realized investment gains, net of tax	$0.33	$0.54

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations in each full year since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $1,492.9 million at March 31, 2025, the Company believes its cash flow from future operations is adequate to satisfy its liquidity requirements. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the three months ended March 31, 2025 was $(68.7) million, a decrease of $261.4 million compared to the corresponding period in 2024. The decrease was primarily due to an increase in payments for losses and loss adjustment expenses and an increase in payments for commissions and other acquisition costs, partially offset by an increase in premium collections and an increase in investment income received. The Company utilized the cash provided by investing activities of approximately $651.6 million during the three months ended March 31, 2025, primarily for payment of losses from the Southern California wildfires and payment of dividends to its shareholders, with the remaining invested in short-term cash accounts.

The following table presents the estimated fair value of fixed maturity securities at March 31, 2025 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$178,603
Due after one year through two years	298,972
Due after two years through three years	228,284
Due after three years through four years	210,476
Due after four years through five years	227,735
Total due within five years	$1,144,070

B. Reinsurance
For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake.
The Company is the assuming reinsurer under a Catastrophe Participation Reinsurance Contract (the "Contract") effective through December 31, 2025. The Company reimburses a group of affiliates of a ceding company for a proportional share of a portfolio of catastrophe losses based on the premiums ceded to the Company under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 73.5%. The total assumed premium under the Contract is $15.0 million for each of the 12-month periods ending December 31, 2023 through 2025. The total amount of losses that can be ceded to the Company under the Contract is $30.0 million for each of the 12-month periods ending December 31, 2023 through 2025. The Company recognized $3.8 million in earned premiums for each of the three-month periods ended March 31, 2025 and 2024, and $(1.7) million and $(4.7) million in incurred losses for the three months ended March 31, 2025 and 2024, respectively, under the Contract. The negative incurred losses for the three months ended March 31, 2025 and 2024 resulted primarily from favorable development on prior years' catastrophe losses that had been ceded to the Company under the Contract.
The Company is the assuming reinsurer under a Property Quota Share Reinsurance Contract ("Quota Share") and reimburses ceding companies for a proportional share of losses based on the premiums ceded to the Company under the Quota Share. The total annual assumed premium under the Quota Share is approximately $11 million. The total annual amount of losses that can be ceded to the Company under the Quota Share is approximately $32 million. The Company recognized $2.6 million in earned premiums and $2.1 million in incurred losses for the three months ended March 31, 2025 under the Quota Share. The Quota Share commenced on January 1, 2025 and is effective through December 31, 2025.

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
(2) The reinstatement premium and the total combined premium for the treaty period ending June 30, 2025 are projected amounts to be paid based on the latest information available. The reinstatement premium for the treaty period ended June 30, 2024 is zero, as there were no actual reinstatement premiums paid.

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

The catastrophe events that occurred in 2025 caused approximately $1,773 million in losses and loss adjustment expenses to the Company, resulting primarily from Southern California wildfires. All of the reinsurance benefits available for the 12 months ending June 30, 2025 under the Treaty, approximately $1,290 million, was used up for losses from these wildfires in the first quarter of 2025, and limits totaling $1,238 million have been reinstated. See Note 10. Loss and Loss Adjustment Expense Reserves of the Notes to Consolidated Financial Statements for additional information.

The catastrophe events that occurred in 2024 caused approximately $256 million in losses to the Company as of March 31, 2025, resulting primarily from tornadoes, hailstorms and convective storms in Texas and Oklahoma, winter storms, rainstorms and wildfires in California, and the impact of Hurricane Helene in Florida and Georgia. No reinsurance benefits were available under the Treaty for these losses as none of the 2024 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $150 million and $100 million under the Treaty for the 12 months ending June 30, 2025 and 2024, respectively.

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
The following table presents the composition of the total investment portfolio of the Company at March 31, 2025:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$73,410	$73,469
Municipal securities	2,833,999	2,809,758
Mortgage-backed securities	277,943	268,687
Corporate securities	734,728	728,308
Collateralized loan obligations	617,231	610,877
Other asset-backed securities	114,421	108,959
	4,651,732	4,600,058
Equity securities:
Common stock	367,297	449,560
Non-redeemable preferred stock	52,205	41,826
Private equity funds measured at net asset value (2)	111,494	96,955
	530,996	588,341
Short-term investments	208,121	208,143
Total investments	$5,390,849	$5,396,542
______________
(1)    Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.
(2)    The fair value is measured using the NAV practical expedient. See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.
At March 31, 2025, 38.4% of the Company’s total investment portfolio at fair value and 45.1% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At March 31, 2025, 99.2% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.

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

The following table presents the maturities and durations of the Company's fixed maturity securities and short-term investments:

	March 31, 2025	December 31, 2024

	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	12.4	11.7
including short-term investments	11.9	11.1
Call-adjusted average maturity:
excluding short-term investments	4.3	4.2
including short-term investments	4.1	4.0
Modified duration reflecting anticipated early calls:
excluding short-term investments	3.9	3.6
including short-term investments	3.8	3.4
Short-Term Investments	—	—

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at March 31, 2025, consistent with the average rating at December 31, 2024. The Company's municipal bond holdings, of which 73.8% were tax exempt, represented 45.1% of its fixed maturity securities portfolio at March 31, 2025, at fair value, and are broadly diversified geographically. See Part I-Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and credit quality ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At March 31, 2025, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $6.3 million and $27.9 million, respectively, at fair value, and represented 0.1% and 0.6%, respectively, of total fixed maturity securities. At December 31, 2024, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $6.2 million and $62.3 million, respectively, at fair value, and represented 0.1% and 1.3%, respectively, of total fixed maturity securities.
The overall credit ratings for the Company’s fixed maturity securities portfolio were relatively stable during the three months ended March 31, 2025, with 98.2% of fixed maturity securities at fair value experiencing no change in their overall rating. 1.2% and 0.6% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the three months ended March 31, 2025.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	March 31, 2025
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds and agencies:
Agencies	$—	$10,000	$—	$—	$—	$10,000
Treasuries	7,559	55,910	—	—	—	63,469
Total	7,559	65,910	—	—	—	73,469
	10.3%	89.7%	—%	—%	—%	100.0%
Municipal securities:
Insured	14,527	247,313	147,039	26,463	1,001	436,343
Uninsured	73,753	917,098	1,239,100	140,255	3,209	2,373,415
Total	88,280	1,164,411	1,386,139	166,718	4,210	2,809,758
	3.1%	41.5%	49.4%	5.9%	0.1%	100.0%
Mortgage-backed securities:
Commercial	14,180	—	296	—	—	14,476
Agencies	223	71,079	—	—	—	71,302
Non-agencies:
Prime	62,168	119,375	—	—	339	181,882
Alt-A	—	408	99	—	520	1,027
Total	76,571	190,862	395	—	859	268,687
	28.5%	71.1%	0.1%	—%	0.3%	100.0%
Corporate securities:
Basic Materials	—	—	—	4,541	—	4,541
Communications	—	—	—	3,835	—	3,835
Consumer, cyclical	—	1,967	29,867	23,404	—	55,238
Consumer, non-cyclical	—	6,815	63,397	8,069	—	78,281
Energy	—	6,567	8,137	39,381	—	54,085
Financial	—	23,300	275,181	34,887	4,080	337,448
Industrial	—	62,099	93,170	15,707	—	170,976
Technology	—	—	1,733	—	—	1,733
Utilities	—	—	6,893	15,278	—	22,171
Total	—	100,748	478,378	145,102	4,080	728,308
	—%	13.8%	65.7%	19.9%	0.6%	100.0%
Collateralized loan obligations:
Corporate	139,950	207,119	238,756	—	25,052	610,877
Total	139,950	207,119	238,756	—	25,052	610,877
	22.9%	33.9%	39.1%	—%	4.1%	100.0%

Other asset-backed securities	2,000	2,376	65,365	39,218	—	108,959
	1.8%	2.2%	60.0%	36.0%	—%	100.0%
Total	$314,360	$1,731,426	$2,169,033	$351,038	$34,201	$4,600,058
	6.8%	37.6%	47.3%	7.6%	0.7%	100.0%
_____________
(1)Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds and Agencies

The Company had $73.5 million and $93.8 million, or 1.6% and 1.9% of its fixed maturity securities portfolio, at fair value, in U.S. government bonds and agencies at March 31, 2025 and December 31, 2024, respectively. Moody's and Fitch ratings for U.S. government-issued debt were Aaa and AA+, respectively, at each of March 31, 2025 and December 31, 2024. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds and agencies portfolio reflecting anticipated early calls was 1.4 years and 1.3 years at March 31, 2025 and December 31, 2024, respectively.

Municipal Securities

The Company had $2.81 billion and $2.99 billion, or 61.1% and 60.8% of its fixed maturity securities portfolio, at fair value, in municipal securities, $436.3 million and $492.7 million of which were insured, at March 31, 2025 and December 31, 2024, respectively. 26.2% and 26.0% of the Company's municipal securities, at fair value, were subject to federal taxes at March 31, 2025 and December 31, 2024, respectively.

The underlying ratings for insured municipal bonds have been factored into the average rating of the securities by the rating agencies with no significant disparity between the absolute securities ratings and the underlying credit ratings as of March 31, 2025 and December 31, 2024. At March 31, 2025 and December 31, 2024, 73.2% and 72.7%, respectively, of the insured municipal securities, at fair value, most of which were investment grade, were insured by bond insurers that provide credit enhancement and ratings reflecting the credit of the underlying issuers. At each of March 31, 2025 and December 31, 2024, the average rating of the Company’s insured municipal securities was A+, which corresponded to the average rating of the investment grade bond insurers. The remaining 26.8% and 27.3% of insured municipal securities at March 31, 2025 and December 31, 2024, respectively, were non-rated or below investment grade, and were insured by bond insurers that the Company believes did not provide credit enhancement. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 4.0 years and 3.6 years at March 31, 2025 and December 31, 2024, respectively.
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

Mortgage-Backed Securities

The Company had mortgage-backed securities portfolio of $268.7 million and $259.4 million, or 5.8% and 5.3% of the Company's fixed maturity securities portfolio at fair value, at March 31, 2025 and December 31, 2024, respectively. Substantially all of the Company's mortgage-backed securities portfolio at those dates was categorized as loans to “prime” residential and commercial real estate borrowers. The Company had holdings of $14.5 million and $16.0 million at fair value ($14.7 million and $16.3 million at amortized cost) in commercial mortgage-backed securities at March 31, 2025 and December 31, 2024, respectively.
The weighted-average rating of the entire mortgage-backed securities portfolio was AA+ at each of March 31, 2025 and December 31, 2024. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 4.5 years and 4.9 years at March 31, 2025 and December 31, 2024, respectively.

Corporate Securities

Corporate securities included in fixed maturity securities were as follows:

	March 31, 2025	December 31, 2024

	(Dollars in thousands)
Corporate securities at fair value	$728,308	$841,715
Percentage of total fixed maturity securities portfolio	15.8%	17.1%
Modified duration	3.1 years	3.0 years
Weighted-average rating	A	A

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities were as follows:

	March 31, 2025	December 31, 2024

	(Dollars in thousands)
Collateralized loan obligations at fair value	$610,877	$626,255
Percentage of total fixed maturity securities portfolio	13.3%	12.7%
Modified duration	5.2 years	4.9 years
Weighted-average rating	AA-	AA-

Other Asset-Backed Securities

Other asset-backed securities included in fixed maturity securities were as follows:

	March 31, 2025	December 31, 2024

	(Dollars in thousands)
Other asset-backed securities at fair value	$108,959	$105,096
Percentage of total fixed maturity securities portfolio	2.4%	2.1%
Modified duration	1.5 years	1.4 years
Weighted-average rating	A-	A-

Equity Securities

Equity holdings of $588.3 million and $879.2 million at fair value, as of March 31, 2025 and December 31, 2024, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The Company had a net (loss) gain of $(26.8) million and $34.5 million due to changes in fair value of the Company’s equity securities portfolio for the three months ended March 31, 2025 and 2024, respectively. The primary cause for the decrease in fair value of the Company’s equity securities portfolio for the three months ended March 31, 2025 was the overall decline in equity markets. The primary cause for the increase in fair value of the Company’s equity securities portfolio for the three months ended March 31, 2024 was the overall improvement in equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At March 31, 2025, 10.9% of the total investment portfolio at fair value was held in equity securities, compared to 14.5% at December 31, 2024. The Company reduced its equity security holdings in January 2025 to ensure ample liquidity for losses from the Southern California wildfires and to reduce volatility in the investment portfolio (see "Equity Price Risk" under Item 3 below).
D. Debt

The Company's debts at March 31, 2025 were $375 million of senior unsecured notes that are publicly traded and $200 million drawn under an unsecured credit facility. For additional information on these debts, see Note 11. Notes Payable of the Notes to Consolidated Financial Statements.

The Company was in compliance with all of the financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at March 31, 2025.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $1.88 billion at March 31, 2025, and net premiums written of $5.40 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.88 to 1 at March 31, 2025.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of March 31, 2025, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2024.

The following table presents fixed maturity municipal securities by state in descending order of holdings at fair value at March 31, 2025:

States	Fair Value	Average Rating
	(Amounts in thousands)
Florida	$341,288	A+
California	248,172	AA-
Texas	178,812	AA-
Pennsylvania	178,725	A+
New York	172,335	AA
Other states	1,690,426	A+
Total	$2,809,758

At March 31, 2025, the fixed maturity municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Florida and California. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.

Taxable fixed maturity securities represented 54.9% of the Company’s total fixed maturity securities portfolio at fair value at March 31, 2025. 0.2% of the Company’s taxable fixed maturity securities at fair value, representing 0.1% of its total fixed maturity securities portfolio at fair value, were rated below investment grade at March 31, 2025. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in equity markets.

At March 31, 2025, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $449.6 million in common stocks, $41.8 million in non-redeemable preferred stocks, and $97.0 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 8.3% of total investments at fair value at March 31, 2025. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

	(Amounts in thousands, except average Beta)
Average Beta	0.72	0.90
Hypothetical reduction of 25% in the overall value of the stock market	$80,584	$166,252
Hypothetical reduction of 50% in the overall value of the stock market	$161,167	$332,504

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
The fixed maturity securities portfolio, which represented 85.2% of total investments at March 31, 2025 at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 3.8 years and 3.4 years at of March 31, 2025 and December 31, 2024, respectively.

If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at March 31, 2025 would decrease by $181.1 million and $362.2 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company's fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of any additional legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. See also “Overview-C. Regulatory and Legal Matters” in Part I-Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 1A. Risk Factors

The Company’s business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 have not changed in any material respect, except for the changes made to the following risk factor.

The Company's business, financial condition and results of operations could be adversely affected by geopolitical conflicts and related disruptions in the global economy, including the imposition of tariffs.

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

Effective February 4, 2025, the U.S. announced additional tariffs for goods imported into the U.S. from Mexico, Canada, and China, which was followed by a series of other tariff-related announcements by the U.S. and other countries. Although the

Company cannot predict what additional actions may ultimately be taken by the U.S. or other governments with respect to tariffs or trade relations, such actions could increase the Company's loss costs due to higher repair and replacement costs for insured properties and cause a decline in the value of its investment portfolio due to disruptions in financial markets, which could adversely affect the Company's business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MERCURY GENERAL CORPORATION

Date: May 6, 2025	By:	/s/ Gabriel Tirador
Gabriel Tirador
Chief Executive Officer

Date: May 6, 2025	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer