Form 10-Q
period 2025-09-30
MERCURY GENERAL CORP
filed 2025-11-04
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At October 30, 2025, the registrant had issued and outstanding an aggregate of 55,388,627 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $5,175,844; $4,982,459)	$5,154,481	$4,913,378
Equity securities (cost $643,014; $795,068)	746,227	879,175
Short-term investments (cost $472,878; $283,792)	472,897	283,817
Total investments	6,373,605	6,076,370
Cash	1,252,575	720,257
Receivables:
Premiums	778,611	697,176
Allowance for credit losses on premiums receivable	(6,400)	(6,400)
Premiums receivable, net of allowance for credit losses	772,211	690,776
Accrued investment income	69,107	67,630
Other	59,741	62,118
Total receivables	901,059	820,524
Reinsurance recoverables (net of allowance for credit losses $266; $0)	175,768	28,613
Deferred policy acquisition costs	362,886	335,332
Fixed assets (net of accumulated depreciation $331,993; $321,454)	146,797	138,177
Operating lease right-of-use assets	13,483	13,407
Deferred income taxes	27,852	45,854
Goodwill	42,796	42,796
Other intangible assets, net	7,040	7,682
Other assets	68,881	81,620
Total assets	$9,372,742	$8,310,632
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$3,595,972	$3,152,031
Unearned premiums	2,273,531	2,039,830
Notes payable	574,427	574,128
Accounts payable and accrued expenses	422,351	417,765
Operating lease liabilities	13,712	13,580
Current income taxes	81,845	20,752
Other liabilities	178,590	146,022
Total liabilities	7,140,428	6,364,108
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,389; 55,389	99,699	99,699
Retained earnings	2,132,615	1,846,825
Total shareholders’ equity	2,232,314	1,946,524
Total liabilities and shareholders’ equity	$9,372,742	$8,310,632

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Net premiums earned	$1,410,400	$1,320,652	$4,060,208	$3,723,355
Net investment income	83,970	72,738	244,208	206,726
Net realized investment gains	84,451	114,446	131,251	155,536
Other	6,105	22,538	21,022	23,837
Total revenues	1,584,926	1,530,374	4,456,689	4,109,454
Expenses:
Losses and loss adjustment expenses	882,745	918,439	3,043,596	2,759,117
Policy acquisition costs	236,164	230,293	692,765	630,016
Other operating expenses	108,518	86,861	283,996	245,651
Interest	7,181	7,717	21,562	23,288
Total expenses	1,234,608	1,243,310	4,041,919	3,658,072
Income before income taxes	350,318	287,064	414,770	451,382
Income tax expense	69,915	56,208	76,223	84,496
Net income	$280,403	$230,856	$338,547	$366,886
Net income per share:
Basic	$5.06	$4.17	$6.11	$6.63
Diluted	$5.06	$4.17	$6.11	$6.63
Weighted average shares outstanding:
Basic	55,389	55,371	55,389	55,371
Diluted	55,389	55,376	55,389	55,374

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock, beginning of period	$99,699	$98,947	$99,699	$98,947
Common stock, end of period	99,699	98,947	99,699	98,947
Retained earnings, beginning of period	1,869,798	1,550,068	1,846,825	1,449,198
Net income	280,403	230,856	338,547	366,886
Dividends paid to shareholders	(17,586)	(17,581)	(52,757)	(52,741)
Retained earnings, end of period	2,132,615	1,763,343	2,132,615	1,763,343
Total shareholders’ equity, end of period	$2,232,314	$1,862,290	$2,232,314	$1,862,290

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$338,547	$366,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,720	53,844
Net realized investment gains	(131,251)	(155,536)
Net gains on sales of fixed assets	(2,690)	(20,113)
Loss on property held for sale	—	6,420
Increase in premiums receivable	(81,435)	(123,554)
(Increase) decrease in reinsurance recoverables	(147,156)	3,928
Changes in current and deferred income taxes	79,095	40,583
Increase in deferred policy acquisition costs	(27,554)	(47,562)
Increase in loss and loss adjustment expense reserves	443,941	287,988
Increase in unearned premiums	233,701	341,250
Increase in accounts payable and accrued expenses	6,465	54,559
Other, net	33,932	(19,894)
Net cash provided by operating activities	799,315	788,799
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(1,318,484)	(1,221,342)
Sales	421,353	163,105
Calls or maturities	669,936	562,132
Equity securities available for sale in nature:
Purchases	(1,452,843)	(1,276,932)
Sales	1,681,568	1,193,926
Calls	—	7,185
Changes in securities payable and receivable	(19,837)	14,026
Increase in short-term investments	(189,066)	(99,233)
Purchases of fixed assets	(44,416)	(33,814)
Sales of fixed assets	34,153	12,707
Other, net	4,710	8,966
Net cash used in investing activities	(212,926)	(669,274)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(52,757)	(52,741)
Payments on finance lease obligations	(1,314)	(1,412)
Net cash used in financing activities	(54,071)	(54,153)
Net increase in cash	532,318	65,372
Cash:
Beginning of the year	720,257	550,903
End of period	$1,252,575	$616,275
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$25,362	$26,783
Income taxes (refunded) paid, net	$(2,877)	$43,912

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation
The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at September 30, 2025 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for more complete descriptions and discussions. Operating results and cash flows for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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
Earnings (Loss) per Share
There were no potentially dilutive securities with anti-dilutive effect for the three and nine months ended September 30, 2025 and 2024.
Dividends per Share
The Company declared and paid a dividend per share of $0.3175 during each of the three-month periods ended September 30, 2025 and 2024, and dividends per share of $0.9525 during each of the nine-month periods ended September 30, 2025 and 2024.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $236.2 million and $230.3 million for the three months ended September 30, 2025 and 2024, respectively, and $692.8 million and $630.0 million for the nine months ended September 30, 2025 and 2024, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $11.5 million and $6.5 million for the three months ended September 30, 2025 and 2024, respectively, and $24.4 million and $13.8 million for the nine months ended

September 30, 2025 and 2024, respectively.

Fixed Assets

An office building located in Folsom, California was classified as a property held for sale at June 30, 2024, and a loss of $5.4 million recognized as a result of the held-for-sale classification was included in other revenues in the Company's consolidated statements of operations for the nine months ended September 30, 2024. The Company completed the sale of this property in May 2025 for a total sale price of $13.0 million, and recognized a gain of $2.7 million at closing of the sale, which is included in other revenues in the Company's consolidated statements of operations for the nine months ended September 30, 2025.

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

The effect of reinsurance on property and casualty premiums written and earned was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Amounts in thousands)
Premiums Written
Direct	$1,554,908	$1,458,934	$4,470,544	$4,133,920
Ceded	(63,467)	(42,938)	(224,202)	(106,121)
Assumed	589	137	26,084	15,381
Net	$1,492,030	$1,416,133	$4,272,426	$4,043,180
Premiums Earned
Direct	$1,459,263	$1,351,870	$4,242,795	$3,794,663
Ceded	(63,243)	(42,444)	(224,342)	(104,894)
Assumed	6,941	3,856	19,608	11,578
Net	$1,402,961	$1,313,282	$4,038,061	$3,701,347

The Company recognized ceded premiums earned of approximately $63.2 million and $42.4 million for the three months ended September 30, 2025 and 2024, respectively, and $224.3 million and $104.9 million for the nine months ended September 30, 2025 and 2024, respectively, which are included in net premiums earned in its consolidated statements of operations. The comparatively large ceded premiums earned for the nine months ended September 30, 2025 is due to reinstatement premiums paid for use of reinsurance coverages associated with the Palisades and Eaton wildfires. The Company recognized ceded losses and loss adjustment expenses of approximately $(28) thousand and $(1.5) million for the three months ended September 30, 2025 and 2024, respectively, and $1,292.9 million and $(2.5) million for the nine months ended September 30, 2025 and 2024, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The large ceded losses and loss adjustment expenses for the nine months ended September 30, 2025 is due to the Palisades and Eaton wildfires that occurred in the first quarter of 2025. The negative ceded losses and loss adjustment expenses for the three months ended September 30, 2025 and 2024 and nine months ended September 30, 2024 are primarily the result of favorable development on prior years' catastrophe losses that were ceded to the Company's reinsurers.

The Company's insurance subsidiaries, as primary insurers, are required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.

Revenue from Contracts with Customers (Topic 606)

The Company's revenue from contracts with customers is commission income earned from third-party insurers by its 100% owned insurance agencies, which amounted to approximately $7.7 million and $6.4 million, with related expenses of $3.9 million and $3.2 million, for the three months ended September 30, 2025 and 2024, respectively, and $21.6 million and $18.0 million, with related expenses of $11.1 million and $9.6 million, for the nine months ended September 30, 2025 and 2024, respectively. All of the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting (see Note 13. Segment Information).

As of September 30, 2025 and December 31, 2024, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

Allowance for Credit Losses

Financial Instruments - Credit Losses (Topic 326) uses the "expected loss" methodology for recognizing credit losses for financial assets that are not accounted for at fair value through net income. The Company's investment portfolio, excluding accrued investment income, was not affected by Topic 326 as it applies the fair value option to all of its investments. The estimated allowance amounts for credit losses at September 30, 2025 primarily related to premiums receivable and reinsurance recoverables.

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

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Amounts in thousands)
Beginning balance	$6,300	$6,000	$6,400	$5,300
Provision during the period for expected credit losses	703	763	1,752	2,735
Write-off amounts during the period	(866)	(908)	(2,615)	(2,566)
Recoveries during the period of amounts previously written off	263	245	863	631
Ending balance	$6,400	$6,100	$6,400	$6,100

Reinsurance Recoverables
Reinsurance recoverables are balances due to the Company from its reinsurers for paid and unpaid losses and loss adjustment expenses. Generally, the Company uses a default analysis to estimate uncollectible reinsurance recoverables. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral and any liabilities held by the Company subject to a right of offset, and future default factors used to estimate the probability that the reinsurer may be unable to meet its future obligations in full. The determination of the future default factor is based on a historical default factor published by a major rating agency applicable to the particular financial strength rating class. Based on its past experience with major catastrophes, the Company made the assumption that the majority of the reinsurance recoverable balances on unpaid losses outstanding at September 30, 2025 will be billed and collected or written off over the course of the next five years, and that the outstanding reinsurance recoverable balances on paid losses will be collected or written off within a year.

The following table presents a summary of changes in allowance for credit losses on reinsurance recoverables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Amounts in thousands)
Beginning balance	$559	$4	$—	$12
Provision during the period for expected credit losses	(293)	—	266	(8)
Write-off amounts during the period	—	—	—	—
Recoveries during the period of amounts previously written off	—	—	—	—
Ending balance	$266	$4	$266	$4

The allowance for credit losses on reinsurance recoverables for the three and nine months ended September 30, 2025 is largely related to losses ceded associated with the Palisades and Eaton wildfires that occurred in the first quarter of 2025.

Accrued Interest Receivables

The Company made certain accounting policy elections for its accrued interest receivables allowed under Topic 326: a) an election to present accrued interest receivable balances separately from the associated financial assets on the balance sheet, and b) an election not to measure an allowance for credit losses on accrued interest receivable amounts and instead write off uncollectible accrued interest amounts in a timely manner by reversing interest income. The Company's accrued interest receivable balances are included in accrued investment income receivable in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off during the nine months ended September 30, 2025 and 2024.

2. Recently Issued Accounting Standards

In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)—Targeted Improvements to the Accounting for Internal-Use Software." ASU 2025-06 is intended to improve the operability of Subtopic 350-40 by removing all references to software development project stages so that the guidance is neutral to different software development methods. An entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. Furthermore, ASU 2025-06 supersedes the website development costs guidance and incorporates the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. ASU 2025-06 is effective for annual and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets." ASU 2025-05 is related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606. It allows all entities to elect a practical expedient that assumes current conditions as of the balance sheet date do not change for the remaining life of the asset. The update also allows for an accounting policy election, which is not applicable to public business entities. Entities are required to disclose whether they have elected to use the practical expedient and, if applicable, the accounting policy election. ASU 2025-05 is effective for annual and interim reporting periods beginning after December 15, 2025 and is to be applied on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Disaggregation of Income Statement Expenses." ASU 2024-03 is intended to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. Although the amendments in ASU 2024-03 do not change or remove current expense disclosure requirements, they affect where this information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is evaluating the presentational effect that ASU 2024-03 will have on its notes to consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. The Company's consolidated annual financial statements will have certain presentation changes to the note on income taxes as a result of adoption of ASU 2023-09. The Company expects to adopt ASU 2023-09 on a prospective basis, though retrospective adoption is permitted.

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

The following table presents the fair values of financial instruments:

	September 30, 2025	December 31, 2024

	(Amounts in thousands)
Assets
Investments	$6,373,605	$6,076,370
Notes receivable	10,024	31,231
Liabilities
Options sold	599	213
Notes payable	573,172	566,812
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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at September 30, 2025 and December 31, 2024. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary of such VIEs. The Company's maximum exposure to loss with respect to these VIEs is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At September 30, 2025 and December 31, 2024, the Company had approximately $4 million and $5 million, respectively, in unfunded commitments to these VIEs.

Notes Receivable

In September 2024, the Company completed the sale of an office building located in Brea, California for a total sale price of $31.5 million. $21.4 million of the total sale price was received in the form of a promissory note. The note receivable was secured by the property sold, and bore interest at an annual rate of 7.0%. The term of the note receivable was four years and interest was paid in quarterly installments. The Company received the full principal payment of the note receivable and accrued interest in September 2025.

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

Notes Payable
The fair values of the Company’s publicly traded $375 million unsecured notes and its $200 million drawn under the unsecured credit facility at September 30, 2025 and December 31, 2024 were obtained from a third party pricing service.

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

The following table presents gains (losses) recognized due to changes in fair value of financial instruments pursuant to application of the fair value option:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Amounts in thousands)
Fixed maturity securities	$38,734	$63,178	$47,718	$52,162
Equity securities	26,615	23,835	19,106	39,640
Short-term investments	4	11	(6)	(27)
Total investment gains (losses)	$65,353	$87,024	$66,818	$91,775
Notes receivable	(387)	725	213	554
Total gains (losses)	$64,966	$87,749	$67,031	$92,329

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities
The Company’s fair value measurements are based on the market approach, which utilizes market transaction data for the same or similar instruments. The Company obtained unadjusted fair values on 98.5% of its investment portfolio at fair value from an independent pricing service at September 30, 2025.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $13.2 million and $16.0 million at fair value in commercial mortgage-backed securities at September 30, 2025 and December 31, 2024, respectively.

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
Level 3 measurements - Fair values of financial assets and financial liabilities are based on inputs that are both unobservable and significant to the overall fair value measurement, including any items in which the evaluated prices obtained elsewhere are deemed to be of a distressed trading level. At September 30, 2025 and December 31, 2024, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity funds measured at net asset value ("NAV") is determined using NAV as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. At September 30, 2025, the Company had capital invested in four such funds: the strategy of three such funds with a combined fair value of approximately $91.0 million at September 30, 2025 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers (including CLO equity and CLO mezzanine tranches), and equity interests in vehicles established to purchase and warehouse loans; the strategy of the other such fund with a fair value of approximately $7.1 million at September 30, 2025 is to achieve long-term capital appreciation through privately-negotiated venture capital investments in seed- and early-stage portfolio companies with technology-enabled business models. The Company had approximately $4 million in unfunded commitments at September 30, 2025 with respect to the private equity funds measured at NAV. The underlying assets of the funds are expected to be liquidated over the period of approximately one year to seven years from September 30, 2025. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of the funds. The Company will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets for all the funds.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	September 30, 2025
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$63,740	$—	$—	$63,740
Municipal securities	—	3,286,050	—	3,286,050
Mortgage-backed securities	—	281,892	—	281,892
Corporate securities	—	745,498	—	745,498
Collateralized loan obligations	—	671,664	—	671,664
Other asset-backed securities	—	105,637	—	105,637
Total fixed maturity securities	63,740	5,090,741	—	5,154,481
Equity securities:
Common stock	606,000	—	—	606,000
Non-redeemable preferred stock	—	42,132	—	42,132
Private equity funds measured at net asset value (1)				98,095
Total equity securities	606,000	42,132	—	746,227
Short-term investments:
Short-term bonds	—	9,000	—	9,000
Money market instruments	463,878	—	—	463,878
Other	19	—	—	19
Total short-term investments	463,897	9,000	—	472,897
Other assets:
Note receivable	—	10,024	—	10,024
Total assets at fair value	$1,133,637	$5,151,897	$—	$6,383,629
Liabilities
Other liabilities:
Options sold	$599	$—	$—	$599
Total liabilities at fair value	$599	$—	$—	$599

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$75,874	$17,963	$—	$93,837
Municipal securities	—	2,987,054	—	2,987,054
Mortgage-backed securities	—	259,421	—	259,421
Corporate securities	—	841,715	—	841,715
Collateralized loan obligations	—	626,255	—	626,255
Other asset-backed securities	—	105,096	—	105,096
Total fixed maturity securities	75,874	4,837,504	—	4,913,378
Equity securities:
Common stock	741,369	—	—	741,369
Non-redeemable preferred stock	—	42,603	—	42,603
Private equity funds measured at net asset value (1)				95,203
Total equity securities	741,369	42,603	—	879,175
Short-term investments:
Short-term bonds	—	1,655	—	1,655
Money market instruments	282,141	—	—	282,141
Other	21	—	—	21
Total short-term investments	282,162	1,655	—	283,817
Other assets:
Notes receivable	—	31,231	—	31,231
Total assets at fair value	$1,099,405	$4,912,993	$—	$6,107,601
Liabilities
Other liabilities:
Options sold	$213	$—	$—	$213
Total liabilities at fair value	$213	$—	$—	$213
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the nine months ended September 30, 2025 and 2024.

At September 30, 2025, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	September 30, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$374,427	$373,189	$—	$373,189	$—
Unsecured credit facility	200,000	199,983	—	199,983	—
Total	$574,427	$573,172	$—	$573,172	$—

	December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$374,128	$367,504	$—	$367,504	$—
Unsecured credit facility	200,000	199,308	—	199,308	—
Total	$574,128	$566,812	$—	$566,812	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at September 30, 2025 and December 31, 2024 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 11. Notes Payable for additional information on unsecured notes.

Unsecured Credit Facility
The fair values of the Company's $200 million drawn under the unsecured credit facility at September 30, 2025 and December 31, 2024 were based on the unadjusted quoted price for similar notes in active markets. See Note 11. Notes Payable for additional information on the unsecured credit facility.

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
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Derivatives
	September 30, 2025	December 31, 2024

	(Amount in thousands)
Options sold - Other liabilities	$599	$213
Total	$599	$213

	Gains Recognized in Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Amounts in thousands)
Options sold - Net realized investment gains	$2,616	$1,999	$4,324	$10,544
Total	$2,616	$1,999	$4,324	$10,544

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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2025 and 2024. No accumulated goodwill impairment losses existed at September 30, 2025 and December 31, 2024. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and nine months ended September 30, 2025 and 2024. All of the Company's goodwill is associated with the Property and Casualty business segment. See Note 13. Segment Information for additional information on the reportable business segment.
Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of September 30, 2025:
Customer relationships	$55,107	$(54,119)	$988	10
Trade names	15,400	(10,748)	4,652	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$76,207	$(69,167)	$7,040

As of December 31, 2024:
Customer relationships	$55,107	$(53,958)	$1,149	10
Trade names	15,400	(10,267)	5,133	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$76,207	$(68,525)	$7,682

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and nine months ended September 30, 2025 and 2024.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Amortization expense for other intangible assets was $0.2 million for each of the three-month periods ended September 30, 2025 and 2024, and $0.6 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.

The following table presents the estimated future amortization expense related to other intangible assets as of September 30, 2025:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2025	$214
2026	856
2027	856
2028	856
2029	811
Thereafter	2,047
Total	$5,640

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

Performance-based PSUs
During the nine months ended September 30, 2025, the Company granted a total "target" award of 168,088 performance-based PSUs to certain executive officers and other key employees of the Company. The payout value of the performance-based PSUs granted under the LTIP will be determined based on the achievement of specific, pre-established corporate performance objectives, and in part on individual performance, during the applicable three-year performance period (the "Performance Cycle"). The maximum payout level for the performance-based PSUs is 150% of the “target” award.
The following table presents the summary of the performance-based PSU grants as of September 30, 2025:

Grant year	2024	2025
Three-year performance period ending December 31,	2026	2027
Vesting shares, target (net of forfeited)	185,722	165,686
Vesting shares, maximum (net of forfeited)	278,583	248,529

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

Liabilities for the expected cash payout and associated compensation expenses are recognized based on management’s best estimate of the number of the performance-based PSUs expected to be vested resulting from the probable outcome of the performance-based vesting conditions, combined with the market price of the Company's common stock at the end of each reporting period. If the performance-based vesting conditions are not expected to be met for the Performance Cycle, no compensation cost will be recognized and any recognized compensation cost will be reversed. As of September 30, 2025, 17,212 of the total performance-based PSUs granted under the LTIP were forfeited because the recipients were no longer employed by the Company.
Restricted PSUs

The Company, from time to time, grants restricted PSUs to certain key employees, typically to retain such key employees. The restricted PSUs vest in three equal annual installments on each of the first three anniversaries of the grant date. The payout value of the restricted PSUs granted under the LTIP will be determined based on the closing price per share of the Company's common stock at each vesting date. The vested amount of the restricted PSUs is paid at the end of each annual vesting period. The Company granted 65,767 restricted PSUs during the nine months ended September 30, 2025, and a total of 105,746 restricted PSUs since the start of the LTIP as of September 30, 2025, 4,533 of which were forfeited because the recipients were no longer employed by the Company.
The Company recorded share-based compensation expense of approximately $6.1 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively, and $8.7 million and $3.2 million for the nine months ended September 30, 2025 and 2024, respectively, associated with the performance-based and restricted PSUs, which are mostly included in other operating expenses in its consolidated statements of operations. The Company recorded approximately $12.9 million and $4.6 million of accrued share-based compensation liability associated with the performance-based and restricted PSUs at September 30, 2025 and December 31, 2024, respectively, which are included in other liabilities in its consolidated balance sheets. A total of 6,809 and 8,525 restricted PSUs were vested during the three and nine months ended September 30, 2025, respectively.

9. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

There was no change in the total amount of unrecognized tax benefits related to tax uncertainties during the nine months ended September 30, 2025.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2022 through 2024 for federal taxes and 2021 through 2024 for state taxes.

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

At September 30, 2025, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax expenses or benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company believes that through projected future taxable income of an appropriate nature, the use of prudent tax planning strategies, and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act (“OBBBA”) which includes significant amendments to the Internal Revenue Code. The OBBBA makes permanent the immediate expensing of domestic research and experimental expenditures and provides a transition rule permitting the accelerated recovery of the unamortized balance of previously capitalized research and experimental costs. The Company’s consolidated financial statements for the nine months ended September 30, 2025 incorporated an estimate of additional current tax benefits of such previously unamortized amounts, which was not material to the consolidated financial statements other than reclassifications between current and deferred taxes, with no material impact to the combined total tax expense. In addition, the Company does not expect the OBBBA to have a material impact on its consolidated financial statements, other than reclassifications between current and deferred taxes, in the foreseeable future.

10. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Nine Months Ended September 30,
	2025	2024

	(Amounts in thousands)
Gross reserves, beginning of period	$3,152,031	$2,785,702
Reinsurance recoverables on unpaid losses, beginning of period	(28,645)	(32,148)
Net reserves, beginning of period	3,123,386	2,753,554
Incurred losses and loss adjustment expenses related to:
Current year	3,117,788	2,742,654
Prior years	(74,192)	16,463
Total incurred losses and loss adjustment expenses	3,043,596	2,759,117
Loss and loss adjustment expense payments related to:
Current year	1,476,133	1,342,081
Prior years	1,183,627	1,127,033
Total payments	2,659,760	2,469,114
Net reserves, end of period	3,507,222	3,043,557
Reinsurance recoverables on unpaid losses, end of period	88,750	30,133
Gross reserves, end of period	$3,595,972	$3,073,690

The decrease in the provision for insured events of prior years during the nine months ended September 30, 2025 of $74.2 million was primarily attributable to lower than estimated losses and loss adjustment expenses in the automobile and homeowners lines of insurance business, including favorable development on the prior years' catastrophe losses. The increase in the provision for insured events of prior years during the nine months ended September 30, 2024 of $16.5 million was primarily attributable to higher than estimated losses and loss adjustment expenses in the commercial automobile and commercial property lines of insurance business and catastrophe losses, partially offset by favorable development in the private passenger automobile and homeowners lines of insurance business.

For the nine months ended September 30, 2025 and 2024, the Company incurred catastrophe losses net of reinsurance of approximately $489 million and $236 million, respectively. Catastrophe losses incurred for the nine months ended September 30, 2025 was reduced by approximately $574 million of subrogation recorded on the Palisades and Eaton wildfires. The majority of 2025 catastrophe losses resulted from the Palisades and Eaton wildfires in California and severe storms in Texas and Oklahoma. The majority of 2024 catastrophe losses resulted from tornadoes, hailstorms and convective storms in Texas and Oklahoma, winter storms and rainstorms in California, and the impact of Hurricane Helene in Florida and Georgia. The Company experienced favorable development of approximately $18 million and unfavorable development of approximately $7 million on prior years' catastrophe losses for the nine months ended September 30, 2025 and 2024, respectively.

In January 2025, extreme wind-driven wildfires caused widespread damage across parts of Southern California, primarily in the communities of Pacific Palisades and Altadena. The two largest of these Southern California wildfires are known as the Palisades and Eaton wildfires. The Company recorded net catastrophe losses and loss adjustment expenses ("LAE") before taxes from the Palisades and Eaton wildfires of approximately $381 million in its consolidated statements of operations for the nine months ended September 30, 2025. The following table presents the components of net losses from the Palisades and Eaton wildfires as of September 30, 2025, June 30, 2025 and March 31, 2025:

	For the Nine Months Ended September 30, 2025	For the Six Months Ended June 30, 2025	For the Three Months Ended March 31, 2025

	(Amounts in thousands)
Gross losses and loss adjustment expenses	$2,174,675	$2,153,000	$2,149,000
Subrogation recoverable - Eaton fire (1) ***	(526,654)	(528,000)	(525,000)
Subrogation recovered and recoverable - Palisades fire (2) ***	(47,758)	(46,500)	—
Reinsurance recovered and recoverable (3)	(1,293,500)	(1,293,500)	(1,293,500)
Net catastrophe losses and loss adjustment expenses on Eaton and Palisades fires before FAIR Plan	$306,763	$285,000	$330,500

Company's share of FAIR Plan losses and loss adjustment expenses (4)	$99,216	$99,000	$108,500
Recoupable portion of FAIR Plan losses and loss adjustment expenses (5)	(25,000)	(25,000)	(25,000)
Net FAIR Plan losses and loss adjustment expenses	$74,216	$74,000	$83,500

Net losses and loss adjustment expenses on Eaton and Palisades fires (6)	$380,979	$359,000	$414,000
__________
(1)    The Company is actively pursuing subrogation against Southern California Edison ("SCE") on the Eaton fire. The Company recorded approximately $527 million in estimated subrogation recoveries, or approximately 55% of its estimated ultimate losses on the Eaton fire, as an offset against loss and loss adjustment expense reserves in its consolidated balance sheet at September 30, 2025, and thereby reduced losses and loss adjustment expenses by the same amount in its consolidated statements of operations for the nine months ended September 30, 2025. Although SCE has not admitted that its equipment caused the Eaton fire, significant evidence indicates that SCE's equipment was the cause of the Eaton fire. In addition, SCE has disclosed that it is probable that SCE will incur material losses from the Eaton fire and entered into a negotiated agreement without litigation with one insurance company to pay 52% of the losses incurred. For utility caused California wildfires occurring since 2017 through 2024 where SCE and other utility companies settled the subrogation claims without admitting fault, such companies have paid out average amounts equal to over 60% of the losses incurred with a range as low as 55% to over 70%. The Company believes that SCE has the wherewithal to settle the subrogation claims on the Eaton fire in a similar range of settlement amounts as on the recent past wildfires. SCE also has access to the California Wildfire Fund which provides additional funding to reimburse member utilities to pay wildfire claims. Based on the grounds described above as well as management's estimates and assumptions derived from industry experience, including recent market interest in the acquisition of the Company's subrogation rights on the Eaton fire, the Company believes $527 million is a reasonable estimate of probable recovery on the Eaton fire.
(2)    In June 2025, the Company sold its subrogation rights on the Palisades fire to a third party for a guaranteed percentage of losses incurred plus a share in the amount recovered above a certain threshold (“Upside Recovery’). The recovery amount from the guaranteed percentage of losses is approximately $48 million, with $27 million received as of September 30, 2025. The remaining balance of approximately $21 million at September 30, 2025 will be settled each quarter based on the amount of claims payments the Company makes subsequent to the previous settlement date. The Company recorded the total sale price of approximately $48 million as an offset against losses and loss adjustment expenses in its consolidated statements of operations for the nine months ended September 30, 2025. The Company did not record an amount for the potential Upside Recovery.
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
(4)    The Company is a member of the California FAIR Plan, the state's fire insurer of last resort. To the extent the FAIR Plan has losses exceeding its capital and reinsurance coverage, the FAIR Plan can assess its member companies for the shortfall based on each company’s California market share. The FAIR Plan had significant losses from the Palisades and Eaton wildfires, and the Company's share of the FAIR Plan losses from the Palisades and Eaton wildfires was approximately $99 million (an amount based on information provided to the Company directly from the FAIR Plan), which was recorded as part of the Company's losses from the Palisades and Eaton wildfires in its consolidated statements of operations for the nine months ended September 30, 2025.
(5)    The FAIR Plan assessed the Company $50 million to strengthen the FAIR Plan's capital position following the Palisades and Eaton wildfires in the first quarter of 2025. The California DOI allows for recoupment of 50% or $25 million of the

$50 million assessment via a temporary surcharge to the Company's policyholders. The Company has received approval from the California DOI to begin recouping the $25 million, which partially offset the Company's share of the FAIR Plan's losses of $99 million. Accordingly, the Company recorded a net loss of approximately $74 million for its share of the FAIR Plan's losses from the Palisades and Eaton wildfires in its consolidated statements of operations for the nine months ended September 30, 2025.
(6)    The Company recorded a net loss of approximately $22 million in its consolidated statements of operations for the three months ended September 30, 2025 due to an increase in estimated net losses and loss adjustment expenses on the Palisades and Eaton wildfires. The increase in estimated net losses and loss adjustment expenses is primarily due to updated estimates for partial losses.
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

As of September 30, 2025, the Company has paid out approximately $1,404 million for losses and loss adjustment expenses related to the Palisades and Eaton wildfires. The Company has received 100% of the reinsurance recoverable amounts billed to its reinsurers through September 30, 2025.

The Company exhausted the catastrophe reinsurance limits for the treaty year ended June 30, 2025 on the Palisades and Eaton wildfires, which triggered a full reinstatement of the limits with payment of $101 million of reinstatement premiums. The reinstatement premiums paid were recorded as reductions to the Company’s net premiums written and earned for the nine months ended September 30, 2025.

11. Notes Payable

The following table presents information about the Company's notes payable:

	Lender	Interest Rate	Maturity Date	September 30, 2025	December 31, 2024

				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, BMO Bank and U.S. Bank	Term SOFR plus 112.5-150.0 basis points	November 18, 2027	200,000	200,000
Total principal amount				575,000	575,000
Less unamortized discount and debt issuance costs(3)				573	872
Total debt				$574,427	$574,128
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
(2)On March 31, 2021, the Company entered into an unsecured $75 million five-year revolving credit facility. On November 18, 2022, the Company entered into the First Amendment to this credit facility. The First Amendment extended the maturity date of the loan to November 16, 2026 from March 31, 2026 with possible further extension if certain conditions are met, increased the aggregate commitments by all the lenders to $200 million from $75 million, and replaced the LIBOR with the Term SOFR. On November 30, 2023, the Company entered into the Second Amendment to this credit facility, which further increased the aggregate commitments by all the lenders to $250 million from $200 million. On November 22, 2024, the Company entered into the Third Amendment to this credit facility, which extended and fixed the maturity date of the loan to November 18, 2027. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from Term SOFR plus 112.5 basis points when the ratio is under 20% to Term SOFR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 20.5% at September 30, 2025, resulting in a 15.0 basis point commitment fee on any undrawn portion of the credit facility. As of October 30, 2025, a total of $200 million was drawn under this facility on a three-month revolving basis at an annual interest rate of approximately 5.48%, with $50 million available to be drawn. The Company contributed $150 million of the total amount drawn to the surplus of its consolidated insurance subsidiaries, and used the remainder for general corporate purposes.
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

The following tables present the Company's operating results by reportable segment:

	Three Months Ended September 30,
	2025			2024
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$1,403.0	$7.4	$1,410.4	$1,313.3	$7.4	$1,320.7
Less:
Losses	735.3	3.8	739.1	782.4	3.8	786.2
Loss adjustment expenses	143.2	0.5	143.7	131.6	0.6	132.2
Losses and loss adjustment expenses	878.5	4.3	882.8	914.0	4.4	918.4
Policy acquisition costs	231.8	4.4	236.2	226.3	4.0	230.3
Other operating expenses	107.6	0.9	108.5	85.9	0.9	86.8
Underwriting gain (loss)	185.1	(2.2)	182.9	87.1	(1.9)	85.2
Investment income			84.0			72.7
Net realized investment gains			84.5			114.4
Other income			6.1			22.5
Interest expense			(7.2)			(7.7)
Pre-tax income			$350.3			$287.1
Net income			$280.4			$230.9

	Nine Months Ended September 30,
	2025			2024
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$4,038.1	$22.1	$4,060.2	$3,701.3	$22.1	$3,723.4
Less:
Losses	2,594.2	11.4	2,605.6	2,361.5	11.3	2,372.8
Loss adjustment expenses	436.5	1.5	438.0	384.9	1.4	386.3
Losses and loss adjustment expenses	3,030.7	12.9	3,043.6	2,746.4	12.7	2,759.1
Policy acquisition costs	682.6	10.2	692.8	620.2	9.8	630.0
Other operating expenses	281.7	2.3	284.0	243.3	2.3	245.6
Underwriting gain (loss)	43.1	(3.3)	39.8	91.4	(2.7)	88.7
Investment income			244.2			206.7
Net realized investment gains			131.3			155.5
Other income			21.1			23.8
Interest expense			(21.6)			(23.3)
Pre-tax income			$414.8			$451.4
Net income			$338.5			$366.9

The following tables present the Company’s net premiums earned and direct premiums written by reportable segment and line of insurance business:

	Three Months Ended September 30,
	2025			2024
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$900.0	$—	$900.0	$854.4	$—	$854.4
Homeowners	334.2	—	334.2	301.8	—	301.8
Commercial automobile	96.1	—	96.1	97.3	—	97.3
Other	72.7	7.4	80.1	59.8	7.4	67.2
Net premiums earned	$1,403.0	$7.4	$1,410.4	$1,313.3	$7.4	$1,320.7

Private passenger automobile	$919.9	$—	$919.9	$878.2	$—	$878.2
Homeowners	446.6	—	446.6	370.2	—	370.2
Commercial automobile	91.8	—	91.8	95.8	—	95.8
Other	96.6	6.8	103.4	114.7	6.8	121.5
Direct premiums written	$1,554.9	$6.8	$1,561.7	$1,458.9	$6.8	$1,465.7

	Nine Months Ended September 30,
	2025			2024
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$2,646.0	$—	$2,646.0	$2,408.3	$—	$2,408.3
Homeowners	907.1	—	907.1	852.3	—	852.3
Commercial automobile	287.3	—	287.3	280.7	—	280.7
Other	197.7	22.1	219.8	160.0	22.1	182.1
Net premiums earned	$4,038.1	$22.1	$4,060.2	$3,701.3	$22.1	$3,723.4

Private passenger automobile	$2,707.9	$—	$2,707.9	$2,551.3	$—	$2,551.3
Homeowners	1,225.3	—	1,225.3	1,034.2	—	1,034.2
Commercial automobile	292.2	—	292.2	298.6	—	298.6
Other	245.1	21.7	266.8	249.8	20.2	270.0
Direct premiums written	$4,470.5	$21.7	$4,492.2	$4,133.9	$20.2	$4,154.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Certain statements contained in this report are forward-looking statements based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for the Company’s insurance products, inflation and general economic conditions, including general market risks associated with the Company’s investment portfolio; the accuracy and adequacy of the Company’s pricing methodologies; catastrophes in the markets served by the Company; uncertainties related to estimates, assumptions and projections generally; the possibility that actual loss experience may vary adversely from the actuarial estimates made to determine the Company’s loss reserves in general, including subrogation recovery estimates; the Company’s ability to obtain and the timing of the approval of premium rate changes for insurance policies issued in the states where it operates; legislation adverse to the automobile or homeowners insurance industry or business generally that may be enacted in the states where the Company operates; the Company’s success in managing its business in non-California states; the presence of competitors with greater financial resources and the impact of competitive pricing and marketing efforts; the Company's ability to successfully allocate the resources used in the states with reduced or exited operations to its operations in other states; changes in driving patterns and loss trends; acts of war and terrorist activities; effects of changing climate conditions; pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases; court decisions and trends in litigation and health care and auto repair costs; heightened global trade barriers or restrictions; and legal, cybersecurity, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the "SEC") on February 11, 2025.
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

The following tables present direct premiums written, by state and line of insurance business, for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$2,316,816	$869,239	$224,075	$253,850	$3,663,980	81.5%
Texas	93,924	173,162	44,429	5,304	316,819	7.1%
Other states (1)	297,122	182,872	23,654	7,720	511,368	11.4%
Total	$2,707,862	$1,225,273	$292,158	$266,874	$4,492,167	100.0%
	60.3%	27.3%	6.5%	5.9%	100.0%

	Nine Months Ended September 30, 2024
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$2,129,448	$726,148	$214,062	$257,580	$3,327,238	80.1%
Texas	100,043	153,327	50,242	5,261	308,873	7.4%
Other states (1)	321,829	154,705	34,329	7,144	518,007	12.5%
Total	$2,551,320	$1,034,180	$298,633	$269,985	$4,154,118	100.0%
	61.4%	24.9%	7.2%	6.5%	100.0%
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

In late 2024, as part of the California insurance commissioner’s “Sustainable Insurance Strategy,” the California DOI issued two regulations that may impact how insurers price and write certain of their California property insurance policies: one allowing insurers to incorporate catastrophe modeling into rate-making with a requirement for them to align their share of insured properties in distressed wildfire-prone areas of the state to at least 85% of their state-wide market share, which may be increased by 5% per year, if necessary, until that level is reached; and the other allowing insurers to incorporate reinsurance costs into rate-making for certain specific catastrophe perils and wildfire exposures when meeting the same requirement governing the use of catastrophe modeling. The California insurance commissioner has also implemented changes to the California FAIR Plan, expanding coverage offerings and changing the assessment and recoupment processes in order to enhance market stability: the FAIR Plan’s member insurers may now request the California insurance commissioner’s prior approval to collect temporary supplemental fees from their own policyholders in order to recoup up to 50% of amounts assessed up to $1 billion in aggregate assessments in the industry and 100% of all amounts assessed over that $1 billion threshold for each of personal and commercial lines of insurance business, and 100% of all amounts assessed over $2 billion in aggregate assessments in the industry for the combined personal and commercial lines of insurance business. In August 2025, the

Company filed its rate application with the California DOI, which incorporates catastrophe modeling and reinsurance costs into its ratemaking, in accordance with the new regulations. Upon approval by the California DOI, the Company will adhere to the market-share requirements when implementing the new rating plan.

During the first quarter of 2025, the Company contributed $50 million to the California FAIR Plan to strengthen the FAIR Plan's capital position following the significant losses resulting from the Palisades and Eaton wildfires in January 2025. The Company has received approval from the California DOI to recoup $25 million through temporary supplemental fees from its policyholders, as allowed under the changes to the California FAIR Plan described above.

In January 2025, the California DOI approved a 12% rate increase on the California homeowners line of insurance business. This rate increase became effective in March 2025. The California homeowners line of insurance business represented approximately 15% of the Company's total net premiums earned for the nine months ended September 30, 2025.

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
At September 30, 2025 and December 31, 2024, the Company recorded its point estimate of approximately $3.60 billion and $3.15 billion ($3.51 billion and $3.12 billion, net of reinsurance), respectively, in loss reserves, which included approximately $2.09 billion and $1.92 billion ($2.09 billion and $1.92 billion, net of reinsurance), respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to September 30, 2025 and December 31, 2024, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenues

Net premiums earned increased 6.8% and net premiums written increased 5.3% for the three months ended September 30, 2025, from the corresponding period in 2024. The increases in net premiums earned and net premiums written were primarily due to rate increases in the California homeowners line of insurance business and increases in the number of policies written in the California private passenger automobile and homeowners lines of insurance business, partially offset by increases in ceded premiums earned and ceded premiums written, respectively.

Net premiums earned included ceded premiums earned of $63.2 million and $42.4 million for the three months ended September 30, 2025 and 2024, respectively. Net premiums written included ceded premiums written of $63.5 million and $42.9 million for the three months ended September 30, 2025 and 2024, respectively. The increases in ceded premiums earned and ceded premiums written resulted mostly from higher reinsurance coverage and rates and growth in the covered book of business.

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

The following is a reconciliation of net premiums earned to net premiums written:

	Three Months Ended September 30,
	2025	2024

	(Amounts in thousands)
Net premiums earned	$1,410,400	$1,320,652
Change in net unearned premiums	88,461	102,281
Net premiums written	$1,498,861	$1,422,933

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended September 30,
	2025	2024

Loss ratio	62.6%	69.5%
Expense ratio	24.4%	24.0%
Combined ratio (1)	87.0%	93.6%
__________
(1) Combined ratio for the three months ended September 30, 2024 does not sum due to rounding.

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio for the third quarter of 2025 and 2024 was affected by favorable development of approximately $27 million and unfavorable development of approximately $8 million, respectively, on prior accident years' loss and loss adjustment expense reserves. The favorable development for the third quarter of 2025 was primarily attributable to lower than estimated losses and loss adjustment expenses in the automobile line of insurance business. The unfavorable development for the third quarter of 2024 was primarily attributable to higher than estimated losses and loss adjustment expenses in the automobile line of insurance business.

In addition, the 2025 loss ratio was negatively impacted by approximately $33 million of catastrophe losses net of reinsurance, excluding favorable development of approximately $4 million on prior years' catastrophe losses, primarily due to an increase in estimated net losses and loss adjustment expenses on the Palisades and Eaton wildfires in the third quarter of 2025. See Note 10. Loss and Loss Adjustment Expense Reserves of the Notes to Consolidated Financial Statements for additional information. The 2024 loss ratio was negatively impacted by approximately $41 million of catastrophe losses, excluding favorable development of approximately $2 million on prior years' catastrophe losses, primarily due to the impact of Hurricane Helene in Florida and Georgia.

Excluding the effects of estimated prior accident years’ loss development and catastrophe losses, the loss ratio was 62.2% and 65.8% for the third quarter of 2025 and 2024, respectively. The decrease in the loss ratio was primarily due to rate increases in several lines of insurance business including California homeowners and a decrease in loss frequency in the California private passenger automobile line of insurance business, partially offset by an increase in loss severity in the California private passenger automobile line of insurance business.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for the three months ended September 30, 2025 increased slightly compared to the corresponding period in 2024, which was largely attributable to increases in advertising expenses and certain profitability-based accruals, partially offset by the rate increases, as discussed above.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax expense was $69.9 million and $56.2 million for the three months ended September 30, 2025 and 2024, respectively. The increase in income tax expense was primarily due to a $63.3 million increase in total pre-tax income. The Company’s effective income tax rate can be affected by several factors. These generally relate to large changes in the composition of fully taxable income, including net realized investment gains or losses, tax-exempt investment income, non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. Income tax expense of $69.9 million on pre-tax income of $350.3 million, including tax-exempt investment income of $26.5 million, resulted in an effective tax rate of 20.0%, below the statutory tax rate of 21%, for the three months ended September 30, 2025, and income tax expense of $56.2 million on pre-tax income of $287.1 million, including tax-exempt investment income of $21.3 million, resulted in an effective tax rate of 19.6% for the corresponding period in 2024.

Investments

The following table presents the investment results of the Company:

	Three Months Ended September 30,
	2025	2024

	(Dollars in thousands)
Average invested assets at cost (1)	$6,135,816	$5,795,086
Net investment income (2) (3)
Before income taxes	$83,970	$72,738
After income taxes	$70,745	$61,114
Average annual yield on investments (2) (3)
Before income taxes	4.6%	4.6%
After income taxes	4.0%	3.9%
Net realized investment gains	$84,451	$114,446
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets excluding cash for each period.
(2) Net investment income includes approximately $12.9 million and $6.8 million of interest income earned on cash (approximately $10.2 million and $5.3 million after tax) for the three months ended September 30, 2025 and 2024, respectively. Average annual yield on investments does not include interest income earned on cash.
(3) Higher net investment income before and after income taxes for the three months ended September 30, 2025 compared to the corresponding period in 2024 resulted largely from higher average invested assets and cash.

The following tables present the components of net realized investment gains or losses included in net income or loss:

	Three Months Ended September 30, 2025
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1) (2)	$390	$38,734	$39,124
Equity securities (1) (3)	16,479	26,615	43,094
Short-term investments (1)	—	4	4
Notes receivable (1)	—	(387)	(387)
Options sold	2,207	409	2,616
Total	$19,076	$65,375	$84,451

	Three Months Ended September 30, 2024
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1) (2)	$(327)	$63,178	$62,851
Equity securities (1) (3)	25,048	23,835	48,883
Short-term investments (1)	(23)	11	(12)
Note receivable (1)	—	725	725
Options sold	2,156	(157)	1,999
Total	$26,854	$87,592	$114,446
__________
(1)The changes in fair value of the investment portfolio and notes receivable resulted from application of the fair value option.
(2)The increases in fair value of fixed maturity securities for the third quarters of 2025 and 2024 primarily resulted from decreases in overall market interest rates.
(3)The increases in fair value of equity securities for the third quarters of 2025 and 2024 primarily resulted from the overall improvement in equity markets.

Net Income (Loss)

	Three Months Ended September 30,
	2025	2024

	(Amounts in thousands, except per share data)
Net income	$280,403	$230,856
Basic average shares outstanding	55,389	55,371
Diluted average shares outstanding	55,389	55,376
Basic Per Share Data:
Net income	$5.06	$4.17
Net realized investment gains, net of tax	$1.20	$1.63
Diluted Per Share Data:
Net income	$5.06	$4.17
Net realized investment gains, net of tax	$1.20	$1.63

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenues

Net premiums earned increased 9.0% and net premiums written increased 5.7% for the nine months ended September 30, 2025, from the corresponding period in 2024. The increases in net premiums earned and net premiums written were primarily due to rate increases combined with increases in the number of policies written in the California private passenger automobile and homeowners lines of insurance business, partially offset by increases in ceded premiums earned and ceded premiums written, respectively.

Net premiums earned included ceded premiums earned of $224.3 million and $104.9 million for the nine months ended September 30, 2025 and 2024, respectively. Net premiums written included ceded premiums written of $224.2 million and $106.1 million for the nine months ended September 30, 2025 and 2024, respectively. The increases in ceded premiums earned and ceded premiums written resulted mostly from reinstatement premiums earned and written of $101 million for use of reinsurance coverages associated with the Palisades and Eaton wildfires as well as higher reinsurance coverage and rates and growth in the covered book of business.

The following is a reconciliation of net premiums earned to net premiums written:

	Nine Months Ended September 30,
	2025	2024

	(Amounts in thousands)
Net premiums earned	$4,060,208	$3,723,355
Change in net unearned premiums	233,840	340,022
Net premiums written	$4,294,048	$4,063,377

Expenses

The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Nine Months Ended September 30,
	2025	2024

Loss ratio	75.0%	74.1%
Expense ratio	24.1%	23.5%
Combined ratio (1)	99.0%	97.6%
__________
(1) Combined ratio for the nine months ended September 30, 2025 does not sum due to rounding.
The loss ratio for the nine months ended September 30, 2025 and 2024 was affected by favorable development of approximately $74 million and unfavorable development of approximately $16 million, respectively, on prior accident years' loss and loss adjustment expense reserves. The favorable development for the nine months ended September 30, 2025 was primarily attributable to lower than estimated losses and loss adjustment expenses in the automobile and homeowners lines of insurance business, including favorable development on the prior years' catastrophe losses. The unfavorable development for the nine months ended September 30, 2024 was primarily attributable to higher than estimated losses and loss adjustment expenses in the commercial automobile and commercial property lines of insurance business and catastrophe losses, partially offset by favorable development in the private passenger automobile and homeowners lines of insurance business.

In addition, the 2025 loss ratio was negatively impacted by approximately $507 million of catastrophe losses net of reinsurance, excluding favorable development of approximately $18 million on prior years' catastrophe losses, primarily due to the Palisades and Eaton wildfires in California and severe storms in Texas and Oklahoma. Catastrophe losses incurred for the nine months ended September 30, 2025 was reduced by approximately $574 million of subrogation recorded on the Palisades and Eaton wildfires. See Note 10. Loss and Loss Adjustment Expense Reserves of the Notes to Consolidated Financial Statements for additional information. The 2024 loss ratio was negatively impacted by approximately $229 million of catastrophe losses, excluding unfavorable development of approximately $7 million on prior years' catastrophe losses, primarily due to tornadoes, hailstorms and convective storms in Texas and Oklahoma, winter storms and rainstorms in California, and the impact of Hurricane Helene in Florida and Georgia.

Excluding the effects of estimated prior accident years’ loss development and catastrophe losses, the loss ratio was 64.3% and 67.5% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the loss ratio was primarily due to rate increases in the California automobile and homeowners lines of insurance business and a decrease in loss frequency in the California private passenger automobile line of insurance business, partially offset by an increase in loss severity in the California private passenger automobile line of insurance business and an increase in ceded premiums earned due to reinstatement premiums resulting from the Palisades and Eaton wildfires.

The expense ratio for the nine months ended September 30, 2025 increased slightly compared to the corresponding period in 2024, which was largely attributable to increases in contingent commissions and advertising expenses, as well as an increase in ceded premiums earned due to reinstatement premiums resulting from the Palisades and Eaton wildfires, partially offset by the rate increases, as discussed above.
Income tax expense was $76.2 million and $84.5 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in income tax expense was primarily due to a $36.6 million decrease in total pre-tax income. Income tax expense of $76.2 million on pre-tax income of $414.8 million, including tax-exempt investment income of $70.1 million, resulted in an effective tax rate of 18.4%, below the statutory tax rate of 21%, for the nine months ended September 30, 2025, and income tax expense of $84.5 million on pre-tax income of $451.4 million, including tax-exempt investment income of $61.9 million, resulted in an effective tax rate of 18.7% for the corresponding period in 2024.

Investments

The following table presents the investment results of the Company:

	Nine Months Ended September 30,
	2025	2024

	(Dollars in thousands)
Average invested assets at cost (1)	$5,840,849	$5,571,831
Net investment income (2) (3)
Before income taxes	$244,208	$206,726
After income taxes	$204,616	$173,928
Average annual yield on investments (2) (3)
Before income taxes	4.7%	4.5%
After income taxes	4.0%	3.8%
Net realized investment gains	$131,251	$155,536
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets excluding cash for each period.
(2) Net investment income includes approximately $38.4 million and $18.6 million of interest income earned on cash (approximately $30.4 million and $14.7 million after tax) for the nine months ended September 30, 2025 and 2024, respectively. Average annual yield on investments does not include interest income earned on cash.
(3) Higher net investment income before and after income taxes for the nine months ended September 30, 2025 compared to the corresponding period in 2024 resulted largely from higher average yield combined with higher average invested assets and cash. Average annual yield on investments before and after income taxes for the nine months ended September 30, 2025 increased compared to the corresponding period in 2024, primarily due to the sale of certain low-yielding investments with a total fair value of approximately $600 million in January 2025 to provide ample liquidity for claims resulting from the Palisades and Eaton wildfires, combined with the replacement of certain lower yielding investments with higher yielding long-term investments.

The following tables present the components of net realized investment gains or losses included in net income or loss:

	Nine Months Ended September 30, 2025
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1) (2) (4)	$(16,775)	$47,718	$30,943
Equity securities (1) (3) (4)	76,671	19,106	95,777
Short-term investments (1)	—	(6)	(6)
Notes receivable (1)	—	213	213
Options sold	4,907	(583)	4,324
Total	$64,803	$66,448	$131,251

	Nine Months Ended September 30, 2024
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1) (2)	$(1,294)	$52,162	$50,868
Equity securities (1) (3)	54,684	39,640	94,324
Short-term investments (1)	(727)	(27)	(754)
Note receivable (1)	—	554	554
Options sold	10,481	63	10,544
Total	$63,144	$92,392	$155,536
__________
(1)The changes in fair value of the investment portfolio and notes receivable resulted from application of the fair value option.
(2)The increases in fair value of fixed maturity securities for the nine months ended September 30, 2025 and 2024 primarily resulted from decreases in overall market interest rates.
(3)The increases in fair value of equity securities for the nine months ended September 30, 2025 and 2024 primarily resulted from the overall improvement in equity markets.
(4)The gains and losses on sales for the nine months ended September 30, 2025 primarily relate to the sale of low-yielding stocks and bonds in January 2025 to generate ample liquidity following the Palisades and Eaton wildfires.

Net Income (Loss)

	Nine Months Ended September 30,
	2025	2024

	(Amounts in thousands, except per share data)
Net income	$338,547	$366,886
Basic average shares outstanding	55,389	55,371
Diluted average shares outstanding	55,389	55,374
Basic Per Share Data:
Net income	$6.11	$6.63
Net realized investment gains, net of tax	$1.87	$2.22
Diluted Per Share Data:
Net income	$6.11	$6.63
Net realized investment gains, net of tax	$1.87	$2.22

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations in each full year since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $1,725.5 million at September 30, 2025, the Company believes its cash flow from future operations is adequate to satisfy its liquidity requirements. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the nine months ended September 30, 2025 was $799.3 million, an increase of $10.5 million compared to the corresponding period in 2024. The increase was primarily due to increases in reinsurance and subrogation recoveries, an increase in premium collections, a decrease in payments for income taxes, and an increase in investment income received, partially offset by increases in payments for losses and loss adjustment expenses and commissions and other acquisition costs. The Company utilized the cash provided by operating activities during the nine months ended September 30, 2025 primarily for the net purchases of investment securities and payment of dividends to its shareholders, with the remaining invested in cash accounts for future liquidity needs, including additional payment for losses from the Palisades and Eaton wildfires.

The following table presents the estimated fair value of fixed maturity securities at September 30, 2025 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$245,402
Due after one year through two years	304,128
Due after two years through three years	160,473
Due after three years through four years	150,165
Due after four years through five years	245,691
Total due within five years	$1,105,859

B. Reinsurance
For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake.
The Company is the assuming reinsurer under a Catastrophe Participation Reinsurance Contract (the "Contract") effective through December 31, 2025. The Company reimburses a group of affiliates of a ceding company for a proportional share of a portfolio of catastrophe losses based on the premiums ceded to the Company under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 73.5%. The total assumed premium under the Contract is $15.0 million for each of the 12-month periods ending December 31, 2023 through 2025. The total amount of losses that can be ceded to the Company under the Contract is $30.0 million for each of the 12-month periods ending December 31, 2023 through 2025. The Company recognized $4.1 million and $11.3 million in earned premiums and $1.3 million and $(0.8) million in incurred losses for the three and nine months ended September 30, 2025, respectively, and $3.8 million and $11.3 million in earned premiums and $2.1 million and $(0.3) million in incurred losses for the three and nine months ended September 30, 2024, respectively, under the Contract. The negative incurred losses for the nine months ended September 30, 2025 and 2024 resulted primarily from favorable development on prior years' catastrophe losses that were ceded to the Company under the Contract.
The Company is the assuming reinsurer under a Property Quota Share Reinsurance Contract ("Quota Share") and reimburses ceding companies for a proportional share of losses based on the premiums ceded to the Company under the Quota Share. The total annual assumed premium under the Quota Share is approximately $11 million. The total annual amount of losses that can be ceded to the Company under the Quota Share is approximately $32 million. The Company recognized $2.6 million in earned premiums and $2.1 million in incurred losses for the three months ended September 30, 2025, and $7.9 million in earned premiums and $6.2 million in incurred losses for the nine months ended September 30, 2025, under the Quota Share. The Quota Share commenced on January 1, 2025 and is effective through December 31, 2025.

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

The catastrophe events that occurred in 2025 caused approximately $1,811 million in losses and loss adjustment expenses to the Company before reinsurance, resulting primarily from the Palisades and Eaton wildfires in California and severe storms in Texas and Oklahoma. Catastrophe losses incurred for the nine months ended September 30, 2025 was reduced by approximately $574 million of subrogation recorded on the Palisades and Eaton wildfires. All of the reinsurance benefits available for the 12 months ending June 30, 2025 under the Treaty, approximately $1,290 million, were used up for losses from the Palisades and Eaton wildfires in the first quarter of 2025, and limits totaling $1,238 million were reinstated. See Note 10. Loss and Loss Adjustment Expense Reserves of the Notes to Consolidated Financial Statements for additional information. None of the 2025 catastrophe events, other than the Palisades and Eaton wildfires, individually resulted in losses in excess of the Company's per-occurrence retention limit of $200 million and $150 million under the Treaty for the 12 months ending June 30, 2026 and 2025, respectively.

The catastrophe events that occurred in 2024 caused approximately $245 million in losses to the Company before reinsurance as of September 30, 2025, resulting primarily from tornadoes, hailstorms and convective storms in Texas and Oklahoma, winter storms, rainstorms and wildfires in California, and the impact of Hurricane Helene in Florida and Georgia. No reinsurance benefits were available under the Treaty for these losses as none of the 2024 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $150 million and $100 million under the Treaty for the 12 months ended June 30, 2025 and 2024, respectively.

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
The following table presents the composition of the total investment portfolio of the Company at September 30, 2025:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds and agencies	$63,605	$63,740
Municipal securities	3,290,791	3,286,050
Mortgage-backed securities	287,535	281,892
Corporate securities	742,341	745,498
Collateralized loan obligations	679,934	671,664
Other asset-backed securities	111,638	105,637
	5,175,844	5,154,481
Equity securities:
Common stock	474,034	606,000
Non-redeemable preferred stock	52,205	42,132
Private equity funds measured at net asset value (2)	116,775	98,095
	643,014	746,227
Short-term investments	472,878	472,897
Total investments	$6,291,736	$6,373,605
______________
(1)    Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.
(2)    The fair value is measured using the NAV practical expedient. See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.
At September 30, 2025, 40.8% of the Company’s total investment portfolio at fair value and 50.5% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At September 30, 2025, 98.1% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.

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

The following table presents the maturities and durations of the Company's fixed maturity securities:

	September 30, 2025	December 31, 2024

	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	13.9	11.7
including short-term investments	12.7	11.1
Call-adjusted average maturity:
excluding short-term investments	4.9	4.2
including short-term investments	4.5	4.0
Modified duration reflecting anticipated early calls:
excluding short-term investments	4.3	3.6
including short-term investments	3.9	3.4

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value, at September 30, 2025, consistent with the average rating at December 31, 2024. The Company's municipal bond holdings, of which 79.2% were tax exempt, represented 50.5% of its fixed maturity securities portfolio at September 30, 2025, at fair value, and are broadly diversified geographically. See Part I-Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and credit quality ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At September 30, 2025, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $6.9 million and $35.4 million, respectively, at fair value, and represented 0.1% and 0.7%, respectively, of total fixed maturity securities. At December 31, 2024, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $6.2 million and $62.3 million, respectively, at fair value, and represented 0.1% and 1.3%, respectively, of total fixed maturity securities.
The overall credit ratings for the Company’s fixed maturity securities portfolio were relatively stable during the nine months ended September 30, 2025, with 93.4% of fixed maturity securities at fair value experiencing no change in their overall rating. 5.0% and 1.6% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the nine months ended September 30, 2025.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	September 30, 2025
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds and agencies:
Treasuries	$7,372	$56,368	$—	$—	$—	$63,740
Total	7,372	56,368	—	—	—	63,740
	11.6%	88.4%	—%	—%	—%	100.0%
Municipal securities:
Insured	44,204	252,001	133,033	36,313	1,001	466,552
Uninsured	196,007	1,254,877	1,219,500	136,770	12,344	2,819,498
Total	240,211	1,506,878	1,352,533	173,083	13,345	3,286,050
	7.3%	45.8%	41.2%	5.3%	0.4%	100.0%
Mortgage-backed securities:
Commercial	12,954	—	242	—	—	13,196
Agencies	1	70,275	—	—	—	70,276
Non-agencies:
Prime	91,303	105,832	—	—	300	197,435
Alt-A	—	397	89	—	499	985
Total	104,258	176,504	331	—	799	281,892
	37.0%	62.6%	0.1%	—%	0.3%	100.0%
Corporate securities:
Basic Materials	—	—	—	4,542	—	4,542
Communications	—	—	—	3,795	—	3,795
Consumer, cyclical	—	1,987	30,029	17,200	—	49,216
Consumer, non-cyclical	—	15,092	79,659	8,177	—	102,928
Energy	—	6,514	—	47,927	—	54,441
Financial	—	70,864	355,252	34,686	4,412	465,214
Industrial	—	15,000	12,336	16,876	—	44,212
Technology	—	—	1,786	—	—	1,786
Utilities	—	—	6,917	12,447	—	19,364
Total	—	109,457	485,979	145,650	4,412	745,498
	—%	14.7%	65.2%	19.5%	0.6%	100.0%
Collateralized loan obligations:
Corporate	154,357	164,937	328,610	—	23,760	671,664
Total	154,357	164,937	328,610	—	23,760	671,664
	23.0%	24.6%	48.9%	—%	3.5%	100.0%

Other asset-backed securities	—	2,347	65,217	38,073	—	105,637
	0.0%	2.2%	61.8%	36.0%	—%	100.0%
Total	$506,198	$2,016,491	$2,232,670	$356,806	$42,316	$5,154,481
	9.8%	39.1%	43.4%	6.9%	0.8%	100.0%
_____________
(1)Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds and Agencies

The Company had $63.7 million and $93.8 million, or 1.2% and 1.9% of its fixed maturity securities portfolio, at fair value, in U.S. government bonds and agencies at September 30, 2025 and December 31, 2024, respectively. Moody's and Fitch ratings for U.S. government-issued debt were Aa1 and AA+, respectively, at September 30, 2025, and Aaa and AA+, respectively, at December 31, 2024. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds and agencies portfolio reflecting anticipated early calls was 1.2 years and 1.3 years at September 30, 2025 and December 31, 2024, respectively.

Municipal Securities

The Company had $3.29 billion and $2.99 billion, or 63.8% and 60.8% of its fixed maturity securities portfolio, at fair value, in municipal securities at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, the weighted-average rating of the Company’s total municipal securities was AA- and A+, respectively. 20.8% and 26.0% of the Company's municipal securities, at fair value, were subject to federal taxes at September 30, 2025 and December 31, 2024, respectively. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 4.5 years and 3.6 years at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025 and December 31, 2024, $466.6 million and $492.7 million, respectively, of the Company's municipal securities, at fair value, were insured. The Company considers the strength of the underlying credit as a buffer against potential market value declines which may result from future rating downgrades of the bond insurers. In addition, the Company has a long-term time horizon for its municipal bond holdings, which generally allows it to recover the full principal amounts upon maturity and avoid forced sales prior to maturity of bonds that have declined in market value due to the bond insurers’ rating downgrades. Based on the uncertainty surrounding the financial condition of these insurers, it is possible that there will be future downgrades to below investment grade ratings by the rating agencies in the future, and such downgrades could impact the estimated fair value of municipal bonds.

Mortgage-Backed Securities

The Company had mortgage-backed securities portfolio of $281.9 million and $259.4 million, or 5.5% and 5.3% of the Company's fixed maturity securities portfolio at fair value, at September 30, 2025 and December 31, 2024, respectively. Substantially all of the Company's mortgage-backed securities portfolio at those dates was categorized as loans to “prime” residential and commercial real estate borrowers. The Company had holdings of $13.2 million and $16.0 million at fair value ($13.3 million and $16.3 million at amortized cost) in commercial mortgage-backed securities at September 30, 2025 and December 31, 2024, respectively.
The weighted-average rating of the entire mortgage-backed securities portfolio was AA+ at each of September 30, 2025 and December 31, 2024. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 3.3 years and 4.9 years at September 30, 2025 and December 31, 2024, respectively.

Corporate Securities

Corporate securities included in fixed maturity securities were as follows:

	September 30, 2025	December 31, 2024

	(Dollars in thousands)
Corporate securities at fair value	$745,498	$841,715
Percentage of total fixed maturity securities portfolio	14.5%	17.1%
Modified duration	2.8 years	3.0 years
Weighted-average rating	A	A

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities were as follows:

	September 30, 2025	December 31, 2024

	(Dollars in thousands)
Collateralized loan obligations at fair value	$671,664	$626,255
Percentage of total fixed maturity securities portfolio	13.0%	12.7%
Modified duration	5.7 years	4.9 years
Weighted-average rating	AA-	AA-

Other Asset-Backed Securities

Other asset-backed securities included in fixed maturity securities were as follows:

	September 30, 2025	December 31, 2024

	(Dollars in thousands)
Other asset-backed securities at fair value	$105,637	$105,096
Percentage of total fixed maturity securities portfolio	2.0%	2.1%
Modified duration	1.2 years	1.4 years
Weighted-average rating	A-	A-

Equity Securities

Equity holdings of $746.2 million and $879.2 million at fair value, as of September 30, 2025 and December 31, 2024, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The Company had a net gain of $19.1 million and $39.6 million due to changes in fair value of the Company’s equity securities portfolio for the nine months ended September 30, 2025 and 2024, respectively. The primary cause for the increases in fair value of the Company’s equity securities portfolio for the nine months ended September 30, 2025 and 2024 was the overall improvement in equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At September 30, 2025, 11.7% of the total investment portfolio at fair value was held in equity securities, compared to 14.5% at December 31, 2024. The Company reduced its equity security holdings in January 2025 to ensure ample liquidity for losses from the Palisades and Eaton wildfires and to reduce volatility in the investment portfolio (see "Equity Price Risk" under Item 3 below).
D. Debt

The Company's debts at September 30, 2025 were $375 million of senior unsecured notes that are publicly traded and $200 million drawn under an unsecured credit facility. For additional information on these debts, see Note 11. Notes Payable of the Notes to Consolidated Financial Statements.

The Company was in compliance with all of the financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at September 30, 2025.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $2.24 billion at September 30, 2025, and net premiums written of $5.61 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.51 to 1 at September 30, 2025.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of September 30, 2025, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2024.

The following table presents fixed maturity municipal securities by state in descending order of holdings at fair value at September 30, 2025:

States	Fair Value	Average Rating
	(Amounts in thousands)
Florida	$338,296	A+
California	293,805	AA-
Texas	282,621	AA
Pennsylvania	219,172	A+
New York	216,209	AA
Other states	1,935,947	AA-
Total	$3,286,050

At September 30, 2025, the fixed maturity municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Florida and California. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.

Taxable fixed maturity securities represented 49.5% of the Company’s total fixed maturity securities portfolio at fair value at September 30, 2025. 0.01% of the Company’s taxable fixed maturity securities at fair value, representing 0.01% of its total fixed maturity securities portfolio at fair value, were rated below investment grade at September 30, 2025. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in equity markets.

At September 30, 2025, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $606.0 million in common stocks, $42.1 million in non-redeemable preferred stocks, and $98.1 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 9.5% of total investments at fair value at September 30, 2025. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.

Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

	(Amounts in thousands, except average Beta)
Average Beta	0.85	0.90
Hypothetical reduction of 25% in the overall value of the stock market	$128,018	$166,252
Hypothetical reduction of 50% in the overall value of the stock market	$256,035	$332,504

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
The fixed maturity securities portfolio, which represented 80.9% of total investments at September 30, 2025 at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 3.9 years and 3.4 years at of September 30, 2025 and December 31, 2024, respectively.

If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at September 30, 2025 would decrease by $220.9 million and $441.7 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company's fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MERCURY GENERAL CORPORATION

Date: November 4, 2025	By:	/s/ Gabriel Tirador
Gabriel Tirador
Chief Executive Officer

Date: November 4, 2025	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer