Form 10-K
period 2025-12-31
MERCURY GENERAL CORP
filed 2026-02-17
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2025
or
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ___________  to ___________
Commission File No. 001-12257
____________________________

MERCURY GENERAL CORPORATION
(Exact name of registrant as specified in its charter)
____________________________

California		95-2211612
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4484 Wilshire Boulevard
Los Angeles,	California	90010
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (323) 937-1060
____________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	MCY	New York Stock Exchange
Common Stock	MCY	New York Stock Exchange Texas

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

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2025 was $1,789,234,305 (which represents 26,570,156 shares of common equity held by non-affiliates multiplied by $67.34, the closing sales price on the New York Stock Exchange for such date, as reported by the Wall Street Journal).

At February 12, 2026, the registrant had issued and outstanding an aggregate of 55,388,627 shares of its Common Stock.
____________________________

Documents Incorporated by Reference
Certain information from the registrant’s definitive proxy statement for the 2026 Annual Meeting of Shareholders is incorporated herein by reference into Part III hereof.

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

The direct premiums written for the years ended December 31, 2025, 2024 and 2023 by state and line of insurance business were:

Year Ended December 31, 2025
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$3,082,828	$1,170,943	$299,586	$356,431	$4,909,788	82.1%
Texas	122,638	214,498	57,696	6,628	401,460	6.7%
Other states (1)	385,749	245,479	30,098	9,963	671,289	11.2%
Total	$3,591,215	$1,630,920	$387,380	$373,022	$5,982,537	100.0%
	60.0%	27.3%	6.5%	6.2%	100.0%

Year Ended December 31, 2024
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$2,845,294	$970,054	$280,987	$334,293	$4,430,628	80.5%
Texas	127,808	190,928	62,788	6,824	388,348	7.1%
Other states (1)	422,722	206,315	43,219	9,603	681,859	12.4%
Total	$3,395,824	$1,367,297	$386,994	$350,720	$5,500,835	100.0%
	61.7%	24.9%	7.0%	6.4%	100.0%

Year Ended December 31, 2023
(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$2,317,678	$813,056	$246,253	$235,735	$3,612,722	79.3%
Texas	123,390	147,854	53,430	5,592	$330,266	7.2%
Other states (1)	400,714	158,094	46,538	10,154	615,500	13.5%
Total	$2,841,782	$1,119,004	$346,221	$251,481	$4,558,488	100.0%
	62.4%	24.5%	7.6%	5.5%	100.0%
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
(2) The Company has a per-risk reinsurance treaty covering losses of $7.5 million in excess of $7.5 million, and facultative reinsurance coverage for losses above $15 million subject to some coverage limitations for certain commercial property policies with multiple structures.
(3) The majority of the Company’s homeowners policies have liability coverage limits of $300,000 or less, a replacement value of $750,000 or less, and a total insured value of $2,000,000 or less.
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

Human Capital
The Company had approximately 4,300 employees at December 31, 2025. The Company's employees are critical to its continued success, and it focuses significant attention on attracting and retaining talented and motivated individuals. The Company pays its employees fairly and competitively and offers a wide range of benefits. The Company benchmarks and sets pay ranges based on market data and considers additional factors in compliance with applicable federal and other laws and regulations. Individual goals are set annually for each employee, and attainment of those goals is an element of the employee’s performance assessment. The Company regularly reviews its compensation practices, both in terms of its overall workforce and individual employees, to ensure its pay is fair, equitable and in compliance with applicable federal and other laws and regulations. In addition, the Company reviews its staffing levels periodically to ensure they are aligned with its business needs.

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

The Company sponsors a wellness program designed to enhance physical, financial and mental well-being for all of its employees, and encourages healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives. The vast majority of the Company's employees currently work from home as a result of the "Mercury's My Workplace" policy that allows most of its employees to work from anywhere in the United

States of America. In addition, Mercury's technology subsidiary, Mercury Shanghai, has approximately 80 employees working at a leased office space in Shanghai, China.

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

Mercury General conducts its business through the following subsidiaries:

Insurance Companies	Formed or Acquired	A.M. Best Rating	Primary States
Mercury Casualty Company ("MCC")(1)	1961	A	CA, AZ, NV, NY, VA
Mercury Insurance Company ("MIC")(1)	1972	A	CA
California Automobile Insurance Company ("CAIC")(1)	1975	A	CA
California General Underwriters Insurance Company, Inc. ("CGU")(1)	1985	A	CA
Mercury Insurance Company of Illinois	1989	A	IL, NJ
Mercury Insurance Company of Georgia	1989	A	GA
Mercury Indemnity Company of Georgia	1991	A	GA
American Mercury Insurance Company	1996	A	OK, CA, TX, VA
Mercury Insurance Company of Texas(2)	1996	A	TX
Mercury County Mutual Insurance Company	2000	A	TX
Mercury Indemnity Company of America	2001	A	FL, NJ
Orion Indemnity Company ("OIC")(1)	2015	A	CA

Non-Insurance Companies	Formed or Acquired	Purpose
Mercury Select Management Company, Inc.	1997	Third party administrator for Mechanical Protection service contracts
Mercury Insurance Services LLC	2000	Management services to subsidiaries
AIS Management LLC	2009	Parent company of AIS and PoliSeek
Auto Insurance Specialists LLC ("AIS")	2009	Insurance agency
PoliSeek AIS Insurance Solutions, Inc. ("PoliSeek")	2009	Insurance agency
Animas Funding LLC	2013	Special purpose investment vehicle
Fannette Funding LLC	2014	Special purpose investment vehicle
Mercury Plus Insurance Services LLC	2018	Insurance agency
Mercury Information Technology Services LLC	2023	Parent company of Mercury Shanghai
Mercury (Shanghai) Information Technology Services Co., Ltd. ("Mercury Shanghai")	2024	Software development and related technical services to other subsidiaries
Upper Animas Holdings LLC	2024	Special purpose investment vehicle
_____________
(1)The term "California Companies" refers to MCC, MIC, CAIC, CGU, and OIC.

(2)Effective August 13, 2025, American Mercury Lloyds Insurance Company was converted from a Lloyd's plan to a stock company and changed the company name to Mercury Insurance Company of Texas.

Production and Servicing of Business
The Company sells its policies through a network of approximately 8,510 independent agents, its 100% owned insurance agencies, AIS and PoliSeek, and directly through internet sales portals. Approximately 2,670, 1,140, and 1,910 of the independent agents are located in California, Florida, and Texas, respectively. The independent agents and agencies are independent contractors selected and contracted by the Company and generally also represent competing insurance companies. Certain of these independent agencies are under the common ownership of a parent company; however, they each operate autonomously with their own contractual agreements with the Company and hence are accounted for as separate independent agencies. Excluding AIS and PoliSeek, independent agents and agencies collectively accounted for approximately 88% of the Company's direct premiums written in 2025 and no single independent agent or agency accounted for more than 3.0% of the Company’s direct premiums written during any of the last three years. AIS and PoliSeek represented the Company as independent agencies prior to their acquisition in 2009, and continue to act as independent agencies selling policies for a number of other insurance companies. Policies sold directly through the internet sales portals are assigned to and serviced by the Company's agents and agencies, including AIS and PoliSeek. In 2025, the Company invested in and expanded its independent agent network through various distribution partnerships.

The Company believes that it compensates its agents above the industry average. Net commissions incurred in 2025 were approximately 15% of net premiums written.

The Company’s advertising budget is allocated among television, radio, newspaper, internet, and direct mailing media with the intent to provide the best coverage available within targeted media markets. While the majority of these advertising costs are borne by the Company, a portion of these costs are reimbursed by the Company’s independent agents based upon the number of account leads generated by the advertising. The Company believes that its advertising program is important to generate leads and create brand awareness. In 2025, the Company incurred approximately $32 million in net advertising expense.

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

In California, "good drivers," as defined by the California Insurance Code, accounted for approximately 85% of the Company's California voluntary private passenger automobile policies-in-force at December 31, 2025, while higher risk categories accounted for approximately 15%. The Company's private passenger automobile renewal rate in California (the rate of acceptance of offers to renew) averaged approximately 99%, 99%, and 95% in 2025, 2024, and 2023, respectively.

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

The following table provides a reconciliation of beginning and ending estimated reserve balances for the years indicated:

RECONCILIATION OF NET LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Gross reserves at January 1(1)	$3,152,031	$2,785,702	$2,584,910
Reinsurance recoverables on unpaid losses	(28,645)	(32,148)	(25,323)
Net reserves at January 1(1)	3,123,386	2,753,554	2,559,587
Incurred losses and loss adjustment expenses related to:
Current year	4,055,014	3,659,724	3,553,801
Prior years	(91,983)	24,787	(35,948)
Total incurred losses and loss adjustment expenses	3,963,031	3,684,511	3,517,853
Loss and loss adjustment expense payments related to:
Current year	2,060,739	1,963,076	2,080,690
Prior years	1,426,348	1,351,603	1,243,196
Total payments	3,487,087	3,314,679	3,323,886
Net reserves at December 31(1)	3,599,330	3,123,386	2,753,554
Reinsurance recoverables on unpaid losses	34,008	28,645	32,148
Gross reserves at December 31(1)	$3,633,338	$3,152,031	$2,785,702
_____________
(1)Under statutory accounting principles ("SAP"), reserves are stated net of reinsurance recoverables on unpaid losses whereas under U.S. generally accepted accounting principles ("GAAP"), reserves are stated gross of reinsurance recoverables on unpaid losses.

The severe inflationary trend of 2022 continued into 2023, but moderated as the year progressed. During 2024 and 2025, the inflation rate continued to be moderate for automobile parts and labor but it was at an elevated level for bodily injury costs.

The decrease in the provision for insured events of prior years in 2025 of approximately $92.0 million primarily resulted from lower than estimated losses and loss adjustment expenses in the automobile and homeowners lines of insurance business, including favorable development on the prior years' catastrophe losses. The increase in the provision for insured events of prior years in 2024 of approximately $24.8 million primarily resulted from higher than estimated losses and loss adjustment expenses in the commercial automobile and commercial property lines of insurance business, partially offset by favorable reserve development in the private passenger automobile line of insurance business. The decrease in the provision for insured events of prior years in 2023 of approximately $35.9 million primarily resulted from lower than estimated losses and loss adjustment expenses in the private passenger automobile and homeowners lines of insurance business, partially offset by unfavorable reserve development in the commercial property line of insurance business.

The Company recorded catastrophe losses net of reinsurance of approximately $508 million, $277 million, and $239 million in 2025, 2024, and 2023, respectively. Catastrophe losses incurred in 2025 was reduced by approximately $586 million of subrogation recorded on the Palisades and Eaton wildfires. See Note 12. Loss and Loss Adjustment Expense Reserves, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information. The majority of 2025 catastrophe losses resulted from the Palisades and Eaton wildfires in California and severe storms in Texas, Oklahoma and California. The majority of 2024 catastrophe losses resulted from tornadoes, hailstorms and convective storms in Texas and Oklahoma, winter storms, rainstorms and wildfires in California, and the impact of Hurricane Helene in Florida and Georgia. The majority of 2023 catastrophe losses resulted from rainstorms and hail in Texas and Oklahoma, winter storms and rainstorms in California, and the impact of Tropical Storm Hilary in California. The Company experienced favorable development of approximately $23 million, unfavorable development of approximately $9 million, and favorable development of approximately $8 million on prior years' catastrophe losses in 2025, 2024, and 2023, respectively.

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
•Goodwill is reported as the excess of cost of an acquired entity over the fair value of the underlying net assets and assessed periodically for impairment. Intangible assets are amortized over their useful lives. Under SAP, goodwill is reported as the excess of cost of an acquired entity over the statutory book value and amortized over 10 years. Its carrying value is limited to 10% of adjusted surplus. Under SAP, intangible assets are not recognized.
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

The following table presents, on a statutory basis, the Insurance Companies’ loss, expense and combined ratios, and the private passenger automobile industry combined ratio. The Insurance Companies’ ratios (Company-wide) include lines of insurance business other than private passenger automobile that accounted for approximately 40.0% of direct premiums written in 2025; hence, the Company believes its combined ratio (for private passenger automobile only) is more comparable to the industry ratios.

	Year Ended December 31,
	2025	2024	2023	2022	2021
Loss ratio (Company-wide)	72.0%	72.6%	82.3%	85.1%	73.8%
Expense ratio (Company-wide)	24.5%	23.5%	23.5%	24.4%	24.9%
Combined ratio (Company-wide)	96.5%	96.1%	105.8%	109.5%	98.7%
Combined ratio (Company's private passenger automobile only)	89.5%	93.1%	103.0%	110.3%	96.0%
Industry combined ratio (all writers)(1)	N/A	94.8%	104.6%	111.7%	100.7%
Industry combined ratio (excluding direct writers)(1)	N/A	93.9%	102.2%	104.6%	99.4%
____________
(1)Source: A.M. Best, Aggregates & Averages (2021 through 2024), for all property and casualty insurance companies (private passenger automobile line only, after policyholder dividends).

Premiums to Surplus Ratio
The following table presents the Insurance Companies’ statutory ratios of net premiums written to policyholders’ surplus. Guidelines established by the National Association of Insurance Commissioners (the "NAIC") suggest that this ratio should be no greater than 3 to 1.

	Year Ended December 31,
	2025	2024	2023	2022	2021
	(Amounts in thousands, except ratios)
Net premiums written	$5,721,778	$5,378,310	$4,464,199	$3,978,017	$3,855,369
Policyholders’ surplus	$2,392,286	$2,030,460	$1,667,187	$1,502,424	$1,827,210
Ratio	2.4 to 1	2.7 to 1	2.7 to 1	2.7 to 1	2.1 to 1

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

Tax considerations are important in portfolio management. The Company closely monitors the timing and recognition of capital gains and losses to maximize the realization of any deferred tax assets arising from capital losses. The Company had no capital loss carryforward at December 31, 2025.

Investment Portfolio
The following table presents the composition of the Company’s total investment portfolio:

	December 31,
	2025		2024		2023
	Cost(1)	Fair Value	Cost(1)	Fair Value	Cost(1)	Fair Value
			(Amounts in thousands)
Taxable bonds	$2,582,848	$2,560,651	$2,759,532	$2,704,046	$2,102,740	$2,031,594
Tax-exempt state and municipal bonds	2,866,878	2,869,600	2,222,926	2,209,332	2,292,243	2,287,742
Total fixed maturities	5,449,726	5,430,251	4,982,458	4,913,378	4,394,983	4,319,336
Equity securities	728,460	812,787	795,068	879,175	654,939	730,693
Short-term investments	336,978	336,992	283,792	283,817	179,375	178,491
Total investments	$6,515,164	$6,580,030	$6,061,318	$6,076,370	$5,229,297	$5,228,520
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

Investment Results
The following table presents the investment results of the Company for the most recent five years:

	Year Ended December 31,
	2025	2024	2023	2022	2021
		(Dollars in thousands)
Average invested assets at cost(1) (2)	$5,968,575	$5,683,973	$5,096,428	$4,902,755	$4,681,462
Net investment income(3)(4)
Before income taxes	$328,701	$279,989	$234,630	$168,356	$129,727
After income taxes	$276,214	$235,419	$200,209	$146,204	$115,216
Average annual yield on investments(3)(4)
Before income taxes	4.7%	4.5%	4.3%	3.4%	2.8%
After income taxes	4.0%	3.8%	3.7%	3.0%	2.5%
Net realized investment gains (losses) after income taxes	$103,781	$70,050	$79,801	$(385,583)	$88,210
 __________
(1)Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2)At December 31, 2025, fixed maturity securities with call features totaled $4.4 billion at fair value and amortized cost.
(3)Net investment income includes approximately $50.7 million, $25.5 million, and $14.5 million of interest income earned on cash (approximately $40.1 million, $20.2 million, and $11.5 million after tax) for the years ended December 31, 2025, 2024, and 2023, respectively. Average annual yield on investments does not include interest income earned on cash. No interest income was earned on cash in 2021.
(4)Net investment income before and after income taxes for 2025 increased compared to 2024, primarily due to higher average invested assets and cash combined with higher average yield. Average annual yield on investments before and after income taxes for 2025 increased compared to 2024, primarily due to the maturity and replacement of lower yielding investments purchased when market interest rates were lower with higher yielding investments, combined with the higher average yield on investments purchased in 2025 using cash generated from operations compared to the average yield on overall investments in 2024.

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

Reputation for customer service and price are the principal means by which the Company competes with other insurers. In addition, the marketing efforts of independent agents can provide a competitive advantage. Based on the most recent regularly published statistical compilations of premiums written in 2024, the Company was the eighth largest writer of private passenger automobile insurance in California and the fifteenth largest in the United States.

The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company has historically seen premium growth during hard market conditions. The Company believes that the automobile insurance market in most states went through a transitional period from hard to softening market conditions during 2025 as many insurance carriers experienced improved profitability and increased competition, with inflation easing and rates stabilizing.

Reinsurance
For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake. For more detailed discussion, see "Regulation—Insurance Assessments" below.

The Company is the assuming reinsurer under a Catastrophe Portfolio Participation Reinsurance Contract ("Contract") effective through December 31, 2028. The Company reimburses a group of affiliates of a ceding company for a proportional share of a portfolio of catastrophe losses based on the premiums ceded to the Company under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 73.5%. The total assumed premium under the Contract is approximately $15 million for each of the 12 month periods ending December 31, 2023 through 2028. The total possible amount of losses for the Company under the Contract is approximately $30.0 million for each of the 12 month periods ending December 31, 2023 through 2028. The Company recognized approximately $1 million, $2 million, and $10 million in incurred losses under the Contract for the 12 months ended December 31, 2025, 2024, and 2023, respectively.

The Company is the assuming reinsurer under a Property Quota Share Reinsurance Contract ("Quota Share Contract") effective through December 31, 2026 and reimburses ceding companies for a proportional share of losses based on the premiums ceded to the Company under the Quota Share Contract. The total annual assumed premium under the Quota Share Contract is approximately $17 million and $11 million for the 12 months ending December 31, 2026 and 2025, respectively. The total annual possible amount of losses for the Company under the Quota Share Contract is approximately $60 million and $32 million for the 12 months ending December 31, 2026 and 2025, respectively. The Company recognized approximately $8 million in incurred losses for the 12 months ended December 31, 2025. The Quota Share Contract commenced on January 1, 2025.

The Company is the assuming reinsurer under a Catastrophe Quota Share Reinsurance Agreement ("Quota Share Agreement") effective through December 31, 2026. The Company reimburses ceding companies for a proportional share of losses based on the premiums ceded to the Company under the Quota Share Agreement. The total assumed premium under the Quota Share Agreement is approximately $5 million for the 12 months ending December 31, 2026. The total possible amount of losses for the Company under the Quota Share Agreement is approximately $12 million for the 12 months ending December 31, 2026. The Quota Share Agreement commenced on January 1, 2026.

The Company is the ceding party to a Catastrophe Reinsurance Treaty ("Treaty") covering a wide range of perils that is effective through June 30, 2026. For the 12 months ending June 30, 2026 and 2025, the Treaty provides $2,140 million and $1,290 million of coverage, respectively, on a per occurrence basis after covered catastrophe losses exceed the Company retention limit of $200 million and $150 million, respectively. The Treaty ending June 30, 2026 and 2025 each excludes coverage for any Florida business and for California earthquake losses on fixed property policies such as homeowners, but does cover losses from fires following an earthquake with certain exceptions as shown below. The Treaty ending June 30, 2026 and 2025 each includes additional restrictions as noted below.

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
__________
(1)    The increase in the annual premium is primarily due to higher reinsurance coverage and rates, growth in the covered book of business, and an evolving view of risk by the reinsurers.
(2)    The reinstatement premium and the total combined premium for the treaty period ending June 30, 2026 are projected amounts to be paid based on the latest information available. The reinstatement premium and the total combined premium for the treaty period ended June 30, 2025 are based on actual amounts paid.

The Treaty ending June 30, 2026 and 2025 each provides for one full reinstatement of coverage limits except for certain layers of coverage noted in the tables above. Reinstatement premiums are based on the amount of reinsurance benefits used by the Company at 100% of the annual premium rate, with the exception of the reinstatement restrictions noted in the tables above, up to the maximum reinstatement premium of approximately $221 million and $101 million if the full amount of benefit is used for the 12 months ending June 30, 2026 and 2025, respectively.

The total amount of reinstatement premiums is recorded as ceded reinstatement premiums written at the time of the catastrophe event based on the total amount of reinsurance benefits expected to be used for the event, and such reinstatement premiums are recognized ratably over the remaining term of the Treaty as ceded reinstatement premiums earned.

The catastrophe events that occurred in 2025 caused approximately $1,830 million in losses and loss adjustment expenses net of subrogation to the Company before reinsurance, resulting primarily from the Palisades and Eaton wildfires in California and severe storms in Texas, Oklahoma and California. Catastrophe losses incurred for the year ended December 31, 2025 was reduced by approximately $586 million of subrogation recorded on the Palisades and Eaton wildfires. All of the reinsurance benefits available for the 12 months ending June 30, 2025 under the Treaty, approximately $1,290 million, were used for losses from the Palisades and Eaton wildfires in the first quarter of 2025, and limits totaling $1,238 million were reinstated. See Note 12. Loss and Loss Adjustment Expense Reserves, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information. None of the 2025 catastrophe events, other than the Palisades and Eaton wildfires, individually resulted in losses in excess of the Company's per-occurrence retention limit of $200 million and $150 million under the Treaty for the 12 months ending June 30, 2026 and 2025, respectively.

The catastrophe events that occurred in 2024 caused approximately $244 million in losses to the Company before reinsurance as of December 31, 2025, resulting primarily from tornadoes, hailstorms and convective storms in Texas and

Oklahoma, winter storms, rainstorms and wildfires in California, and the impact of Hurricane Helene in Florida and Georgia. No reinsurance benefits were available under the Treaty for these losses as none of the 2024 catastrophe events individually resulted in losses in excess of the Company’s per-occurrence retention limit of $150 million and $100 million under the Treaty for the 12 months ending June 30, 2025 and 2024, respectively.

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

The operations of the Company are dependent on the laws of the states in which it does business and changes in those laws can materially affect the revenue and expenses of the Company. The Company retains its own legislative advocates in California. The Company made direct financial contributions of approximately $38,000 and $0 to officeholders and candidates in 2025 and 2024, respectively. The Company believes in supporting the political process and intends to continue to make such contributions in amounts which it determines to be appropriate.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The risk-based capital ("RBC") formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2025, 2024 and 2023, each of the Insurance Companies exceeded the minimum required RBC level. For more detailed information, see "Liquidity and Capital Resources—F. Regulatory Capital

Requirements" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Own Risk and Solvency Assessment
Insurance companies are required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its most recent ORSA Summary Report with the California DOI in November 2025. Compliance with the ORSA requirements did not have a material impact on the Company's consolidated financial statements.

Insurance Assessments
The California Insurance Guarantee Association ("CIGA") was created to pay claims on behalf of insolvent property and casualty insurers. Each year, these claims are estimated by CIGA and the Company is assessed for its pro-rata share based on prior year California premiums written in the particular line. These assessments are currently limited to 2% of premiums written in the preceding year and are recouped through a mandated surcharge to policyholders in the year after the assessment. There were no CIGA assessments in 2025.

The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowner policy directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other revenue in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 30, 2025, the most recent date at which information was available, was $89.3 million. There were no assessments made in 2025.

The Insurance Companies in other states are also subject to the provisions of similar insurance guaranty associations. There were no material assessments during 2025 in other states that cannot be recouped through a premium tax credit or a surcharge to policyholders.

In addition, the Company is a member of the California FAIR Plan, the state's fire insurer of last resort. The FAIR Plan assessed the Company $50 million to strengthen the FAIR Plan's capital position following the Palisades and Eaton wildfires in the first quarter of 2025. See Note 12. Loss and Loss Adjustment Expense Reserves, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information.

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

California-domiciled insurance companies are also required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2025, the Insurance Companies are permitted to pay in 2026, without obtaining DOI approval for extraordinary dividends, $448 million in dividends to Mercury General, of which $422 million may be paid by the California Companies.

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

Information about the Company's Executive Officers
The following table presents certain information concerning the executive officers of the Company as of February 12, 2026:

Name	Age	Position
George Joseph	104	Chairman of the Board
Gabriel Tirador	61	Chief Executive Officer
Victor G. Joseph	39	President and Chief Operating Officer
Theodore R. Stalick	62	Senior Vice President and Chief Financial Officer
Kelly Butler	43	Vice President and Chief Underwriting Officer
Jenny D. Chan	52	Vice President and Chief Human Resources Officer
Nick Colby	41	Vice President and Chief Sales Officer
Katie Gibbs	36	Vice President and Chief Experience Officer
Christopher Graves	60	Vice President and Chief Investment Officer
Wei Pang	49	Vice President and Chief Technology Officer
Randall R. Petro	62	Vice President and Chief Claims Officer
Mark Ribisi	63	President and Chief Executive Officer of AIS Management LLC
Jeffrey M. Schroeder	49	Vice President and Chief Product Officer
Erik Thompson	57	Vice President and Chief Marketing Officer
Charles Toney	64	Vice President and Chief Actuary
Judy A. Walters	79	Vice President, Corporate Affairs and Secretary
Simon Zhang	49	Vice President and Chief Data & Analytics Officer

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

Ms. Chan, Vice President and Chief Human Resources Officer, joined the Company in 2026. Prior to joining the Company, she served as the Chief People Officer at Arctera from 2024 to 2025. Prior to 2024, she held multiple senior leadership roles at Accenture, including Chief Human Resources Officer for a division and Global Head of Health and Well-Being.

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
For the year ended December 31, 2025, the Company generated approximately 85% of its direct automobile insurance premiums written in California. The Company’s financial results are subject to prevailing regulatory, legal, economic, demographic, competitive, and other conditions in the states in which the Company operates and changes in any of these conditions could negatively impact the Company’s results of operations.

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

The Company’s ability to retain its existing business or to attract new business in its Insurance Companies is affected by its rating by A.M. Best. A.M. Best currently rates all of the Insurance Companies as A (Excellent). On February 20, 2025, A.M. Best affirmed the Financial Strength Rating ("FSR") of A (Excellent) and revised the outlook from Stable to Negative for the Company's Insurance Companies. The Company believes that if it is unable to maintain its A.M. Best ratings within the A ratings range, it may face greater challenges to grow its premium volume sufficiently to attain its financial performance goals, which may adversely affect the Company’s business, financial condition, and results of operations.

The Company may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

The Company’s future capital requirements, including to fund future growth opportunities, depend on many factors, including its ability to underwrite new business successfully, its ability to establish premium rates and reserves at levels sufficient to cover losses, the success of its expansion plans, the performance of its investment portfolio and its ability to obtain financing. The Company may seek to obtain financing through equity or debt issuances, or sales of all or a portion of its investment portfolio or other assets. The Company’s ability to obtain financing also depends on economic conditions affecting financial markets and financial strength and claims-paying ability ratings, which are assigned based upon an evaluation of the Company’s ability to meet its financial obligations. The Company’s current financial strength rating with Fitch and Moody's is A- with Stable outlook and A3 with Negative outlook, respectively. If the Company were to seek financing through the capital markets in the future, there can be no assurance that the Company would obtain favorable ratings from rating agencies. Any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. In the case of equity financing, the Company’s shareholders could experience dilution. In addition, such securities may have rights, preferences, and privileges that are senior to those of the Company’s current shareholders. If the Company cannot obtain adequate capital on favorable terms or at all, its business, financial condition, and results of operations could be adversely affected.

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
At December 31, 2025, approximately 44% of the Company’s total investment portfolio at fair value and approximately 53% of its total fixed maturity securities at fair value were invested in tax-exempt municipal bonds. With such a large percentage of the Company’s investment portfolio invested in municipal bonds, the performance of the Company’s investment portfolio, including the cash flows generated by the investment portfolio, is significantly dependent on the performance of municipal bonds. If the value of municipal bond markets in general or any of the Company’s municipal bond holdings deteriorates, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

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

There is uncertainty involved in the collectability of subrogation recoverable.
The Company actively pursues subrogation against responsible third parties after paying covered claims to its policyholders. When catastrophe events occur, the total potential amount of subrogation recoverable from third parties can be significant due to the large losses resulting from the catastrophes. When the Company is presented with the right opportunity to sell its subrogation rights, the Company may sell such rights to third party investors or financial institutions. Alternatively, the Company may choose to seek subrogation recovery through litigation and/or negotiation with the parties involved. Although the amount of subrogation recoverable from third parties is recorded as an offset against loss and loss adjustment expense reserves, no assurance can be given that the Company will be able to collect the recoverable amount from third parties through litigation and/or negotiation. In addition, the Company may not be able to find suitable buyers for its subrogation rights or sell such rights for a price equal to or higher than the amount that the Company recorded as subrogation recoverable. If the amount actually recoverable is ultimately determined to be less than the amount the Company has recorded as subrogation recoverable, the Company may incur a significant loss during the period in which that determination is made, which could have a material and adverse impact on the Company’s financial condition and results of operations. See Note 12. Loss and Loss Adjustment Expense Reserves, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for discussion of significant amounts of subrogation recoverable resulting from the Palisades and Eaton wildfires that occurred in January 2025.

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
The Company faces a significant risk of loss in the ordinary course of its business for property damage resulting from natural disasters, man-made catastrophes and other catastrophic events, particularly hurricanes, earthquakes, hail storms, explosions, tropical storms, rain storms, fires, mudslides, sinkholes, war, acts of terrorism, severe weather and other natural and man-made disasters. Such events typically increase the frequency and severity of automobile and other property claims. Because catastrophic loss events are by their nature unpredictable, historical results of operations may not be indicative of future results of operations, and the occurrence of claims from catastrophic events may result in substantial volatility in the Company’s financial condition and results of operations from period to period. Although the Company attempts to manage its exposure to such events, the occurrence of one or more major catastrophes in any given period could have a material and adverse impact on the Company’s financial condition and results of operations and could result in substantial outflows of cash as losses are paid. See Note 12. Loss and Loss Adjustment Expense Reserves, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for discussion of significant catastrophe losses related to the Palisades and Eaton wildfires that occurred in January 2025.

The Company depends on independent agents who may discontinue sales of its policies at any time.
The Company sells its insurance policies primarily through a network of approximately 8,510 independent agents. The Company must compete with other insurance carriers for these agents’ business. Some competitors offer a larger variety of products, lower prices for insurance coverage, higher commissions, or more attractive non-cash incentives. To maintain its relationship with these independent agents, the Company must pay competitive commissions, be able to respond to their needs quickly and adequately, and create a consistently high level of customer satisfaction. If these independent agents find it preferable to do business with the Company’s competitors, it would be difficult to renew the Company’s existing business or attract new business. State regulations may also limit the manner in which the Company’s producers are compensated or incentivized. Such developments could negatively impact the Company’s relationship with these parties and ultimately reduce revenues.

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
At December 31, 2025, the Company’s consolidated balance sheet reflected approximately $43 million of goodwill and $7 million of other intangible assets. The Company evaluates whether events or circumstances have occurred that suggest that the fair values of its goodwill and other intangible assets are below their respective carrying values. The determination that the fair values of the Company’s goodwill and other intangible assets are less than their carrying values may result in an impairment write-down. An impairment write-down would be reflected as expense and could have a material adverse effect on the Company’s results of operations during the period in which it recognizes the expense. In the future, the Company may incur impairment charges related to goodwill and other intangible assets already recorded or arising out of future acquisitions.

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
Approximately 60% of the Company’s direct premiums written for the year ended December 31, 2025 were generated from private passenger automobile insurance policies. Adverse developments in the market for personal automobile insurance or the personal automobile insurance industry in general, whether related to changes in competition, pricing or regulations, could cause the Company’s results of operations to suffer. The property-casualty insurance industry is also exposed to the risks of severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, wild fires, sinkholes, earthquakes and, to a lesser degree, explosions, terrorist attacks, and riots. The automobile insurance business is also affected by cost trends that impact profitability. Factors which negatively affect cost trends include inflation in automobile repair costs, automobile parts costs, new and used car valuations, medical costs, and changes in non-economic costs due to changes in the legal and regulatory environments. In addition, the advent of driverless cars and usage-based insurance could materially alter the way that automobile insurance is marketed, priced, and underwritten.

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

The U.S. economy experienced elevated levels of inflation in 2022. Although the inflation moderated in 2023 through 2025, it has created a heightened level of risk for the Company, the insurance industry and the U.S. economy generally. Rising inflation may impact the reliability of the Company's loss reserve estimates and its ability to accurately price insurance products, and may create additional volatility in the fair value of its investments. Additionally, regulatory agencies, such as various state Departments of Insurance, the U.S. government and Federal Reserve may be slow to approve rate changes or adopt measures to attempt to control inflation during the highly inflationary periods, which could adversely affect the Company's ability to generate profits and cash flow. Continuing significant inflation could have a prolonged effect on the U.S. economy and could in turn increase the Company's operating and loss costs due to higher labor and materials costs, and may negatively affect its business, financial condition and results of operations.

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

Effective February 4, 2025, the United States announced additional tariffs for goods imported into the United States from Mexico, Canada, and China, which was followed by a series of other tariff-related announcements by the United States and other countries. Although the Company cannot predict what additional actions may ultimately be taken by the United States or other governments with respect to tariffs or trade relations, such actions could increase the Company's loss costs due to higher repair and replacement costs for insured properties and cause a decline in the value of its investment portfolio due to disruptions in financial markets, which could adversely affect the Company's business, financial condition and results of operations.

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

Location	Purpose	Size in Square Feet	Percent Leased to Third Parties at December 31, 2025
Brea, CA	Home office and I.T. facilities	80,000	—%
Los Angeles, CA	Executive offices	41,000	5%

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
The shares of the Company's common stock are listed and traded on the New York Stock Exchange and the New York Stock Exchange Texas (trading symbol: MCY).
The closing price of the Company’s common stock on February 12, 2026 was $94.76.
Holders
As of February 12, 2026, there were approximately 133 holders of record of the Company’s common stock.
Dividends

For financial statement purposes, the Company records dividends on the declaration date. The continued payment and amount of cash dividends will depend upon the Company’s operating results, overall financial condition, capital requirements, and general business conditions.

Holding Company Act
Pursuant to the Holding Company Act, California-domiciled insurance companies are required to notify the California DOI of any dividend after declaration, but prior to payment. There are similar limitations imposed by other states on the Insurance Companies’ ability to pay dividends. As of December 31, 2025, the Insurance Companies are permitted to pay in 2026, without obtaining DOI approval for extraordinary dividends, $448 million in dividends to Mercury General, of which $422 million may be paid by the California Companies.

For a discussion of certain restrictions on the payment of dividends to Mercury General by some of its insurance subsidiaries, see Note 13. Dividends, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

Performance Graph

The following graph compares the cumulative total shareholder returns on the Company’s common stock (trading symbol: MCY) with the cumulative total returns on the Standard and Poor’s 500 Composite Stock Price Index ("S&P 500 Index") and the Company’s industry peer group (S&P 500 Property & Casualty Insurance Index) over the last five years. The graph assumes an investment of $100 on December 31, 2020 in each of the Company’s Common Stock, the S&P 500 Index and the industry peer group and the reinvestment of all dividends.

Comparative Five-Year Cumulative Total Returns
Stock Price Plus Reinvested Dividends
$240
$220
$200
$180
$160
$140
$120
$100
$80
2020
2021
2022
2023
2024
2025
Mercury General
S&P 500 Property & Casualty Insurance Index
S&P 500 Index

	2020	2021	2022	2023	2024	2025
Mercury General	$100.00	$106.18	$71.54	$81.22	$148.04	$213.25
S&P 500 Property & Casualty Insurance Index	100.00	119.28	141.79	157.12	212.86	234.32
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16

Recent Sales of Unregistered Securities
None.
Share Repurchases
The Company does not currently have any share repurchases authorized by the Board. The Company has not repurchased any of its Common Stock since 2000.

Item 6.Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

    The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Certain statements contained in this report are forward-looking statements based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for the Company’s insurance products, inflation and general economic conditions, including general market risks associated with the Company’s investment portfolio; the accuracy and adequacy of the Company’s pricing methodologies; catastrophes in the markets served by the Company; uncertainties related to estimates, assumptions and projections generally; the possibility that actual loss experience may vary adversely from the actuarial estimates made to determine the Company’s loss reserves in general, including subrogation recovery estimates; the Company’s ability to obtain and the timing of the approval of premium rate changes for insurance policies issued in states where the Company operates; legislation adverse to the automobile insurance industry or business generally that may be enacted in the states where the Company operates; the Company’s success in managing its business in non-California states; the presence of competitors with greater financial resources and the impact of competitive pricing and marketing efforts; the Company's ability to successfully allocate the resources used in the states with reduced or exited operations to its operations in other states; changes in driving patterns and loss trends; acts of war and terrorist activities; effects of changing climate conditions; pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases; court decisions and trends in litigation and health care and auto repair costs; changes in global trade policies, including trade barriers or restrictions; and legal, cybersecurity, regulatory and litigation risks.

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

The Company is headquartered in Los Angeles, California and writes primarily personal automobile lines of business selling policies through a network of independent agents, 100% owned insurance agents and direct channels, in 11 states: Arizona, California, Florida, Georgia, Illinois, Nevada, New Jersey, New York, Oklahoma, Texas, and Virginia. The Company also offers homeowners, commercial automobile, commercial property, mechanical protection, fire, and umbrella insurance. Private passenger automobile lines of insurance business accounted for approximately 60% of the $6.0 billion of the Company’s direct premiums written in 2025, and approximately 86% of the private passenger automobile premiums were written in California.

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

2025 Financial Performance Summary
The Company’s net income for the year ended December 31, 2025 was $541.1 million, or $9.77 per diluted share, compared to $468.0 million, or $8.45 per diluted share, for the same period in 2024. Included in net income was $328.7 million of pre-tax net investment income that was generated during 2025 on a portfolio of $6.6 billion, at fair value, at December 31, 2025, compared to $280.0 million of pre-tax net investment income that was generated during 2024 on a portfolio of $6.1 billion, at fair value, at December 31, 2024. Also included in net income were pre-tax net realized investment gains of $131.4 million and $88.7 million in 2025 and 2024, respectively, and pre-tax catastrophe losses, net of reinsurance and reinstatement premiums earned, of approximately $608.6 million and $277.0 million in 2025 and 2024, respectively. The Company’s operating results and growth have allowed it to consistently generate positive cash flow from operations, which was approximately $1,087 million and $1,037 million in 2025 and 2024, respectively.

The Company continued its marketing efforts to enhance name recognition and lead generation in 2025, and increased the spending for advertising and marketing. The Company believes that its marketing efforts and broad independent agent distribution network, combined with its ability to maintain relatively low prices and a strong reputation, make its insurance products competitive in California and in other states.

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
•Underwriting Cycle and Competition—The property and casualty insurance industry is highly cyclical, with alternating hard and soft market conditions. The Company believes that the automobile insurance market in most states went through a transitional period from hard to softening market conditions during 2025 as many insurance carriers experienced improved profitability and increased competition, with inflation easing and rates stabilizing.

Technology

The Company has invested in improvements to automation, customer and agent experience, internal process efficiencies,

and cybersecurity protections in 2025. In 2026, the Company expects to continue to invest in customer and agent experience, automation, cybersecurity, and in the decommissioning of legacy systems.
B. Regulatory and Legal Matters

The process for implementing rate changes varies by state. For more detailed information related to insurance rate approval, see "Item 1. Business—Regulation."

In late 2024, as part of the California insurance commissioner’s “Sustainable Insurance Strategy,” the California DOI issued two regulations that may impact how insurers price and write certain of their California property insurance policies: one allowing insurers to incorporate catastrophe modeling into rate-making with a requirement for them to align their share of insured properties in distressed wildfire-prone areas of the state to at least 85% of their state-wide market share, which may be increased by 5% per year, if necessary, until that level is reached; and the other allowing insurers to incorporate reinsurance costs into rate-making for certain specific catastrophe perils and wildfire exposures when meeting the same requirement governing the use of catastrophe modeling. The California insurance commissioner has also implemented changes to the California FAIR Plan, expanding coverage offerings and changing the assessment and recoupment processes in order to enhance market stability: the FAIR Plan’s member insurers may now request the California insurance commissioner’s prior approval to collect temporary supplemental fees from their own policyholders in order to recoup up to 50% of amounts assessed up to $1 billion in aggregate assessments in the industry and 100% of all amounts assessed over that $1 billion threshold for each of personal and commercial lines of insurance business, and 100% of all amounts assessed over $2 billion in aggregate assessments in the industry for the combined personal and commercial lines of insurance business. In December 2025, the California DOI approved the Company's rate application, which incorporates catastrophe modeling and reinsurance costs into its ratemaking in accordance with the new regulations. The Company will adhere to the market-share requirements when the new rating plan is effective in July 2026.

During the first quarter of 2025, the Company was assessed $50 million by the California FAIR Plan to strengthen the FAIR Plan's capital position following the significant losses resulting from the Palisades and Eaton wildfires in January 2025. The Company has received approval from the California DOI to recoup $25 million through temporary supplemental fees from its policyholders, as allowed under the changes to the California FAIR Plan described above.

During 2025, the Company implemented rate changes in 11 states. The following are recent rate increases approved by the California DOI for lines of insurance business that accounted for 5% or more of the Company's total net premiums earned in 2025:

•In January 2024, the California DOI approved a 22.5% rate increase for MIC and a 3.8% rate increase for CAIC on the private passenger automobile line of insurance business. These rate increases became effective in February 2024. The private passenger automobile line of insurance business of MIC and CAIC represented approximately 49% and 6%, respectively, of the Company's total net premiums earned in 2025.
•In March 2024, the California DOI approved a 6.99% rate increase on the California homeowners line of insurance business. This rate increase became effective in May 2024. In January 2025, the California DOI approved a 12% rate increase on the California homeowners line of insurance business. This rate increase became effective in March 2025. In addition, in December 2025, the California DOI approved a 6.9% rate increase on the California homeowners line of insurance business. This rate increase is expected to become effective in July 2026. The California homeowners line of insurance business represented approximately 15% of the Company's total net premiums earned in 2025.

•In April 2024, the California DOI approved a 14.9% rate increase on the California commercial automobile line of insurance business. This rate increase became effective in July 2024. In December 2024, the California DOI approved a 15.6% rate increase on the California commercial automobile line of insurance business. This rate increase became effective in February 2025. In addition, in August 2025, the California DOI approved a 9.6% rate increase on the California commercial automobile line of insurance business. This rate increase became effective in November 2025. The California commercial automobile line of insurance business represented approximately 5% of the Company's total net premiums earned in 2025.

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

The Company calculates a loss reserve point estimate rather than a range. There is inherent uncertainty with estimates and this is particularly true with loss reserve estimates. This uncertainty comes from many factors which may include changes in claims reporting and settlement patterns, changes in the regulatory and legal environments, uncertainty over inflation rates, and uncertainty for unknown items. The Company does not make specific provisions for these uncertainties, rather it considers them in establishing its loss reserve by looking at historical patterns and trends and projecting these out to current loss reserves. The underlying factors and assumptions that serve as the basis for preparing the loss reserve estimate include paid and incurred loss development factors, expected average costs per claim, inflation trends, expected loss ratios, industry data, and other relevant information such as subrogation recoverable.

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

For catastrophe losses that are considered “total losses” where the entire dwelling was destroyed, the Company primarily estimates losses based on the expected amounts to be paid out on the policy limits. Homeowners policies have multiple coverages, including dwelling, additional replacement costs, additional living expenses, and personal property, and on a typical total loss, many, but not all, of the various coverage limits are exhausted. It can take up to five years or longer for total loss claims to close, and the Company will reevaluate its total loss estimates periodically based on many factors, including estimated costs to rebuild if a decision was made to rebuild, actual rebuilding costs incurred, estimated time to rebuild, value of personal belongings destroyed, expected duration for the homeowner to be displaced, and demand surge.

In addition, subrogation may play an important role in the catastrophe loss estimate. For additional discussion on subrogation, see disclosures on the Palisades and Eaton wildfires in Note 12. Loss and Loss Adjustment Expense Reserves, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

There are many factors that can cause variability between the ultimate expected loss and the actual developed loss. While there are certainly other factors, the Company believes that the following four items tend to create the most variability between expected losses and actual losses.

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

The following table presents the typical cumulative closure patterns of BI claims in the Company's California personal automobile insurance coverage:

	% of Total
	Claims Closed	Dollars Paid
BI claims closed in the accident year reported	39%	12%
BI claims closed one year after the accident year reported	79%	54%
BI claims closed two years after the accident year reported	93%	79%
BI claims closed three years after the accident year reported	97%	89%

BI claims closed in the accident year reported are generally the smaller and less complex claims that settle for approximately $11,000 to $12,000 on average, whereas the total average settlement, once all claims are closed for a particular accident year, is approximately $29,000 to $40,000. The Company creates incurred and paid loss triangles to estimate ultimate losses utilizing historical payment and reserving patterns and evaluates the results of this analysis against its frequency and severity analysis to establish BI loss reserves. The Company adjusts development factors to account for inflation trends it sees in loss severity. As a larger proportion of claims from an accident year are settled, there emerges a higher degree of certainty for the loss reserves established for that accident year. At December 31, 2025, the accident years that are most likely to develop are the 2023 through 2025 accident years; however, it is possible that older accident years could develop as well.

In 2022, excessive inflation led to significant increases in loss severities related to vehicle repairs and bodily injuries. The severe inflationary trend continued into 2023, but moderated as the year progressed. During 2024 and 2025, the inflation rate continued to be moderate for automobile parts and labor but it was at an elevated level for bodily injury costs. In general, the Company expects that historical claims trends will continue with costs tending to increase, which is generally consistent with historical data, and therefore the Company believes that it is reasonable to expect inflation to continue. Many potential factors can affect the BI inflation rate, including changes in claims handling process, changes in statutes and regulations, the number of litigated files, increased use of medical procedures such as MRIs and epidural injections, general economic factors, timeliness of claims adjudication, vehicle safety, weather patterns, changes in the relative percentages of single- and multi-car accidents, social inflation, and gasoline prices, among other factors; however, the magnitude of the impact of such factors on the inflation rate is unknown.

The Company believes that it is reasonably possible that the California automobile BI severity could vary from recorded amounts by as much as 12%, 8% and 6% for 2025, 2024 and 2023 accident years, respectively; however, the variation could be more or less than these amounts.

During the years 2021 through 2025, the changes in the loss severity amounts for the three preceding accident years from the prior year amounts (BI severity variance from prior year) have ranged as follows:

	High	Low
Immediate preceding accident year	7.9%	(1.6)%
Second preceding accident year	5.4%	(1.0)%
Third preceding accident year	3.6%	(2.6)%

The following table presents the effects on the California automobile BI loss reserves for the 2025, 2024 and 2023 accident years based on possible variations in the severity recorded; however, the actual variations could be more or less than these amounts:

California Automobile Bodily Injury Inflation Reserve Sensitivity Analysis

Accident Year	Number of Claims Expected	Actual Recorded Severity at 12/31/2025	Implied Inflation Rate Recorded (1)	(A) Pro-forma severity if actual severity is lower by 12% for 2025, 8% for 2024, and 6% for 2023	(B) Pro-forma severity if actual severity is higher by 12% for 2025, 8% for 2024, and 6% for 2023	Favorable loss development if actual severity is less than recorded (Column A)	Unfavorable loss development if actual severity is more than recorded (Column B)
2025	21,556	$39,826	17.8%	$35,047	$44,605	$103,016,000	$(103,016,000)
2024	21,143	$33,813	14.6%	$31,108	$36,518	$57,192,000	$(57,192,000)
2023	21,308	$29,496	13.5%	$27,726	$31,266	$37,715,000	$(37,715,000)
2022	21,284	$25,987	—	—	—	—	—
Total Loss Development—Favorable (Unfavorable)						$197,923,000	$(197,923,000)
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

At December 31, 2025, there were 19,506 California automobile BI claims reported for the 2025 accident year and the Company estimates that these are expected to ultimately grow by approximately 10.5%. The Company believes that while actual development in recent years has ranged approximately from 3% to 12%, it is reasonable to expect that the range of the development could be as great as between 0% and 15%. However, actual development may be more or less than the expected range.

The following table presents the effects on loss development of different claim counts within the broader possible range at December 31, 2025:

California Automobile Bodily Injury Claim Count Reserve Sensitivity Analysis

2025 Accident Year	Claims Reported	Amount Recorded at 12/31/2025 at Approximately 10.5% Claim Count Development	Total Expected Amount If Claim Count Development is 0%	Total Expected Amount If Claim Count Development is 15%
Claim count	19,506	21,556	19,506	22,432
Approximate average cost per claim	Not meaningful	$39,826	$39,826	$39,826
Total dollars	Not meaningful	$858,489,000	$776,846,000	$893,377,000
Total Loss Development—Favorable (Unfavorable)			$81,643,000	$(34,888,000)

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

(4) Palisades and Eaton Wildfires

The Palisades and Eaton wildfire losses and loss adjustment expenses (discussed in detail in Note 12. Loss and Loss Adjustment Expense Reserves, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data") have the potential to cause significant reserve variability primarily due to: 1) the large size of losses and loss adjustment expenses from those catastrophes totaling approximately $2.2 billion before subrogation and reinsurance; 2) the estimate for subrogation recoverable on the Eaton fire of approximately $538 million; and 3) changes in loss estimates provided by the FAIR Plan (the Company's share of the FAIR Plan losses from the Palisades and Eaton wildfires is recorded as part of the Company's losses and loss adjustment expenses from those catastrophes). The Company has made adjustments to the ultimate net losses and loss adjustment expenses from the Palisades and Eaton wildfires in each of the four quarters of 2025, based on updated information available at each measurement date. The total ultimate net losses and loss adjustment expenses recognized for the Palisades and Eaton wildfires were approximately $380.4 million, $381.0 million, $359.0 million, and $414.0 million at December 31, September 30, June 30, and March 31 of 2025, respectively.
Discussion of Losses and Loss Reserves and Prior Period Loss Development

At December 31, 2025 and 2024, the Company recorded its point estimate of approximately $3.63 billion and $3.15 billion ($3.60 billion and $3.12 billion, net of reinsurance), respectively, in loss and loss adjustment expense reserves, which included approximately $2.12 billion and $1.92 billion ($2.12 billion and $1.92 billion, net of reinsurance), respectively, of incurred-but-not-reported liabilities ("IBNR"). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to December 31, 2025 and 2024, and estimated future payments for reopened claims. Management believes that the liability for losses and loss adjustment expenses is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.

The Company evaluates its loss reserves quarterly. When management determines that the estimated ultimate claim cost requires a decrease for previously reported accident years, favorable development occurs and a reduction in losses and loss adjustment expenses is reported in the current period. If the estimated ultimate claim cost requires an increase for previously reported accident years, unfavorable development occurs and an increase in losses and loss adjustment expenses is reported in the current period. For 2025, the Company reported favorable development of approximately $92 million on the 2024 and prior accident years’ loss and loss adjustment expense reserves. The favorable development in 2025 was primarily attributable to lower than estimated losses and loss adjustment expenses in the automobile and homeowners lines of insurance business, including favorable development on the prior years' catastrophe losses.

The Company recorded catastrophe losses of approximately $508 million net of reinsurance in 2025. Catastrophe losses incurred in 2025 was reduced by approximately $586 million of subrogation recorded on the Palisades and Eaton wildfires. The majority of the 2025 catastrophe losses resulted from the Palisades and Eaton wildfires in California and severe storms in Texas, Oklahoma and California. In addition, the Company experienced favorable development of approximately $23 million on prior years' catastrophe losses in 2025.

RESULTS OF OPERATIONS
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenues

Net premiums earned and net premiums written in 2025 increased 8.5% and 6.4%, respectively, from 2024. The increases in net premiums earned and net premiums written were primarily due to rate increases in the California automobile and homeowners lines of insurance business combined with increases in the number of policies written in the California private passenger automobile and homeowners lines of insurance business, partially offset by increases in ceded premiums earned and ceded premiums written, respectively.

Net premiums earned included ceded premiums earned of $287.0 million and $136.7 million in 2025 and 2024, respectively. Net premiums written included ceded premiums written of $287.0 million and $138.0 million in 2025 and 2024, respectively. The increases in ceded premiums earned and ceded premiums written resulted mostly from reinstatement premiums earned and written of $101 million for use of reinsurance benefits associated with the Palisades and Eaton wildfires as well as higher reinsurance coverage and rates and growth in the covered book of business.

Net premiums earned, a GAAP measure, represents the portion of net premiums written that is recognized as revenue in the financial statements for the periods presented, earned on a pro-rata basis over the term of the policies. Net premiums written is a non-GAAP financial measure which represents the premiums charged on policies issued during a fiscal period less any applicable reinsurance. Net premiums written is a statutory measure designed to determine production levels.

The following is a reconciliation of total net premiums earned to net premiums written:

	Year Ended December 31,
	2025	2024
	(Amounts in thousands)
Net premiums earned	$5,505,613	$5,075,456
Change in net unearned premiums	216,165	302,854
Net premiums written	$5,721,778	$5,378,310

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Year Ended December 31,
	2025	2024
Loss ratio	72.0%	72.6%
Expense ratio	24.3%	23.4%
Combined ratio	96.3%	96.0%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The Company’s loss ratio was affected by favorable development of approximately $92 million and unfavorable development of approximately $25 million on prior accident years’ loss and loss adjustment expense reserves for the years ended December 31, 2025 and 2024, respectively. The favorable development in 2025 was primarily attributable to lower than estimated losses and loss adjustment expenses in the automobile and homeowners lines of insurance business, including favorable development on the prior years' catastrophe losses. The unfavorable development in 2024 was primarily attributable to higher than estimated losses and loss adjustment expenses in the commercial automobile and commercial property lines of insurance business, partially offset by favorable reserve development in the private passenger automobile line of insurance business.

The 2025 loss ratio was negatively impacted by a total of approximately $531 million of catastrophe losses, excluding favorable development of approximately $23 million on prior years' catastrophe losses, primarily due to the Palisades and Eaton wildfires in California and severe storms in Texas, Oklahoma and California. Catastrophe losses incurred in 2025 was reduced by approximately $586 million of subrogation recorded on the Palisades and Eaton wildfires. For additional discussion on subrogation, see disclosures on the Palisades and Eaton wildfires in Note 12. Loss and Loss Adjustment Expense Reserves, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data." The 2024 loss ratio was negatively impacted by a total of approximately $268 million of catastrophe losses, excluding unfavorable development of approximately $9 million on prior years' catastrophe losses, primarily due to tornadoes, hailstorms and convective storms in Texas and Oklahoma, winter storms, rainstorms and wildfires in California, and the impact of Hurricane Helene in Florida and Georgia.

Excluding the effect of estimated prior accident years’ loss development and catastrophe losses, the loss ratio was 64.0% and 66.8% for the years ended December 31, 2025 and 2024, respectively. The decrease in the loss ratio was primarily due to rate increases in the California automobile and homeowners lines of insurance business and a decrease in loss frequency in the California private passenger automobile line of insurance business, partially offset by an increase in loss severity in the California private passenger automobile line of insurance business and an increase in ceded premiums earned due to reinstatement premiums resulting from the Palisades and Eaton wildfires.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for 2025 increased compared to 2024, largely due to increases in expenses for profitability-related accruals and advertising, as well as an increase in ceded premiums earned due to reinstatement premiums resulting from the Palisades and Eaton wildfires, partially offset by the rate increases discussed above.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results; a combined ratio over 100% generally reflects unprofitable underwriting results.

Income tax expense was $122.6 million and $106.9 million for the years ended December 31, 2025 and 2024, respectively. The increase in income tax expense was mainly due to an increase in pre-tax income.

The Company’s effective income tax rate can be affected by several factors. These generally include large changes in fully-taxable income including net realized investment gains or losses, tax-exempt investment income, nondeductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. Income tax expense of $122.6 million on pre-tax income of $663.6 million, including tax-exempt investment income of $99.2 million, resulted in an effective tax rate of 18.5%, below the statutory tax rate of 21%, for 2025, and income tax expense of $106.9 million on pre-tax income of $574.9 million, including tax-exempt investment income of $83.3 million, resulted in an effective tax rate of 18.6% for 2024.

Investments
The following table presents the investment results of the Company:

	Year Ended December 31,
	2025	2024
	(Amounts in thousands)
Average invested assets at cost (1)	$5,968,575	$5,683,973
Net investment income (2)(3)
Before income taxes	$328,701	$279,989
After income taxes	$276,214	$235,419
Average annual yield on investments (2)
Before income taxes	4.7%	4.5%
After income taxes	4.0%	3.8%
Net realized investment gains	$131,368	$88,671
__________
(1)Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets for each period.
(2)Net investment income includes approximately $50.7 million and $25.5 million of interest income earned on cash (approximately $40.1 million and $20.2 million after tax) for the years ended December 31, 2025 and 2024, respectively. Average annual yield on investments does not include interest income earned on cash.
(3)Net investment income before and after income taxes increased, primarily due to higher average invested assets and cash combined with higher average yield. Average annual yield on investments before and after income taxes increased, primarily due to the maturity and replacement of lower yielding investments purchased when market interest rates were lower with higher yielding investments, combined with the higher average yield on investments purchased in 2025 using cash generated from operations compared to the average yield on overall investments in 2024.

The following tables present the components of net realized investment gains (losses) included in net income:

	Year Ended December 31, 2025
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturity securities (1)(2)(4)	$(17,105)	$49,606	$32,501
Equity securities (1)(3)(4)	90,792	221	91,013
Short-term investments (1)	—	(11)	(11)
Note receivable (1)	—	182	182
Options sold	7,922	(239)	7,683
Total	$81,609	$49,759	$131,368

	Year Ended December 31, 2024
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total
	(Amounts in thousands)
Net realized investment gains (losses):
Fixed maturity securities (1)(2)	$(2,745)	$6,566	$3,821
Equity securities (1)(3)	63,070	8,352	71,422
Short-term investments (1)	(714)	909	195
Notes receivable (1)	—	(162)	(162)
Options sold	12,781	614	13,395
Total	$72,392	$16,279	$88,671
__________
(1)The changes in fair value of the investment portfolio and notes receivable resulted from the application of the fair value option.
(2)The increases in fair value of fixed maturity securities in 2025 and 2024 resulted primarily from decreases in certain market interest rates associated with the Company's fixed maturity securities.
(3)The increases in fair value of equity securities in 2025 and 2024 resulted primarily from the overall improvement in equity markets.
(4)The gains and losses on sales for the year ended December 31, 2025 primarily relate to the sale of low-yielding stocks and bonds in January 2025 to generate ample liquidity following the Palisades and Eaton wildfires.

Net Income (Loss)

	Year Ended December 31,
	2025	2024
	(Amounts in thousands, except per share data)
Net income	$541,094	$467,953
Basic average shares outstanding	55,389	55,373
Diluted average shares outstanding	55,389	55,377
Basic Per Share Data:
Net income	$9.77	$8.45
Net realized investment gains, net of tax	$1.87	$1.27
Diluted Per Share Data:
Net income	$9.77	$8.45
Net realized investment gains, net of tax	$1.87	$1.26

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Form 10-K for the year ended December 31, 2024 for a discussion of changes in its results of operations from the year ended December 31, 2023 to the year ended December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES
A. General
The Company is largely dependent upon dividends received from its insurance subsidiaries in the current and prior years to pay debt service costs and to make distributions to its shareholders. Under current insurance law, the Insurance Companies are entitled to pay ordinary dividends of approximately $448 million in 2026 to Mercury General. As of December 31, 2025, Mercury General had approximately $114 million in investments and cash that could be utilized to satisfy its direct holding company obligations.

The principal sources of funds for the Insurance Companies are premiums, sales and maturity of invested assets, and dividend and interest income from invested assets. The principal uses of funds for the Insurance Companies are the payment of claims and related expenses, operating expenses, dividends to Mercury General, and the purchase of investments.

B. Cash Flows

The Company has generated positive cash flow from operations in each full year since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $1,652.6 million at December 31, 2025 as well as $50 million of undrawn credit in its unsecured credit facility, the Company believes its cash flow from operations is adequate to satisfy its future liquidity requirements without the forced sale of investments. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the year ended December 31, 2025 was $1,087.2 million, an increase of $50.1 million compared to the year ended December 31, 2024. The increase was primarily due to increases in reinsurance and subrogation recoveries, premium collections and investment income received, partially offset by increases in payments for losses and loss adjustment expenses and commissions and other acquisition costs. The Company utilized the cash provided by operating activities during the year ended December 31, 2025 primarily for the net purchases of investment securities and payment of dividends to its shareholders, with the remaining invested in cash accounts for future liquidity needs, including additional payment for losses from the Palisades and Eaton wildfires. The average annual net cash provided by operating activities for the past 10 years was approximately $557 million, and cash generated from operations was sufficient to meet the liquidity needs over this period.

The following table presents the estimated fair value of fixed maturity securities at December 31, 2025 by contractual maturity in the next five years.

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$298,705
Due after one year through two years	215,514
Due after two years through three years	159,061
Due after three years through four years	237,111
Due after four years through five years	154,669
$1,065,060

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

The following table presents the composition of the total investment portfolio of the Company at December 31, 2025:

	Cost(1)	Fair Value
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$21,436	$21,546
Municipal securities	3,533,295	3,538,473
Mortgage-backed securities	303,314	297,381
Corporate securities	747,723	751,602
Collateralized loan obligations	733,034	722,794
Other asset-backed securities	110,924	98,455
	5,449,726	5,430,251
Equity securities:
Common stock	557,738	679,594
Non-redeemable preferred stock	52,206	38,761
Private equity funds measured at net asset value (2)	118,516	94,432
	728,460	812,787
Short-term investments	336,978	336,992
Total investments	$6,515,164	$6,580,030
 __________
(1)Fixed maturities and short-term bonds at amortized cost and equities and other short-term investments at cost.
(2)The fair value is measured using the net asset value practical expedient. See Note 4. Fair Value Measurements, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information.

At December 31, 2025, 43.6% of the Company’s total investment portfolio at fair value and 52.8% of its total fixed maturity investments at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At December 31, 2025, 89.9% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.
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

The following table presents the maturities and durations of the Company's fixed maturity securities:

	December 31, 2025	December 31, 2024
	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	14.7	11.7
including short-term investments	13.8	11.1
Call-adjusted average maturities:
excluding short-term investments	4.8	4.2
including short-term investments	4.5	4.0
Modified duration reflecting anticipated early calls:
excluding short-term investments	4.6	3.6
including short-term investments	4.4	3.4

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of A+, at fair value at December 31, 2025, consistent with the average rating at December 31, 2024. The Company’s municipal bond holdings, of which 81.1% were tax exempt, represented 65.2% of its fixed maturity portfolio at December 31, 2025, at fair value, and were broadly diversified geographically.

To calculate the weighted-average credit quality ratings as disclosed throughout this Annual Report on Form 10-K, individual securities were weighted based on fair value and a credit quality numeric score that was assigned to each security’s average of ratings assigned by nationally recognized securities rating organizations.

Taxable holdings consist principally of investment grade issues. At December 31, 2025, fixed maturity holdings rated below investment grade and non-rated bonds totaled $10.1 million and $50.6 million, respectively, at fair value, and represented 0.2% and 0.9%, respectively, of total fixed maturity securities. The majority of non-rated issues are a result of municipalities pre-funding and collateralizing those issues with U.S. government securities with an implicit AAA equivalent credit risk. At December 31, 2024, fixed maturity holdings rated below investment grade and non-rated bonds totaled $6.2 million and $62.3 million, respectively, at fair value, and represented 0.1% and 1.3%, respectively, of total fixed maturity securities.

During 2025, approximately 92.3% of the Company's fixed maturity securities at fair value experienced no changes in their overall credit ratings, and approximately 5.9% and 1.8% experienced upgrades and downgrades, respectively.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	December 31, 2025
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other (1)	Total Fair Value(1)
	(Dollars in thousands)
U.S. government bonds:
Treasuries	$21,546	$—	$—	$—	$—	$21,546
Total	21,546	—	—	—	—	21,546
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	57,310	267,446	96,453	34,588	1,001	456,798
Uninsured	192,656	1,418,858	1,332,526	126,798	10,837	3,081,675
Total	249,966	1,686,304	1,428,979	161,386	11,838	3,538,473
	7.1%	47.6%	40.4%	4.6%	0.3%	100.0%
Mortgage-backed securities:
Commercial	10,959	—	—	220	—	11,179
Agencies	—	69,089	—	—	—	69,089
Non-agencies:
Prime	102,479	113,396	—	—	277	216,152
Alt-A	—	386	85	—	490	961
Total	113,438	182,871	85	220	767	297,381
	38.1%	61.5%	—%	0.1%	0.3%	100.0%
Corporate securities:
Basic Materials	—	—	—	4,557	—	4,557
Communications	—	—	—	3,773	—	3,773
Consumer, cyclical	—	1,994	30,040	17,197	—	49,231
Consumer, non-cyclical	—	15,156	78,970	8,176	—	102,302
Energy	—	6,481	—	43,040	—	49,521
Financial	—	70,960	365,111	32,897	9,525	478,493
Industrial	—	15,000	10,829	16,842	—	42,671
Technology	—	—	1,797	—	—	1,797
Utilities	—	—	3,251	16,006	—	19,257
Total	—	109,591	489,998	142,488	9,525	751,602
	—%	14.6%	65.1%	19.0%	1.3%	100.0%
Collateralized loan obligations:
Corporate	158,344	166,551	359,304	—	38,595	722,794
Total	158,344	166,551	359,304	—	38,595	722,794
	21.9%	23.0%	49.8%	—%	5.3%	100.0%

Other asset-backed securities	—	2,329	64,009	32,117	—	98,455
	—%	2.4%	65.0%	32.6%	—%	100.0%
Total	$543,294	$2,147,646	$2,342,375	$336,211	$60,725	$5,430,251
	10.0%	39.5%	43.2%	6.2%	1.1%	100.0%
__________
(1)Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds
The Company had $21.5 million and $93.8 million, or 0.4% and 1.9% of its fixed maturity portfolio, at fair value, in U.S. government bonds at December 31, 2025 and 2024, respectively. Moody's and Fitch ratings for U.S. government-issued debt were Aa1 and AA+, respectively, at December 31, 2025, and Aaa and AA+, respectively, at December 31, 2024. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 2.9 years and 1.3 years at December 31, 2025 and 2024, respectively.
Municipal Securities
The Company had $3.54 billion and $2.99 billion, or 65.2% and 60.8% of its fixed maturity securities portfolio, at fair value, in municipal securities at December 31, 2025 and 2024, respectively. At December 31, 2025 and December 31, 2024, the weighted-average rating of the Company’s total municipal securities was AA- and A+, respectively. 18.9% and 26.0% of the Company's municipal securities, at fair value, were subject to federal taxes at December 31, 2025 and 2024, respectively. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 4.9 years and 3.6 years at December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, respectively, $456.8 million and $492.7 million, respectively, of the Company's municipal securities, at fair value, were insured. The Company considers the strength of the underlying credit as a buffer against potential market value declines which may result from future rating downgrades of the bond insurers. In addition, the Company has a long-term time horizon for its municipal bond holdings, which generally allows it to recover the full principal amounts upon maturity and avoid forced sales prior to maturity of bonds that have declined in market value due to the bond insurers’ rating downgrades. Based on the uncertainty surrounding the financial condition of these insurers, it is possible that there will be future downgrades to below investment grade ratings by the rating agencies in the future, and such downgrades could impact the estimated fair value of municipal bonds.
Mortgage-Backed Securities
At December 31, 2025 and 2024, respectively, the mortgage-backed securities portfolio of $297.4 million and $259.4 million, or 5.5% and 5.3% of the Company's fixed maturity securities portfolio, at fair value, was categorized as loans to "prime" residential and commercial real estate borrowers. The Company had holdings of $11.2 million and $16.0 million, at fair value, in commercial mortgage-backed securities at December 31, 2025 and 2024, respectively.

The weighted-average rating of the entire mortgage backed securities portfolio was AA+ at December 31, 2025 and 2024. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 3.4 years and 4.9 years at December 31, 2025 and 2024, respectively.
Corporate Securities
At December 31, 2025 and 2024, respectively, the company had corporate securities of $751.6 million and $841.7 million, or 13.8% and 17.1% of its fixed maturity securities portfolio, at fair value. The weighted-average rating was A at December 31, 2025 and 2024. The modified duration reflecting anticipated early calls was 2.9 years and 3.0 years at December 31, 2025 and 2024, respectively.
Collateralized Loan Obligations
At December 31, 2025 and 2024, respectively, the Company had collateralized loan obligations of $722.8 million and $626.3 million, or 13.3% and 12.7% of its fixed maturity securities portfolio, at fair value. The weighted-average rating was AA- at December 31, 2025 and 2024. The modified duration reflecting anticipated early calls was 5.9 years and 4.9 years at December 31, 2025 and 2024, respectively.

Other Asset-Backed Securities

The Company had other asset-backed securities of $98.5 million and $105.1 million, which represented 1.8% and 2.1% of its fixed maturity securities portfolio, at fair value, at December 31, 2025 and 2024, respectively. The weighted-average rating was A- at December 31, 2025 and 2024. The modified duration reflecting anticipated early calls was 0.9 years and 1.4 years at December 31, 2025 and 2024, respectively.

Equity Securities
Equity holdings of $812.8 million and $879.2 million, at fair value, as of December 31, 2025 and 2024, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The net gains due to changes in fair value of the Company’s equity portfolio were $0.2 million and $8.4 million in 2025 and 2024, respectively. The primary cause for the increases in fair value of the Company's equity securities in 2025 and 2024 was the overall improvement in equity markets.
The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At December 31, 2025, 12.4% of the total investment portfolio, at fair value, was held in equity securities, compared to 14.5% at December 31, 2024.

The following table presents the equity security portfolio by industry sector at December 31, 2025 and 2024:

	December 31,
	2025		2024
	Cost	Fair Value	Cost	Fair Value
		(Amounts in thousands)
Equity securities:
Basic materials	$33,994	$39,963	$37,257	$28,814
Communications	30,043	29,712	39,463	43,801
Consumer, cyclical	12,940	19,744	36,810	41,510
Consumer, non-cyclical	42,133	58,242	62,377	71,520
Energy	47,756	53,170	114,379	120,619
Financial	101,345	95,420	100,075	97,470
Funds	149,085	140,318	133,934	128,541
Industrial	49,975	76,526	49,442	75,748
Technology	80,094	113,892	103,828	147,102
Utilities	181,095	185,800	117,503	124,050
	$728,460	$812,787	$795,068	$879,175

D. Debt
The Company's debt consists of the following:

				December 31,
	Lender	Interest Rate	Expiration	2025	2024
				(Amounts in thousands)

Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, BMO Bank, and U.S. Bank	Term SOFR plus 112.5-150.0 basis points	November 18, 2027	200,000	200,000
Total principal amount				575,000	575,000
Less unamortized discount and debt issuance costs(3)				473	872
Total				$574,527	$574,128
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
(2)    On March 31, 2021, the Company entered into an unsecured $75 million five-year revolving credit facility. On November 18, 2022, the Company entered into the First Amendment to this credit facility. The First Amendment extended the maturity date of the loan to November 16, 2026 from March 31, 2026 with possible further extension if certain conditions are met, increased the aggregate commitments by all the lenders to $200 million from $75 million, and replaced the LIBOR with the term SOFR. On November 30, 2023, the Company entered into the Second Amendment to this credit facility, which further increased the aggregate commitments by all the lenders to $250 million from $200 million. On November 22, 2024, the Company entered into the Third Amendment to this credit facility, which extended and fixed the maturity date of the loan to November 18, 2027. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from Term SOFR plus 112.5 basis points when the ratio is under 20% to Term SOFR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 19.2% at December 31, 2025, resulting in a 12.5 basis point commitment fee on any undrawn portion of the credit facility. As of February 17, 2026, a total of $200 million was drawn under this facility on a three-month revolving basis at an annual interest rate of approximately 5.09%, with $50 million available to be drawn. The Company contributed $150 million of the total amount drawn to the surplus of its consolidated insurance subsidiaries in 2023, and used the remainder for general corporate purposes.
(3)    The unamortized discount and debt issuance costs are associated with the publicly traded $375 million senior unsecured notes. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized debt issuance cost of approximately $0.4 million associated with the $250 million unsecured revolving credit facility maturing on November 18, 2027 is included in other assets in the Company's consolidated balance sheets and amortized to interest expense over the term of the credit facility.

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and RBC ratio under the unsecured credit facility at December 31, 2025.

For a further discussion, see Note 8. Notes Payable, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."
E. Uses of Capital
Dividends

Cash returned to shareholders through dividends was approximately $70.3 million in each of 2025, 2024 and 2023. On February 13, 2026, the Board of Directors declared a $0.3175 quarterly dividend per share payable on March 26, 2026 to shareholders of record on March 12, 2026, with an expected payout of approximately $18 million. The Company currently expects quarterly dividends to continue in future periods, although the declaration and amount of any future cash dividends are at the discretion and subject to the approval of its Board of Directors. The decisions of the Company's Board of Directors regarding the amount and payment of dividends will depend on many factors, such as its financial condition, results of operations, capital requirements, business conditions, debt service obligations, industry practice, legal requirements, regulatory constraints, and other factors that its Board of Directors may deem relevant. The Company expects to fund its future dividend payments primarily with a combination of cash expected to be generated from future operations and cash and short-term investments on hand.

For a further discussion, see Note 13. Dividends, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."
Capital Expenditures

The Company's capital expenditures were approximately $58.4 million, $46.1 million and $36.8 million for 2025, 2024 and 2023, respectively, and they were primarily related to improving the Company's information technology infrastructure. The Company expects the capital spending for 2026, primarily for continued investments in its technology assets, to be somewhat larger than that for 2025. The Company expects to fund its 2026 capital expenditures primarily with a combination of cash expected to be generated from future operations and cash and short-term investments on hand.

Contractual Obligations

The Company’s material cash requirements include the following contractual obligations at December 31, 2025:

Contractual Obligations		Payments Due By Period
	Total	2026	2027	2028	2029	2030	Thereafter
			(Amounts in thousands)
Debt (including interest)(1)	$619,007	$26,680	$592,327	$—	$—	$—	$—
Lease obligations(2)	22,880	8,356	5,826	4,144	2,570	548	1,436
Loss and loss adjustment expense reserves(3)	3,633,338	2,026,083	741,296	334,367	211,019	113,727	206,846
Total contractual obligations	$4,275,225	$2,061,119	$1,339,449	$338,511	$213,589	$114,275	$208,282
__________
(1)The Company’s debt contains various terms, conditions and covenants which, if violated by the Company, would result in a default and could result in the acceleration of the Company’s payment obligations. Amounts differ from the balances presented on the consolidated balance sheet as of December 31, 2025 because the debt amounts above include interest and exclude the discount and issuance costs of the debt.
(2)The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, office equipment, and electronic data processing equipment that expire at various dates through the year 2036. Lease obligations include $8.1 million in lease commitments that have not yet commenced as of December 31, 2025. See Note 7. Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information on lease obligations.
(3)Loss and loss adjustment expense reserves represents an estimate of amounts necessary to settle all outstanding claims, including IBNR as of December 31, 2025. The Company has estimated the timing of these payments based on its historical experience and expectation of future payment patterns. However, the timing of these payments may vary significantly from the amounts shown above. The ultimate cost of losses may vary materially from recorded amounts which are the Company’s best estimates. For more detailed information on the Company's historical loss experience and payment patterns, see "Overview—C. Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as Note 12. Loss and Loss Adjustment Expense Reserves, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

The Company expects to meet these contractual obligations primarily with a combination of cash expected to be generated from future operations and cash and short-term investments on hand, except for the payment of the principal of the debt, which is expected to be made with a future borrowing.
F. Regulatory Capital Requirements
The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2025, 2024 and 2023, each of the Insurance Companies exceeded the minimum required RBC level, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios were less than 350% of the authorized control level RBC as of December 31, 2025, 2024 and 2023. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $2.39 billion at December 31, 2025 and net premiums written in 2025 of $5.7 billion, the ratio of premiums written to surplus was 2.39 to 1.

Insurance companies are required to file an Own Risk and Solvency Assessment ("ORSA") with the insurance regulators in their domiciliary states. The ORSA is required to cover, among many items, a company’s risk management policies, the material risks to which the company is exposed, how the company measures, monitors, manages and mitigates material risks, and how much economic and regulatory capital is needed to continue to operate in a strong and healthy manner. The ORSA is intended to be used by state insurance regulators to evaluate the risk exposure and quality of the risk management processes within insurance companies to assist in conducting risk-focused financial examinations and for determining the overall financial condition of insurance companies. The Company filed its most recent ORSA Summary Report with the California DOI in November 2025. Compliance with the ORSA requirements did not have a material impact on the Company's consolidated financial statements.

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

Credit Risk
Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of December 31, 2025, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2024.
The following table presents municipal securities by state in descending order of holdings at fair value at December 31, 2025:

States	Fair Value	Average Rating
	(Amounts in thousands)
Florida	$395,322	A+
California	337,542	AA-
Texas	326,942	AA
New York	271,853	AA
Pennsylvania	242,251	A+
Other states	1,964,563	AA-
Total	$3,538,473

At December 31, 2025, the municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Florida and California. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.
Taxable fixed maturity securities represented 47.2% of the Company’s fixed maturity portfolio at December 31, 2025. 0.01% of the Company’s taxable fixed maturity securities, representing 0.01% of its total fixed maturity portfolio, were rated below investment grade at December 31, 2025. Below investment grade issues are considered "watch list" items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.
Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in the equity markets.
At December 31, 2025, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $679.6 million in common stocks, $38.8 million in non-redeemable preferred stocks, and $94.4 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 10.3% of total investments at fair value at December 31, 2025. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured as the percentage change in an individual security’s return for a 1% change in the return of the market.
Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at December 31, 2025 and 2024:

	December 31,
	2025	2024
	(Amounts in thousands, except Average Beta)
Average Beta	0.84	0.90
Hypothetical reduction of 25% in the overall value of the stock market	$142,205	$166,252
Hypothetical reduction of 50% in the overall value of the stock market	$284,410	$332,504

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
The fixed maturity portfolio at December 31, 2025, which represented 82.5% of total investments at December 31, 2025, at fair value, is subject to interest rate risk. As market interest rates decrease, the value of the portfolio increases and vice versa. A common measure of the interest sensitivity of fixed maturity assets is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 4.4 years at December 31, 2025.
If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at December 31, 2025 would decrease by $251.0 million and $502.1 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company’s fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Mercury General Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mercury General Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules I, II, and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Loss and loss adjustment expense reserves
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company estimates loss and loss adjustment expense reserves (loss reserves) to cover incurred losses and loss adjustment expenses. Specifically, loss reserves are established based on the Company’s assessment of claims pending and the development of prior years’ loss liabilities. As of December 31, 2025, the loss and loss adjustment expense reserve balance was $3.63 billion, which included catastrophe losses.

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

• assessing the Company’s methodology for estimating loss reserves by comparing it to generally accepted actuarial methods

• evaluating the Company’s estimates for certain lines of business by performing independent analyses of loss reserves using the Company’s underlying historical claims data

• developing a range of reserves for certain lines of business based on actuarial methodologies and comparing to the Company’s recorded loss reserves for those lines of business

• evaluating the year-over-year movements of the Company’s recorded loss reserves within the developed range of reserves.

/s/    KPMG LLP

We have served as the Company’s auditor since 1963.
Los Angeles, California
February 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Mercury General Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Mercury General Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules I, II and IV (collectively, the consolidated financial statements), and our report dated February 17, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/    KPMG LLP
Los Angeles, California
February 17, 2026

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2025	2024
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $5,449,726; $4,982,459)	$5,430,251	$4,913,378
Equity securities (cost $728,460; $795,068)	812,787	879,175
Short-term investments (cost $336,978; $283,792)	336,992	283,817
Total investments	6,580,030	6,076,370
Cash	1,315,574	720,257
Receivables:
Premiums	751,554	697,176
Allowance for credit losses on premiums receivable	(6,000)	(6,400)
Premiums receivable, net of allowance for credit losses	745,554	690,776
Accrued investment income	73,004	67,630
Other	86,508	62,118
Total receivables	905,066	820,524
Reinsurance recoverables (net of allowance for credit losses $39; $0)	109,672	28,613
Deferred policy acquisition costs	359,724	335,332
Fixed assets, net	146,880	138,177
Operating lease right-of-use assets	12,125	13,407
Deferred income taxes	30,637	45,854
Goodwill	42,796	42,796
Other intangible assets, net	6,827	7,682
Other assets	51,338	81,620
Total assets	$9,560,669	$8,310,632
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$3,633,338	$3,152,031
Unearned premiums	2,255,935	2,039,830
Notes payable	574,527	574,128
Accounts payable and accrued expenses	448,703	417,765
Operating lease liabilities	12,328	13,580
Current income taxes	30,770	20,752
Other liabilities	187,793	146,022
Total liabilities	7,143,394	6,364,108
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value:
Authorized 70,000 shares; issued and outstanding 55,389; 55,389	99,699	99,699
Retained earnings	2,317,576	1,846,825
Total shareholders’ equity	2,417,275	1,946,524
Total liabilities and shareholders’ equity	$9,560,669	$8,310,632

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Net premiums earned	$5,505,613	$5,075,456	$4,274,378
Net investment income	328,701	279,989	234,630
Net realized investment gains	131,368	88,671	101,014
Other	26,786	31,517	19,609
Total revenues	5,992,468	5,475,633	4,629,631
Expenses:
Losses and loss adjustment expenses	3,963,031	3,684,511	3,517,853
Policy acquisition costs	942,939	858,261	708,525
Other operating expenses	394,226	327,157	279,656
Interest	28,623	30,824	24,169
Total expenses	5,328,819	4,900,753	4,530,203
Income before income taxes	663,649	574,880	99,428
Income tax expense	122,555	106,927	3,092
Net income	$541,094	$467,953	$96,336
Net income per share:
Basic	$9.77	$8.45	$1.74
Diluted	$9.77	$8.45	$1.74

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Common stock, beginning of year	$99,699	$98,947	$98,947
Proceeds from stock options exercised	—	752	—
Common stock, end of year	99,699	99,699	98,947
Retained earnings, beginning of year	1,846,825	1,449,198	1,423,184
Net income	541,094	467,953	96,336
Dividends paid to shareholders	(70,343)	(70,326)	(70,322)
Retained earnings, end of year	2,317,576	1,846,825	1,449,198
Total shareholders’ equity, end of year	$2,417,275	$1,946,524	$1,548,145

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$541,094	$467,953	$96,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,989	73,433	72,240
Net realized investment gains	(131,368)	(88,671)	(101,014)
Net gains on sales of fixed assets	(2,690)	(20,111)	(5,879)
Loss on property held for sale	—	6,420	—
Increase in premiums receivable	(54,778)	(89,051)	(35,615)
(Increase) decrease in reinsurance recoverables	(81,059)	3,334	(6,052)
Changes in current and deferred income taxes	25,236	11,992	60,945
Increase in deferred policy acquisition costs	(24,392)	(41,488)	(27,369)
Increase in loss and loss adjustment expense reserves	481,307	366,329	200,792
Increase in unearned premiums	216,105	304,170	190,021
Increase in accounts payable and accrued expenses	32,747	69,616	29,908
Other, net	9,997	(26,809)	(21,309)
Net cash provided by operating activities	1,087,188	1,037,117	453,004
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(1,843,241)	(1,720,986)	(784,752)
Sales	458,246	171,432	276,805
Calls or maturities	876,688	940,858	294,309
Equity securities available for sale in nature:
Purchases	(1,926,502)	(1,663,525)	(1,356,493)
Sales	2,083,902	1,550,229	1,356,132
Calls	—	7,185	—
Changes in securities payable and receivable	470	32,327	(36,435)
Increase in short-term investments	(53,166)	(92,156)	(48,446)
Purchases of fixed assets	(58,431)	(46,138)	(36,810)
Sales of fixed assets	34,153	12,707	29,860
Other, net	7,725	11,411	10,377
Net cash used in investing activities	(420,156)	(796,656)	(295,453)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(70,343)	(70,326)	(70,322)
Proceeds from stock options exercised	—	752	—
Payments on finance lease obligations	(1,372)	(1,533)	(1,102)
Proceeds from bank loan	—	—	175,000
Net cash (used in) provided by financing activities	(71,715)	(71,107)	103,576
Net increase in cash	595,317	169,354	261,127
Cash:
Beginning of year	720,257	550,903	289,776
End of year	$1,315,574	$720,257	$550,903
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$28,161	$30,077	$23,000
Income taxes paid (refunded), net
U.S. federal	$96,614	$91,004	$(57,839)
U.S. state and local
California	332	3,654	54
Other	357	273	(68)
	689	3,927	(14)
Foreign	17	4	—
Total income taxes paid (refunded), net	$97,320	$94,935	$(57,853)

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
General
Mercury General Corporation ("Mercury General") and its subsidiaries (referred to herein collectively as the "Company") are primarily engaged in writing personal automobile insurance through 12 Insurance Companies in 11 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical protection, fire, and umbrella insurance. The private passenger automobile line of insurance business accounted for more than 60% of the Company’s direct premiums written in 2025, 2024, and 2023, and approximately 86%, 84%, and 82% of the private passenger automobile premiums were written in California in 2025, 2024, and 2023, respectively. Premiums written represents the premiums charged on policies issued during a fiscal period, which is a statutory measure designed to determine production levels.
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries:

Insurance Companies

Mercury Casualty Company ("MCC")	American Mercury Insurance Company
Mercury Insurance Company ("MIC")	Mercury Insurance Company of Texas(1)
California Automobile Insurance Company ("CAIC")	Mercury County Mutual Insurance Company(2)
California General Underwriters Insurance Company, Inc.	Mercury Indemnity Company of America
Mercury Insurance Company of Illinois	Orion Indemnity Company
Mercury Insurance Company of Georgia	Mercury Indemnity Company of Georgia

Non-Insurance Companies

Mercury Select Management Company, Inc.	AIS Management LLC
Mercury Insurance Services LLC	Auto Insurance Specialists LLC
Animas Funding LLC(3)	PoliSeek AIS Insurance Solutions, Inc.
Fannette Funding LLC(3)	Mercury Plus Insurance Services LLC
Upper Animas Holdings LLC(3)	Mercury Information Technology Services LLC(4)
Mercury (Shanghai) Information Technology Services Co., Ltd. ("Mercury Shanghai")(5)
 __________
(1)Effective August 13, 2025, American Mercury Lloyds Insurance Company was converted from a Lloyd's plan to a stock company and changed the company name to Mercury Insurance Company of Texas.
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

The Company did not have other comprehensive income (loss) in 2025, 2024 and 2023.
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

 The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Due to their short-term maturity, the carrying values of other receivables and accounts payable approximate their fair values. 98.6% of the fair value of the Company's investments at December 31, 2025 is based on observable market prices, observable pricing parameters, or is derived from such prices or parameters. The availability of observable market prices and pricing parameters can vary by financial instrument. Observable market prices and pricing parameters of a financial instrument, or a related financial instrument, are used to derive a price without requiring significant judgment.

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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at December 31, 2025 and 2024. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary of such VIEs. The Company's maximum exposure to loss with respect to these VIEs is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At December 31, 2025 and 2024, the Company had approximately $4 million and $5 million, respectively, in unfunded commitments to these VIEs.

Securities on Deposit

As required by statute, the Company’s insurance subsidiaries have securities deposited with the departments of insurance or similar governmental agencies in the states in which they are licensed to operate ("DOI") with fair values totaling approximately $16 million and $15 million at December 31, 2025 and 2024, respectively.

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

The table below presents a summary of deferred policy acquisition cost amortization and net advertising expense:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in millions)
Deferred policy acquisition cost amortization	$942.9	$858.3	$708.5
Net advertising expense	32.0	20.8	8.9
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

The Company periodically assesses long-lived assets or asset groups including building and equipment, for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. There were no impairment charges during 2025, 2024, and 2023.
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

The Company evaluates goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed their implied fair values. The Company qualitatively determines whether, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the qualitative assessments including future earnings, long-term strategies, and the Company’s annual planning and forecasting process. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the qualitative assessments could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. In addition, the Company evaluates other intangible assets using methods similar to those used for goodwill described above. As of December 31, 2025 and 2024, goodwill and other intangible impairment assessments indicated that there was no impairment.
Premium Revenue Recognition
Premium revenue is recognized on a pro-rata basis over the terms of the policies in proportion to the amount of insurance protection provided. Premium revenue includes installment and other fees for services which are recognized in the periods in which the services are rendered. Unearned premiums represent the portion of the written premium related to the unexpired policy term. Unearned premiums are predominantly computed monthly on a pro-rata basis and are stated gross of reinsurance deductions, with the reinsurance deduction recorded in other assets. The Company evaluates its unearned premiums periodically for premium deficiencies by comparing the sum of expected claim costs, unamortized acquisition costs and maintenance costs, partially offset by investment income, to related unearned premiums. To the extent that any of the Company’s lines of insurance business become unprofitable, a premium deficiency reserve may be required. Net premiums written, a statutory measure designed to determine production levels, was $5.72 billion, $5.38 billion, and $4.46 billion in 2025, 2024, and 2023, respectively.
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

For catastrophe losses that are considered “total losses” where the entire dwelling was destroyed, the Company primarily estimates losses based on the expected amounts to be paid out on the policy limits. Homeowners policies have multiple coverages, including dwelling, additional replacement costs, additional living expenses, and personal property, and on a typical total loss, many, but not all, of the various coverage limits are exhausted. It can take up to five years or longer for total loss claims to close, and the Company will reevaluate its total loss estimates periodically based on many factors, including estimated costs to rebuild if a decision was made to rebuild, actual rebuilding costs incurred, estimated time to rebuild, value of personal belongings destroyed, expected duration for the homeowner to be displaced, and demand surge.

In addition, subrogation may play an important factor in the catastrophe loss estimate. For additional discussion on subrogation, see disclosures on the Palisades and Eaton wildfires in Note 12. Loss and Loss Adjustment Expense Reserves.

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

The Company’s deferred income taxes usually include a combination of ordinary and capital deferred tax benefits and expenses. At December 31, 2025, the Company’s deferred income taxes were in a net asset position mainly due to deferred tax assets generated by unearned premiums and loss reserve discounting. These deferred tax assets were substantially offset by deferred tax liabilities resulting from deferred policy acquisition costs. In assessing the Company's ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax-planning strategies in making this assessment.

On July 4, 2025, the President of the United States signed into law the One Big Beautiful Bill Act (“OBBBA”) which includes significant amendments to the Internal Revenue Code. The OBBBA makes permanent the immediate expensing of domestic research and experimental expenditures and provides a transition rule permitting the accelerated recovery of the unamortized balance of previously capitalized research and experimental costs. The Company’s consolidated financial statements for the year ended December 31, 2025 incorporated an estimate of additional current tax benefits related to the immediate expensing of 2025 domestic research and experimental expenditures and previously unamortized amounts. The change in tax law resulted in reclassifications between current and deferred taxes, with no material impact to combined total tax expense.

Management’s recoverability assessment of the Company’s deferred tax assets which are ordinary in character takes into consideration the Company’s strong history of generating ordinary taxable income and a reasonable expectation that it will continue to generate ordinary taxable income in the future. The Company also has various deferred tax liabilities that represent sources of future ordinary taxable income. Management’s recoverability assessment with regard to its capital deferred tax assets is based on estimates of anticipated capital gains, tax-planning strategies available to generate future taxable capital gains, and the Company's capacity to absorb capital losses carried back to prior years, each of which would contribute to the realization of deferred tax benefits. The Company has significant unrealized gains in its investment portfolio that could be realized through asset dispositions, at management’s discretion. In addition, the Company expects to hold certain debt securities, which are currently in loss positions, to recovery or maturity. Management believes unrealized losses related to these debt securities, which represent a portion of the unrealized loss positions at December 31, 2025, are fully realizable at maturity. Management believes its long-term time horizon for holding these securities allows it to avoid any forced sales prior to maturity. Further, the Company has the capability to generate additional realized capital gains by entering into sale-leaseback transactions using one or more of its appreciated real estate holdings. The realized gains on the real estate holdings could be used to realize both ordinary and capital deferred tax assets. The Company also has the capacity to recoup capital deferred tax assets through tax capital loss carryback claims for taxes paid within permitted carryback periods.
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

The Company is the assuming reinsurer under a Catastrophe Portfolio Participation Reinsurance Contract ("Contract") effective through December 31, 2028. The Company reimburses up to approximately $30 million in annual losses for a proportional share of a portfolio of catastrophe losses under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 73.5%.

The Company is the assuming reinsurer under a Property Quota Share Reinsurance Contract ("Quota Share Contract") effective through December 31, 2026. The Company reimburses up to approximately $60 million in annual losses for a proportional share of losses based on the premiums ceded to the Company under the Quota Share Contract.

The Company is the assuming reinsurer under a Catastrophe Quota Share Reinsurance Agreement ("Quota Share Agreement") effective through December 31, 2026. The Company reimburses up to approximately $12 million in annual losses for a proportional share of losses based on the premiums ceded to the Company under the Quota Share Agreement.

The Company is party to a Catastrophe Reinsurance Treaty ("Treaty") covering a wide range of perils that is effective through June 30, 2026. The Treaty provides $2,140 million of coverage on a per occurrence basis after covered catastrophe losses exceed the $200 million Company retention limit. The Treaty specifically excludes coverage for any Florida business and for California earthquake losses on fixed property policies, such as homeowners, but does cover losses from fires following an earthquake with certain exceptions. The Treaty provides for one full reinstatement of coverage limits with certain exceptions, and includes some additional minor territorial and coverage restrictions.

The effect of reinsurance on property and casualty premiums written and earned was as follows:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Premiums Written
Direct	$5,955,011	$5,474,292	$4,531,942
Ceded	(286,971)	(138,015)	(109,644)
Assumed	26,212	15,489	15,353
Net	$5,694,252	$5,351,766	$4,437,651
Premiums Earned
Direct	$5,736,954	$5,167,342	$4,339,333
Ceded	(287,032)	(136,698)	(109,445)
Assumed	26,147	15,455	15,481
Net	$5,476,069	$5,046,099	$4,245,369

The Company recognized ceded premiums earned of approximately $287 million, $137 million, and $109 million in 2025, 2024, and 2023, respectively, which are included in net premiums earned in its consolidated statements of operations, and ceded losses and loss adjustment expenses of approximately $1,300 million, $(3) million, and $10 million in 2025, 2024, and 2023, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The comparatively large ceded premiums earned in 2025 is largely due to reinstatement premiums recorded for use of reinsurance benefits associated with the Palisades and Eaton wildfires that occurred in the first quarter of 2025. The large ceded losses and loss adjustment expenses in 2025 is due to losses from the Palisades and Eaton wildfires. The negative ceded losses and loss adjustment expenses in 2024 is primarily the result of favorable development on certain of prior years' catastrophe losses that had previously been ceded to the Company's reinsurers.

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

Revenue from Contracts with Customers

The Company's revenue from contracts with customers that are in scope of Topic 606 represents the commission income that the Company's 100% owned insurance agencies, Auto Insurance Specialists LLC ("AIS") and PoliSeek AIS Insurance Solutions, Inc. ("Poliseek"), earned from third-party insurers. The Company's commission income from third-party insurers was approximately $29.6 million, $25.2 million and $20.8 million, with related expenses of approximately $15.2 million, $13.4 million and $11.4 million, for the years ended December 31, 2025, 2024 and 2023, respectively. Due to the immateriality of the Company's commission income and its related expenses to the overall consolidated financial statements, the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting in accordance with Topic 280, Segment Reporting (see Note 19. Segment Information).

AIS and PoliSeek are primarily engaged in the marketing and sales of insurance policies in private passenger automobile, commercial automobile and homeowners lines of business. Their revenues primarily consist of commission income received from property and casualty insurers. The primary performance obligation of AIS and Poliseek in return for the commission income from the insurers is to complete the sale of the policy and deliver the control of the policy to the insurer prior to the policy effective date. The total revenue from the sale of a policy is recognized when the sale is complete and the policy is effective as all the material aspects of the performance obligation are satisfied and the insurer is deemed to obtain control of the insurance policy at that time. The commission income is constrained such that the revenue is recognized only to the extent that the commission income received is not likely to be returned to the insurers due to policy cancellations. Any commission income not received when the sale is complete is recognized as commission income receivable, which is included in other receivables in the Company's consolidated balance sheets. Commission income receivable at December 31, 2025 and 2024 was approximately $2.0 million and $1.7 million, respectively.

A refund liability is recorded for the expected amount of the commission income that has to be returned to the insurers based on estimated policy cancellations. The refund liability is computed for the entire portfolio of contracts as a practical expedient, using the expected value method based on all relevant information, including historical data. The refund liability at December 31, 2025 and 2024 was approximately $1.2 million and $1.1 million, respectively, which was included in other liabilities in the Company's consolidated balance sheets.

As of December 31, 2025 and 2024, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

Allowance for Credit Losses

Financial Instruments - Credit Losses (Topic 326) uses the "expected loss" methodology for recognizing credit losses for financial assets that are not accounted for at fair value through net income. The Company's investment portfolio, excluding accrued investment income, was not affected by Topic 326 as it applies the fair value option to all of its investments. The estimated allowance amounts for credit losses at December 31, 2025 and December 31, 2024 primarily related to premiums receivable.

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

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Year Ended December 31,
	2025	2024	2023

	(Amounts in thousands)
Beginning balance	$6,400	$5,300	$5,800
Provision during the period for expected credit losses	2,067	3,752	2,819
Write-off amounts during the period	(3,631)	(3,559)	(3,879)
Recoveries during the period of amounts previously written off	1,164	907	560
Ending balance	$6,000	$6,400	$5,300

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

The following table presents a summary of changes in allowance for credit losses on reinsurance recoverables:

	Year Ended December 31,
	2025	2024	2023

	(Amounts in thousands)
Beginning balance	$—	$12	$—
Provision during the period for expected credit losses	39	(12)	12
Write-off amounts during the period	—	—	—
Recoveries during the period of amounts previously written off	—	—	—
Ending balance	$39	$—	$12

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

As a general policy, the Company writes off the accrued interest receivable balance when it receives a default notice or when the scheduled interest payment is not received, unless management determines that the default is temporary considering all of the relevant information. The Company believes that for the majority of its investment securities, writing off the uncollectible interest receivable balance within a year from the due date is considered timely. In all cases, the Company writes off the accrued interest receivable immediately if management determines that it is not reasonably expected that the payment will be received. The Company's accrued interest receivable balances are included in accrued investment income receivables in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off for the years ended December 31, 2025, 2024 and 2023.

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

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets." ASU 2025-05 is related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606. It allows all entities to elect a practical expedient that assumes current conditions as of the balance sheet date do not change for the remaining life of the asset. The update also allows for an accounting policy election, which is not applicable to public business entities. Entities are required to disclose whether they have elected to use the practical expedient and, if applicable, the accounting policy election. ASU 2025-05 is effective for annual and interim reporting periods beginning after December 15, 2025 and is to be applied on a prospective basis. Early adoption is permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements other than additional disclosures.

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

2. Financial Instruments
Financial instruments recorded in the consolidated balance sheets include investments, notes receivable, other receivables, options sold, accounts payable, and notes payable. Due to their short-term maturity, the carrying values of other receivables and accounts payable approximate their fair values. All investments are carried at fair value in the consolidated balance sheets.

The following table presents the fair values of financial instruments:

	December 31,
	2025	2024
	(Amounts in thousands)
Assets
Investments	$6,580,030	$6,076,370
Notes receivable	9,993	31,231
Liabilities
Options sold	254	213
Notes payable	573,740	566,812
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

Notes Payable

The fair values of the Company’s publicly traded $375 million unsecured notes at December 31, 2025 and 2024 and its $200 million drawn under the unsecured credit facility at December 31, 2025 and 2024 were obtained from third party pricing services.

For additional disclosures regarding methods and assumptions used in estimating fair values, see Note 4. Fair Value Measurements.

3. Investments

The following table presents gains (losses) due to changes in fair value of investments that are measured at fair value:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Fixed maturity securities	$49,606	$6,566	$62,833
Equity securities	221	8,352	45,046
Short-term investments	(11)	909	107
Total gains	$49,816	$15,827	$107,986

The following table presents gross gains (losses) realized on the sales of investments:

	Year Ended December 31,
	2025			2024			2023
	(Amounts in thousands)
	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net	Gross Realized Gains	Gross Realized Losses	Net
Fixed maturity securities	$2,537	$(19,642)	$(17,105)	$1,067	$(3,812)	$(2,745)	$1,783	$(3,246)	$(1,463)
Equity securities	160,405	(69,613)	90,792	96,927	(33,857)	63,070	76,844	(91,109)	(14,265)
Short-term investments	—	—	—	13	(727)	(714)	—	(4)	(4)
Contractual Maturity
At December 31, 2025, fixed maturity holdings rated below investment grade and non-rated comprised 0.9% of total investments at fair value. Additionally, the Company owns securities that are credit enhanced by financial guarantors that are subject to uncertainty related to market perception of the guarantors’ ability to perform. Determining the estimated fair value of municipal bonds could become more difficult should markets for these securities become illiquid.

The following table presents the estimated fair values of the Company's fixed maturity securities at December 31, 2025 by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
(Amounts in thousands)
Fixed maturity securities:
Due in one year or less	$298,705
Due after one year through five years	766,355
Due after five years through ten years	760,527
Due after ten years	3,604,664
Total	$5,430,251

Investment Income
The following table presents a summary of net investment income:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Fixed maturity securities	$238,271	$207,798	$173,167
Equity securities	35,109	43,107	44,223
Cash and Short-term investments	65,506	37,712	23,741
Total investment income	$338,886	$288,617	$241,131
Less: investment expense	(10,185)	(8,628)	(6,501)
Net investment income	$328,701	$279,989	$234,630

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities
The Company’s fair value measurements are based on the market approach, which utilizes market transaction data for the same or similar instruments. The Company obtained unadjusted fair values on 98.6% of its investment portfolio from an independent pricing service at December 31, 2025.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans and valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $11.2 million and $16.0 million in commercial mortgage-backed securities at December 31, 2025 and 2024, respectively.

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
Level 3 measurements—Fair values of financial assets are based on inputs that are both unobservable and significant to the overall fair value measurement, including any items in which the evaluated prices obtained elsewhere were deemed to be of a distressed trading level. At December 31, 2025 and 2024, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
Fair value measurement using NAV practical expedient - The fair values of the Company's investment in private equity funds measured at net asset value are determined using net asset value ("NAV") as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. At December 31, 2025, the Company had capital invested in four such funds: the strategy of three such funds with a combined fair value of approximately $87.1 million at December 31, 2025 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers, and equity interests in vehicles established to purchase and warehouse loans; and the strategy of the other such fund with a fair value of approximately $7.4 million at December 31, 2025 is to achieve long-term capital appreciation through privately-negotiated venture capital investments in seed- and early-stage portfolio companies with technology-enabled business models. The Company had approximately $4 million in unfunded commitments at December 31, 2025 with respect to the private equity funds measured at NAV. The underlying assets of the funds are expected to be liquidated over the period of approximately one year to seven years from December 31, 2025. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$21,546	$—	$—	$21,546
Municipal securities	—	3,538,473	—	3,538,473
Mortgage-backed securities	—	297,381	—	297,381
Corporate securities	—	751,602	—	751,602
Collateralized loan obligations	—	722,794	—	722,794
Other asset-backed securities	—	98,455	—	98,455
Total fixed maturity securities	21,546	5,408,705	—	5,430,251
Equity securities:
Common stock	679,594	—	—	679,594
Non-redeemable preferred stock	—	38,761	—	38,761
Private equity funds measured at net asset value (1)				94,432
Total equity securities	679,594	38,761	—	812,787
Short-term investments:
Short-term bonds	—	34,000	—	34,000
Money market instruments	302,978	—	—	302,978
Other	14	—	—	14
Total short-term investments	302,992	34,000	—	336,992
Other assets:
Note receivable	—	9,993	—	9,993
Total assets at fair value	$1,004,132	$5,491,459	$—	$6,590,023
Liabilities
Other liabilities:
Options sold	254	—	—	254
Total liabilities at fair value	$254	$—	$—	$254

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds and agencies	$75,874	$17,963	$—	$93,837
Municipal securities	—	2,987,054	—	2,987,054
Mortgage-backed securities	—	259,421	—	259,421
Corporate securities	—	841,715	—	841,715
Collateralized debt obligations	—	626,255	—	626,255
Other asset-backed securities	—	105,096	—	105,096
Total fixed maturity securities	75,874	4,837,504	—	4,913,378
Equity securities:
Common stock	741,369	—	—	741,369
Non-redeemable preferred stock	—	42,603	—	42,603
Private equity funds measured at net asset value (1)				95,203
Total equity securities	741,369	42,603	—	879,175
Short-term investments:
Short-term bonds	—	1,655	—	1,655
Money market instruments	282,141	—	—	282,141
Other	21	—	—	21
Total short-term investments	282,162	1,655	—	283,817
Other assets:
Notes receivable	$—	$31,231	$—	$31,231
Total assets at fair value	$1,099,405	$4,912,993	$—	$6,107,601
Liabilities
Other liabilities:
Options sold	213	—	—	213
Total liabilities at fair value	$213	$—	$—	$213
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy in 2025 and 2024.

At December 31, 2025 and 2024, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	December 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$374,527	$374,625	$—	$374,625	$—
Unsecured credit facility	200,000	199,115	—	199,115	—
Total	$574,527	$573,740	$—	$573,740	$—

	December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$374,128	$367,504	$—	$367,504	$—
Unsecured credit facility	200,000	199,308	—	199,308	—
Total	$574,128	$566,812	$—	$566,812	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at December 31, 2025 and 2024 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 8. Notes Payable for additional information on unsecured notes.
Unsecured Credit Facility
The fair value of the Company's $200 million drawn under the unsecured credit facility at December 31, 2025 and 2024 are based on the unadjusted quoted price for similar notes in active markets. See Note 8. Notes Payable for additional information on unsecured credit facility.

5. Fixed Assets
The following table presents the components of fixed assets:

	December 31,
	2025	2024
	(Amounts in thousands)
Land	$4,949	$6,665
Buildings and improvements	40,776	35,602
Furniture and equipment	30,683	29,291
Capitalized software	414,513	386,116
Leasehold improvements	1,889	1,957
	492,810	459,631
Less: accumulated depreciation and amortization	(345,930)	(321,454)
Fixed assets, net	$146,880	$138,177

Depreciation expense, including amortization of leasehold improvements, was $49.6 million, $37.4 million, and $33.8 million for 2025, 2024, and 2023, respectively.
An office building located in Oklahoma City, Oklahoma was classified as a property held for sale at April 30, 2024, and a loss of $1.0 million was recognized as a result of the held-for-sale classification. The Company completed the sale of this property in September 2024 for a total sale price of $3.6 million, and recognized an additional loss of $0.1 million at closing of the sale. Losses recognized at the held-for-sale classification and closing of the sale are included in other revenues in the Company's consolidated statement of operations for the year ended December 31, 2024.
The Company completed the sale of another office building located in Brea, California in September 2024 for a total sale price of $31.5 million, and recognized a gain of $20.3 million associated with the sale, which is included in other revenues in the Company's consolidated statement of operations for the year ended December 31, 2024. $21.4 million of the total sale price was received in the form of a promissory note. $9.3 million of the total sale price, after settlement of selling expenses and outstanding amounts due on the property, was received in cash. Only the cash received on the sale of the property is included in the Company's consolidated statement of cash flows for the year ended December 31, 2024. The note receivable was secured by the property sold and bore interest at an annual rate of 7.0%. The term of the note receivable was 4 years and interest was paid in quarterly installments. The Company received the full principal payment of the note receivable and accrued interest in September 2025.

An office building located in Folsom, California was classified as a property held for sale at June 30, 2024, and a loss of

$5.4 million recognized as a result of the held-for-sale classification is included in other revenues in the Company's consolidated statement of operations for the year ended December 31, 2024. The Company completed the sale of this property in May 2025 for a total sale price of $13.0 million, and recognized a gain of $2.7 million at closing of the sale, which is included in other revenues in the Company's consolidated statement of operations for the year ended December 31, 2025.

6. Deferred Policy Acquisition Costs
Deferred policy acquisition costs were as follows:

	December 31,
	2025	2024	2023
	(Amounts in thousands)
Balance, beginning of year	$335,332	$293,844	$266,475
Policy acquisition costs deferred	967,331	899,749	735,894
Amortization	(942,939)	(858,261)	(708,525)
Balance, end of year	$359,724	$335,332	$293,844

7. Leases

The Company has operating leases for office space for insurance operations and administrative functions, automobiles for certain employees and general uses, and office equipment such as printers and computers. In addition, the Company has finance leases for electronic data processing ("EDP") equipment. As of December 31, 2025, the Company's leases had remaining terms ranging from less than one year to approximately eleven years. These leases may contain provisions for periodic adjustments to rates and charges applicable under such lease agreements. These rates and charges also may vary with the Company's level of use. Certain of these leases include one or more options to renew or early terminate, and the exercise of these options is at the Company's sole discretion. Certain leases also include options to purchase the leased property. The Company's lease agreements do not contain any residual value guarantees.

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

The components of lease cost along with its classification on the Company's consolidated statements of operations were as follows:

		Year Ended December 31,
Lease Cost	Classification	2025	2024	2023
		(Amounts in thousands)
Operating lease cost (1)	Other operating expenses	$8,599	$9,834	$11,687
Finance lease cost:
Amortization of assets	Other operating expenses	1,468	1,585	1,241
Interest on lease liabilities	Interest expense	42	126	40
Variable lease cost (1)	Other operating expenses	277	403	1,100
Sublease income (2)	Other revenue	(238)	(469)	(799)
Net lease cost		$10,148	$11,479	$13,269
__________
(1) Includes short-term leases, which are immaterial.
(2) The Company subleased certain leased office space to third parties in 2025, 2024 and 2023.

The components of lease assets and liabilities along with their classification on the Company's consolidated balance sheets were as follows:

		December 31,
Lease Assets and Liabilities	Classification	2025	2024
		(Amounts in thousands)
Operating lease assets	Operating lease right-of-use assets	$12,125	$13,407
Operating lease liabilities	Operating lease liabilities	12,328	13,580
Finance lease assets	Other assets	1,498	2,966
Finance lease liabilities	Other liabilities	1,150	2,521

Weighted-average lease term and discount rate were as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years):
Operating leases	2.8	2.9
Finance leases	1.9	2.4

Weighted-average discount rate:
Operating leases	6.05%	5.68%
Finance leases	3.16%	2.54%

Supplemental cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,511	$9,485	$14,023
Operating cash flows from finance leases	40	68	41
Financing cash flows from finance leases	1,372	1,533	1,102

ROU assets obtained in exchange for lease liabilities:
Operating leases	7,325	6,924	6,587
Finance leases	—	—	—

Maturities of lease liabilities as of December 31, 2025 were as follows:

Year	Operating Leases	Finance Leases
	(Amounts in thousands)
2026	$5,982	$785
2027	3,716	381
2028	2,409	—
2029	1,209	—
2030	322	—
2031 and thereafter	$—	$—
Total lease payments	$13,638	$1,166
Less: Imputed interest	1,310	16
Total lease obligations	$12,328	$1,150

As of December 31, 2025, the Company had additional lease commitments that have not yet commenced of approximately $8 million with each lease term of approximately three to eleven years. These leases will commence in 2026.

8. Notes Payable

The following table presents information about the Company's notes payable:

				December 31,
	Lender	Interest Rate	Expiration	2025	2024
				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, BMO Bank, and U.S. Bank	Term SOFR plus 112.5-150.0 basis points	November 18, 2027	200,000	200,000
Total principal amount				575,000	575,000
Less unamortized discount and debt issuance costs(3)				473	872
Total				$574,527	$574,128
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
(2)On March 31, 2021, the Company entered into an unsecured $75 million five-year revolving credit facility. On November 18, 2022, the Company entered into the First Amendment to this credit facility. The First Amendment extended the maturity date of the loan to November 16, 2026 from March 31, 2026 with possible further extension if certain conditions are met, increased the aggregate commitments by all the lenders to $200 million from $75 million, and replaced the LIBOR with the term SOFR. On November 30, 2023, the Company entered into the Second Amendment to this credit facility, which further increased the aggregate commitments by all the lenders to $250 million from $200 million. On November 22, 2024, the Company entered into the Third Amendment to this credit facility, which extended and fixed the maturity date of the loan to November 18, 2027. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from Term SOFR plus 112.5 basis points when the ratio is under 20% to Term SOFR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 19.2% at December 31, 2025, resulting in a 12.5 basis point commitment fee on any undrawn portion of the credit facility. As of February 17, 2026, a total of $200 million was drawn under this facility on a three-month revolving basis at an annual interest rate of approximately 5.09%, with $50 million available to be drawn. The Company contributed $150 million of the total amount drawn to the surplus of its consolidated insurance subsidiaries in 2023, and used the remainder for general corporate purposes.
(3)The unamortized discount and debt issuance costs are associated with the publicly traded $375 million senior unsecured notes. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized costs of approximately $0.4 million associated with entering into the $250 million unsecured revolving credit facility maturing on November 18, 2027 are included in other assets in the Company's consolidated balance sheets and amortized to interest expense over the term of the credit facility.

The Company was in compliance with all of its financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ("RBC") ratio under the unsecured credit facility at December 31, 2025.

Debt maturities for each of the next five years and thereafter as of December 31, 2025 are as follows:

Maturity	Amounts
(in thousands)
2026	$—
2027	575,000
2028	—
2029	—
2030	—
Thereafter	—
Total	$575,000

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

The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains in the consolidated statements of operations:

	Liability Derivatives
	December 31, 2025	December 31, 2024
	(Amounts in thousands)
Options sold - Other liabilities	$254	$213
Total derivatives	$254	$213

	Gains Recognized in Net Income
	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Options sold - Net realized investment gains	$7,683	$13,395	$8,586
Total	$7,683	$13,395	$8,586

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

10. Goodwill and Other Intangible Assets

Goodwill
There were no changes in the carrying amount of goodwill during 2025 and 2024. No accumulated goodwill impairment losses existed at December 31, 2025 and 2024. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during 2025 and 2024. All of the Company's goodwill is associated with the Property and Casualty business segment (See Note 19. Segment Information for additional information on the reportable business segment).

Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives
	(Amounts in thousands)			(in years)
As of December 31, 2025
Customer relationships	$55,107	$(54,172)	$935	10
Trade names	15,400	(10,908)	4,492	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total intangible assets, net	$76,207	$(69,380)	$6,827

As of December 31, 2024
Customer relationships	$55,107	$(53,958)	$1,149	10
Trade names	15,400	(10,267)	5,133	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total intangible assets, net	$76,207	$(68,525)	$7,682

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during 2025 and 2024.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Other intangible assets amortization expense was $0.9 million for each of the years ended December 31, 2025, 2024 and 2023. None of the intangible assets with definite useful lives are anticipated to have a residual value.

The following table presents the estimated future amortization expense related to other intangible assets as of December 31, 2025:

Year Ending December 31,	Amortization Expense
(Amounts in thousands)
2026	$856
2027	856
2028	856
2029	811
2030	765
Thereafter	1,283
Total	$5,427

11. Income Taxes

Income tax provision
The Company's income before provision for income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Domestic	$663,271	$574,756	$99,428
Foreign	378	124	—
Income before provision for income taxes	$663,649	$574,880	$99,428

The Company and its subsidiaries file a consolidated federal income tax return. The income tax expense (benefit) consisted of the following components:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Federal
Current	$106,317	$119,900	$(3,840)
Deferred	15,072	(14,617)	10,523
	$121,389	$105,283	$6,683
State
Current	$1,002	$(138)	$(2,958)
Deferred	146	1,776	(633)
	$1,148	$1,638	$(3,591)
Foreign
Current	$20	$6	$—
Deferred	(2)	—	—
	$18	$6	$—
Total
Current	$107,339	$119,768	$(6,798)
Deferred	15,216	(12,841)	9,890
Total	$122,555	$106,927	$3,092

In computing taxable income, property and casualty insurers reduce underwriting income by losses and loss adjustment expenses incurred. The amount of the deduction for losses incurred associated with unpaid losses is discounted at the interest rates and for the loss payment patterns prescribed by the U.S. Treasury.

The following table presents a reconciliation of the tax expense based on the statutory rate of 21% to the Company's actual tax expense in the consolidated statements of operations for 2025, 2024 and 2023 :

	Year Ended December 31,
	2025		2024		2023
	(Amounts in thousands)
Computed tax expense at 21%	$139,366	21.0%	$120,725	21.0%	$20,880	21.0%
State and local income tax, net of federal income tax effect (1)	907	0.1%	2,033	0.4%	(191)	(0.2)%
Foreign tax effect	(61)	—%	(20)	—%	—	—%
Effect of changes in tax laws or rates enacted in current year	—	—%	—	—%	—	—%
Effect of cross-border tax laws	34	—%	14	—%	—	—%
Tax credits	(2,543)	(0.4)%	(1,479)	(0.3)%	(580)	(0.6)%
Changes in valuation allowance	—	—%	—	—%	—	—%
Nontaxable or nondeductible Items
Tax-exempt interest income	(15,627)	(2.4)%	(13,114)	(2.3)%	(13,640)	(13.7)%
Dividends received deduction	(1,050)	(0.2)%	(1,276)	(0.2)%	(1,237)	(1.2)%
Nondeductible expenses	1,789	0.3%	815	0.1%	639	0.6%
Change in unrecognized tax benefits	—	—%	(753)	(0.1)%	(2,696)	(2.7)%
Other, net	(260)	—%	(18)	—%	(83)	(0.1)%
Income tax expense	$122,555	18.5%	$106,927	18.6%	$3,092	3.1%
__________
(1)State taxes in California made up the majority (more than 50%) of the tax effect in this category.
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

The following table presents the significant components of the Company’s net deferred tax assets and liabilities:

	December 31,
	2025	2024
	(Amounts in thousands)
Deferred tax assets:
20% of net unearned premiums	$98,571	$88,940
Discounting of loss reserves and salvage and subrogation recoverable for tax purposes	39,429	30,734
Expense accruals	22,339	19,821
Other deferred tax assets	2,943	4,371
Total gross deferred tax assets	163,282	143,866

Deferred tax liabilities:
Deferred policy acquisition costs	(75,542)	(70,420)
Tax liability on net unrealized gain on securities carried at fair value	(13,702)	(3,253)
Tax depreciation in excess of book depreciation	(19,173)	(2,549)
Undistributed earnings of insurance subsidiaries	(2,999)	(2,731)
Tax amortization in excess of book amortization	(8,639)	(8,769)
Other deferred tax liabilities	(12,590)	(10,290)
Total gross deferred tax liabilities	(132,645)	(98,012)

Net deferred tax assets	$30,637	$45,854

The Company had federal net operating loss carryforwards of approximately $1.4 million and $1.6 million at December 31, 2025 and 2024, respectively. $1.4 million of the total federal net operating loss carryforward will begin to expire in 2029.

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

The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits:

	December 31,
	2025	2024
	(Amounts in thousands)
Balance at January 1	$—	$2,262
Additions (reductions) based on tax positions related to:
Current year	—	—
Prior years (1)	—	(2,262)
Balance at December 31	$—	$—
____________
(1)The decrease in unrecognized tax benefits for the 12 months ended December 31, 2024 primarily resulted from the payment of the assessed amount related to a California Franchise Tax Board audit for tax year 2011 to resolve outstanding issues.

The Company recognizes interest and penalties related to unrecognized tax benefits as a part of income taxes. The Company recognized an accrued net benefit related to interest and penalties of approximately $2.1 million, and $1.2 million for the years ended December 31, 2024 and 2023, respectively. The Company carried an accrued interest and penalty balance of approximately $0.4 million at December 31, 2025 and 2024.

12. Loss and Loss Adjustment Expense Reserves
The following table presents the activity in loss and loss adjustment expense reserves:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Gross reserves at January 1	$3,152,031	$2,785,702	$2,584,910
Reinsurance recoverables on unpaid losses	(28,645)	(32,148)	(25,323)
Net reserves at January 1	3,123,386	2,753,554	2,559,587
Incurred losses and loss adjustment expenses related to:
Current year	4,055,014	3,659,724	3,553,801
Prior years	(91,983)	24,787	(35,948)
Total incurred losses and loss adjustment expenses	3,963,031	3,684,511	3,517,853
Loss and loss adjustment expense payments related to:
Current year	2,060,739	1,963,076	2,080,690
Prior years	1,426,348	1,351,603	1,243,196
Total payments	3,487,087	3,314,679	3,323,886
Net reserves at December 31	3,599,330	3,123,386	2,753,554
Reinsurance recoverables on unpaid losses	34,008	28,645	32,148
Gross reserves at December 31	$3,633,338	$3,152,031	$2,785,702

The severe inflationary trend of 2022 continued into 2023, but moderated as the year progressed. During 2024 and 2025, the inflation rate continued to be moderate for automobile parts and labor but it was at an elevated level for bodily injury costs.

The decrease in the provision for insured events of prior years in 2025 of approximately $92.0 million primarily resulted from favorable development of approximately $59 million in private passenger and commercial automobile insurance (see the corresponding development table below), favorable development of approximately $29 million in homeowners insurance (see the corresponding development table below), and unfavorable development of approximately $4 million in commercial property insurance (see the corresponding development table below). The remaining net favorable development of approximately $8 million relates to other smaller lines of insurance business as well as unallocated loss adjustment expenses.

The increase in the provision for insured events of prior years in 2024 of approximately $24.8 million primarily resulted from unfavorable development of approximately $13 million in private passenger and commercial automobile insurance (see the corresponding development table below), favorable development of approximately $5 million in homeowners insurance (see the corresponding development table below), and unfavorable development of approximately $15 million in commercial property insurance (see the corresponding development table below). The remaining net unfavorable development of approximately $2 million relates to other smaller lines of insurance business as well as unallocated loss adjustment expenses.

The decrease in the provision for insured events of prior years in 2023 of approximately $35.9 million primarily resulted from lower than estimated losses and loss adjustment expenses in the private passenger automobile and homeowners lines of insurance business, partially offset by unfavorable reserve development in the commercial property line of insurance business.

The Company recorded catastrophe losses net of reinsurance of approximately $508 million, $277 million, and $239 million in 2025, 2024, and 2023, respectively. Catastrophe losses incurred in 2025 was reduced by approximately $586 million of subrogation recorded on the Palisades and Eaton wildfires. The majority of 2025 catastrophe losses resulted from the Palisades and Eaton wildfires in California and severe storms in Texas, Oklahoma and California. The majority of 2024 catastrophe losses resulted from tornadoes, hailstorms and convective storms in Texas and Oklahoma, winter storms, rainstorms and wildfires in California, and the impact of Hurricane Helene in Florida and Georgia. The majority of 2023 catastrophe losses resulted from rainstorms and hail in Texas and Oklahoma, winter storms and rainstorms in California, and the impact of Tropical Storm Hilary in California. The Company experienced favorable development of approximately $23 million, unfavorable development of approximately $9 million, and favorable development of approximately $8 million on prior years' catastrophe losses in 2025, 2024, and 2023, respectively.

In January 2025, extreme wind-driven wildfires caused widespread damage across parts of Southern California, primarily in the communities of Pacific Palisades and Altadena. The two largest of these Southern California wildfires are known as the Palisades and Eaton wildfires. The Company recorded net catastrophe losses and loss adjustment expenses before taxes from the Palisades and Eaton wildfires of approximately $380 million in its consolidated statement of operations for the year ended December 31, 2025. The following table presents the components of net losses and loss adjustment expenses from the Palisades and Eaton wildfires as of December 31, 2025.

For the Twelve Months Ended December 31, 2025

(Amounts in thousands)
Gross losses and loss adjustment expenses	$2,191,752
Subrogation recoverable - Eaton fire (1) ***	(537,506)
Subrogation recovered and recoverable - Palisades fire (2) ***	(48,026)
Reinsurance recovered and recoverable (3)	(1,293,500)
Net catastrophe losses and loss adjustment expenses on Eaton and Palisades fires before FAIR Plan	$312,720

Company's share of FAIR Plan losses and loss adjustment expenses (4)	$92,717
Recoupable portion of FAIR Plan losses and loss adjustment expenses (5)	(25,000)
Net FAIR Plan losses and loss adjustment expenses	$67,717

Net losses and loss adjustment expenses on Eaton and Palisades fires	$380,437
__________
(1)    The Company is actively pursuing subrogation against Southern California Edison ("SCE") on the Eaton fire. The Company recorded approximately $538 million in estimated subrogation recoveries, or approximately 55% of its estimated ultimate losses on the Eaton fire, as an offset against loss and loss adjustment expense reserves in its consolidated balance sheet at December 31, 2025, and thereby reduced losses and loss adjustment expenses by the same amount in its consolidated statement of operations for the year ended December 31, 2025. Although SCE has not admitted that its equipment caused the Eaton fire, significant evidence indicates that SCE's equipment was the cause of the Eaton fire. In addition, SCE has disclosed that it is probable that SCE will incur material losses from the Eaton fire and entered into a negotiated agreement without litigation with one insurance company to pay 52% of the losses incurred. For utility-caused California wildfires occurring since 2017 through 2024 where SCE and other utility companies settled the subrogation claims without admitting fault, such companies have paid out average amounts equal to over 60% of the losses incurred with a range as low as 55% to over 70%. The Company believes that SCE has the wherewithal to settle the subrogation claims on the Eaton fire in a similar range of settlement amounts as on the recent past wildfires. SCE also has access to the California Wildfire Fund (the "Fund") that provides additional funding to reimburse member utilities to pay wildfire claims; furthermore, SCE has stated that the administrator of the Fund has confirmed that the Eaton fire is a covered wildfire for purposes of accessing the Fund. Based on the grounds described above as well as management's estimates and assumptions derived from industry experience, including recent market interest in the acquisition of the Company's subrogation rights on the Eaton fire, the Company believes $538 million is a reasonable estimate of probable recovery on the Eaton fire.
(2)    In June 2025, the Company sold its subrogation rights on the Palisades fire to a third party for a guaranteed percentage of losses incurred plus a share in the amount recovered above a certain threshold (“Upside Recovery’). The recovery amount from the guaranteed percentage of losses is approximately $48 million, with $30.6 million received as of December 31, 2025. The remaining balance of approximately $17.4 million at December 31, 2025 will be settled each quarter based on the amount of claims payments the Company makes subsequent to the previous settlement date. The Company recorded the total sale price of approximately $48 million as an offset against losses and loss adjustment expenses in its consolidated statement of operations for the year ended December 31, 2025. The Company did not record an amount for the potential Upside Recovery.
(3)    The Company’s catastrophe reinsurance program for the treaty year ended June 30, 2025 provides approximately $1,290 million of limits on a per occurrence basis after covered catastrophe losses exceed the Company’s retention of $150 million. It also allows the Company to consider catastrophe events that occur within a 150-mile radius as a single occurrence or separate occurrences for reinsurance purposes. The Company treated the Palisades and Eaton wildfires as one event for reinsurance purposes exhausting the full $1,290 million of limits. The $1,290 million of limits used for the Palisades and Eaton wildfires was reduced by $6.5 million for ineligible parametric coverage. The Company also utilized $10 million from a separate property excess of loss reinsurance treaty making the total reinsurance used for the Palisades and Eaton wildfires approximately $1,294 million.
(4)    The Company is a member of the California FAIR Plan, the state's fire insurer of last resort. To the extent the FAIR Plan has losses exceeding its capital and reinsurance coverage, the FAIR Plan can assess its member companies for the shortfall based on each company’s California market share. The FAIR Plan had significant losses from the Palisades and Eaton wildfires, and the Company's share of the FAIR Plan losses from the Palisades and Eaton wildfires was approximately $93 million (an amount based on information provided to the Company directly from the FAIR Plan), which was recorded as part of the Company's losses and loss adjustment expenses from the Palisades and Eaton wildfires in its consolidated statement of operations for the year ended December 31, 2025.
(5)    The FAIR Plan assessed the Company $50 million to strengthen the FAIR Plan's capital position following the Palisades and Eaton wildfires in the first quarter of 2025. The California DOI allows for recoupment of 50% or $25 million of the $50 million assessment via a temporary surcharge to the Company's policyholders. The Company has received approval from the California DOI to recoup the $25 million, which partially offset the Company's share of the FAIR Plan's losses of $93 million. Accordingly, the Company recorded a net loss of approximately $68 million for its share of the FAIR Plan's losses from the Palisades and Eaton wildfires in its consolidated statement of operations for the year ended December 31, 2025.

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

As of December 31, 2025, the Company has paid out approximately $1,478 million for losses and loss adjustment expenses related to the Palisades and Eaton wildfires. The Company has received 100% of the reinsurance recoverable amounts billed to its reinsurers through December 31, 2025.

The Company exhausted the catastrophe reinsurance limits for the treaty year ended June 30, 2025 on the Palisades and Eaton wildfires, which triggered a full reinstatement of the limits with payment of $101 million of reinstatement premiums. The reinstatement premiums paid were recorded as reductions to the Company’s net premiums earned and written for the year ended December 31, 2025.

The following is information about incurred and paid claims development as of December 31, 2025, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for the three major categories of our product lines: private passenger and commercial automobile lines of insurance business, homeowners line of insurance business, and commercial property line of insurance business. As the information presented is for these three major categories of product lines only, the total incurred and paid claims development shown below does not correspond to the aggregate development presented in the table above, which is for all product lines and includes unallocated claims adjustment expenses. The cumulative number of reported claims represents open claims, claims closed with payment, and claims closed without payment. It does not include an estimated amount for unreported claims. The number of claims is measured by claim event (such as a car accident or storm damage) and an individual claim event may result in more than one reported claim. The Company considers a claim that does not result in a liability as a claim closed without payment.

The information about incurred and paid claims development for the years ended December 31, 2016 to 2024 is presented as unaudited supplementary information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Private Passenger and Commercial Automobile Insurance)											As of December 31, 2025
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025
	(Amounts in thousands)										(Amounts in thousands)
2016	$1,672,853	$1,669,642	$1,713,696	$1,731,997	$1,732,410	$1,740,807	$1,743,417	$1,745,513	$1,744,803	$1,744,888	$2,004	155
2017		1,703,857	1,727,277	1,741,825	1,733,425	1,748,289	1,755,702	1,754,356	1,753,163	1,752,728	2,142	149
2018			1,781,817	1,773,502	1,785,071	1,806,240	1,807,297	1,811,302	1,814,240	1,815,077	4,408	147
2019				1,916,269	1,911,268	1,959,262	1,954,151	1,951,924	1,948,995	1,947,907	7,451	148
2020					1,514,551	1,448,083	1,452,343	1,430,973	1,419,119	1,412,710	10,415	91
2021						1,811,064	1,879,751	1,854,319	1,834,183	1,825,104	22,530	105
2022							2,255,032	2,264,193	2,262,432	2,246,862	45,493	116
2023								2,349,659	2,398,449	2,388,149	113,710	107
2024									2,420,766	2,403,862	303,767	97
2025										2,497,147	881,404	87
									Total	$20,034,434
__________
(1) The information for the years 2016 to 2024 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Private Passenger and Commercial Automobile Insurance)
	For the Years Ended December 31,
Accident Year	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025
	(Amounts in thousands)
2016	$1,094,006	$1,395,199	$1,554,217	$1,656,192	$1,699,069	$1,722,293	$1,736,697	$1,740,902	$1,741,949	$1,742,303
2017		1,076,079	1,399,202	1,561,850	1,648,328	1,701,298	1,733,196	1,746,147	1,750,074	1,750,443
2018			1,082,127	1,417,637	1,588,049	1,697,228	1,757,923	1,784,876	1,799,373	1,808,159
2019				1,134,859	1,494,342	1,698,121	1,828,410	1,896,186	1,925,074	1,936,186
2020					825,398	1,089,096	1,242,000	1,328,686	1,375,466	1,392,868
2021						992,705	1,410,748	1,599,756	1,717,524	1,776,030
2022							1,237,725	1,743,364	1,984,312	2,113,914
2023								1,313,944	1,835,079	2,093,463
2024									1,232,949	1,773,183
2025										1,171,903
									Total	$17,558,452
				All outstanding liabilities before 2016, net of reinsurance						288
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$2,476,270
__________
(1) The information for the years 2016 to 2024 is presented as unaudited supplemental information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Homeowners Insurance)											As of December 31, 2025
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025
	(Amounts in thousands)										(Amounts in thousands)
2016	$250,691	$259,489	$259,497	$259,708	$260,496	$259,984	$259,722	$259,701	$260,179	$260,178	$—	24
2017		309,491	295,163	288,322	289,869	289,294	291,360	290,909	291,804	291,665	—	30
2018			311,798	308,361	310,695	305,292	306,347	308,345	306,857	306,283	401	25
2019				359,643	366,139	361,421	360,609	360,140	362,401	362,031	1,100	30
2020					420,257	411,404	413,882	411,408	411,127	410,554	1,743	29
2021						510,724	511,311	504,086	501,214	497,330	3,642	31
2022							578,489	562,562	567,123	566,011	11,525	31
2023								717,988	709,918	707,270	16,684	42
2024									730,818	711,387	36,532	31
2025										952,227	237,884	25
									Total	$5,064,936
__________
(1) The information for the years 2016 to 2024 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Homeowners Insurance)
	For the Years Ended December 31,
Accident Year	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025
	(Amounts in thousands)
2016	$173,537	$234,215	$245,878	$253,919	$256,642	$258,477	$259,045	$259,875	$260,095	$260,115
2017		217,900	269,254	278,341	283,311	286,531	290,291	290,984	291,595	291,536
2018			213,038	271,534	286,658	294,099	300,742	303,053	305,175	305,583
2019				240,240	324,953	340,237	350,288	355,697	359,466	360,468
2020					271,208	365,910	386,297	395,412	401,079	406,856
2021						316,314	458,124	473,644	485,001	490,197
2022							339,242	501,075	530,772	546,270
2023								474,713	636,330	668,003
2024									449,119	627,603
2025										579,000
									Total	$4,535,631
				All outstanding liabilities before 2016, net of reinsurance						1,153
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$530,458
__________
(1) The information for the years 2016 to 2024 is presented as unaudited supplemental information.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Commercial Property Insurance)											As of December 31, 2025
											Total of Incurred But Not Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	For the Years Ended December 31,
	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025
	(Amounts in thousands)										(Amounts in thousands)
2016	$38,639	$41,827	$46,349	$45,665	$46,170	$55,746	$56,479	$53,687	$51,796	$51,842	$78	1
2017		46,410	50,378	53,829	55,288	57,658	59,800	64,645	63,207	62,763	178	1
2018			43,859	45,610	42,587	44,452	47,141	47,799	46,474	46,013	397	1
2019				45,574	42,756	43,167	46,845	51,677	51,721	50,520	1,362	1
2020					56,319	46,663	42,968	50,634	49,630	51,418	2,586	1
2021						58,413	55,863	73,289	78,371	83,073	12,713	1
2022							75,113	83,086	95,927	100,461	20,105	1
2023								80,150	82,778	89,598	28,558	1
2024									97,285	85,445	29,410	1
2025										93,070	61,874	—
									Total	$714,203
__________
(1) The information for the years 2016 to 2024 is presented as unaudited supplemental information.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance (Commercial Property Insurance)
	For the Years Ended December 31,
Accident Year	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022(1)	2023(1)	2024(1)	2025
	(Amounts in thousands)
2016	$18,243	$27,210	$35,426	$39,499	$41,221	$46,026	$48,036	$49,190	$50,579	$50,625
2017		18,910	31,116	36,284	43,809	47,597	52,350	60,803	60,980	62,280
2018			16,266	24,146	29,436	34,520	37,428	41,376	43,527	44,189
2019				15,182	25,956	30,592	35,780	40,056	45,886	46,850
2020					19,529	27,705	31,138	37,130	40,713	44,625
2021						24,032	33,477	41,432	54,763	63,132
2022							25,699	44,304	58,455	68,972
2023								22,119	32,384	40,308
2024									17,183	31,899
2025										16,108
									Total	$468,988
				All outstanding liabilities before 2016, net of reinsurance						63
				Loss and allocated loss adjustment expense reserves, net of reinsurance						$245,278
__________
(1) The information for the years 2016 to 2024 is presented as unaudited supplemental information.

The following is unaudited supplementary information about average historical claims duration as of December 31, 2025.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Private Passenger and Commercial Automobile insurance	56.3%	20.1%	10.1%	6.0%	3.1%	1.5%	0.7%	0.3%	—%	—%

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Homeowners insurance	65.8%	23.5%	4.3%	2.5%	1.4%	1%	0.4%	0.2%	—%	—%

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
Commercial Property insurance	28.5%	16.6%	10.5%	11.3%	6.9%	8.9%	6%	1.3%	2.4%	0.1%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheet is as follows:

Reconciliation of the Disclosure of Incurred and Paid Claims Development
to the Loss and Loss Adjustment Expense Reserves

December 31, 2025
(Amounts in thousands)
Net outstanding liabilities
Private Passenger and Commercial Automobile insurance	$2,476,270
Homeowners insurance	530,458
Commercial Property insurance	245,278
Other short-duration insurance lines	159,496
Loss and loss adjustment expense reserves, net of reinsurance recoverables on unpaid losses	3,411,502
Reinsurance recoverables on unpaid losses
Private Passenger and Commercial Automobile insurance	33,391
Homeowners insurance	—
Commercial Property insurance	42
Other short-duration insurance lines	603
Total reinsurance recoverables on unpaid losses	34,036
Insurance lines other than short-duration	998
Unallocated claims adjustment expenses	186,802
187,800
Total gross loss and loss adjustment expense reserves	$3,633,338

13. Dividends
The following table presents shareholder dividends paid:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands, except per share data)
Total paid	$70,343	$70,326	$70,322
Per share paid	$1.2700	$1.2700	$1.2700

The Insurance Companies are subject to the financial capacity guidelines established by their domiciliary states. The payment of dividends from statutory unassigned surplus of the Insurance Companies is restricted, subject to certain statutory limitations. As of December 31, 2025, the insurance subsidiaries of the Company are permitted to pay approximately $448 million in dividends in 2026 to Mercury General without the prior approval of the DOI of domiciliary states. The above statutory regulations may have the effect of indirectly limiting the ability of the Company to pay shareholder dividends. During 2025, 2024, and 2023, the Insurance Companies paid Mercury General ordinary dividends of $150 million, $100 million, and $0, respectively.

On February 13, 2026, the Board of Directors declared a $0.3175 quarterly dividend payable on March 26, 2026 to shareholders of record on March 12, 2026.

14. Statutory Balances and Accounting Practices

The Insurance Companies prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance departments of their domiciliary states. Prescribed statutory accounting practices primarily include those published as statements of statutory accounting principles by the National Association of Insurance Commissioners (the "NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. As of December 31, 2025, there were no material permitted statutory accounting practices utilized by the Insurance Companies.

The following table presents the statutory net income, and statutory capital and surplus of the Insurance Companies, as reported to regulatory authorities:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Statutory net income (loss) (1)	$480,235	$446,405	$(35,590)
Statutory capital and surplus	$2,392,286	$2,030,460	$1,667,187
 __________
(1)Statutory net income (loss) reflects differences from GAAP net income (loss), including changes in the fair value of the investment portfolio as a result of the application of the fair value option.

The Insurance Companies must comply with minimum capital requirements under applicable state laws and regulations. The RBC formula is used by insurance regulators to monitor capital and surplus levels. It was designed to capture the widely varying elements of risks undertaken by writers of different lines of insurance business having differing risk characteristics, as well as writers of similar lines where differences in risk may be related to corporate structure, investment policies, reinsurance arrangements, and a number of other factors. The Company periodically monitors the RBC level of each of the Insurance Companies. As of December 31, 2025, 2024 and 2023, each of the Insurance Companies exceeded the minimum required RBC level, as determined by the NAIC and adopted by the state insurance regulators. None of the Insurance Companies’ RBC ratios were less than 350% of the authorized control level RBC as of December 31, 2025, 2024 and 2023. Generally, an RBC ratio of 200% or less would require some form of regulatory or company action.

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

The Plan includes an option for employees to make salary deferrals under Section 401(k) of the Internal Revenue Code. Matching contributions, at a rate set by the Board of Directors, totaled approximately $13.0 million, $12.5 million, and $11.1 million for 2025, 2024, and 2023, respectively.

The Plan also includes an employee stock ownership plan that covers substantially all employees. The Board of Directors authorizes the Plan to purchase the Company’s common stock in the open market for allocation to the Plan participants. No purchases were made during the past three years.

The Company also provides company-wide annual cash bonuses to all eligible employees based on performance criteria for each recipient and for the Company as a whole. The Company performance goals are largely based on the Company's combined ratio. The Company paid a total of approximately $32.3 million, $7.1 million, and $3.6 million of company-wide annual cash bonuses to all its eligible employees based on these performance criteria in 2025, 2024, and 2023, respectively.

16. Share-Based Compensation

In February 2015, the Company adopted the 2015 Incentive Award Plan (the "2015 Plan"). A maximum of 4,900,000 shares of common stock were authorized for issuance under the 2015 Plan. No share-based compensation awards have been granted since March 2018 under the 2015 Plan, which expired in January 2025.

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

The following table presents a summary of cash received, compensation costs recognized and excess tax benefit, related to the Company's share-based awards:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Cash received from stock option exercises	$—	$752	$—
Compensation cost, all share-based awards	14,633	4,648	—
Excess tax benefit, all share-based awards	—	(87)	—

Stock Option Awards

In February 2018, the Compensation Committee of the Company's Board of Directors awarded a total of 80,000 stock options to four senior executives under the 2015 Plan, which vested over the four-year requisite service period, except for 10,000 of these stock options that were forfeited. The fair values of these stock options were estimated on the date of grant using a closed-form option valuation model (Black-Scholes).

The following table provides the assumptions used in the calculation of grant-date fair values of these stock options based on the Black-Scholes option pricing model:

Weighted-average grant-date fair value	$8.09
Expected volatility	33.18%
Risk-free interest rate	2.62%
Expected dividend yield	5.40%
Expected term in months	72

The aggregate intrinsic value of stock options exercised (the difference between the Company’s closing stock price and the stock option exercise price, multiplied by the number of in-the-money stock options) was $557,910 for 2024. There were no stock options exercised in 2025 and 2023. There were no stock options outstanding at December 31, 2025 and 2024.

Performance-based PSUs

The Company, at its discretion, grants a "target" number of performance-based PSUs to certain executive officers and other key employees of the Company. The payout value of the performance-based PSUs granted under the LTIP will be determined based on the achievement of specific, pre-established corporate performance objectives, and in part on individual performance, during the applicable three-year performance period (the "Performance Cycle"). The maximum payout level for the performance-based PSUs is 150% of the “target” award.
These performance-based PSUs vest at the end of the Performance Cycle beginning with the year of the grant, and then only if, and to the extent that, the Company’s performance during the Performance Cycle achieves the threshold established by the Compensation Committee of the Board. Each annual performance result is determined based on the average of the Company’s annual market share growth and its annual combined ratio. The vested number of performance-based PSUs for each grantee is based on the average of the Company's three annual performance results combined with the individual's performance during the Performance Cycle. The cash payout amount for each unit of the vested performance-based PSUs is equal to the average closing price per share of the Company’s common stock for the five calendar days preceding the determination of the final number of vested PSUs for each grantee at the end of the Performance Cycle for the 2024 grants, and the average closing price per share of the Company’s common stock for the 30 trading days following the Company’s public release of its financial results for the final calendar year in the Performance Cycle for the 2025 grants.

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

The following table presents the summary of the performance-based PSU grants as of December 31, 2025:

Grant year	2025	2024
Three-year performance period ending December 31,	2027	2026
Vesting shares, target (net of forfeited)	166,842	183,760
Vesting shares, maximum (net of forfeited)	250,263	275,640
The following table presents a summary of performance-based PSU awards activity, based on target vesting, during the years indicated:

	Year Ended December 31,
	2025		2024
	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share
Outstanding at January 1	197,516	$66.48	—	$—
Granted	171,714	45.77	200,532	39.12
Vested	—	—	—	—
Forfeited/Canceled	(18,628)	54.54	(3,016)	59.80
Expired	—	—	—	—
Outstanding at December 31	350,602	90.33	197,516	66.48
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

The following table presents a summary of restricted PSU awards activity during the years indicated:

	Year Ended December 31,
	2025		2024
	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share
Outstanding at January 1	35,589	$66.48	—	$—
Granted	78,909	59.61	36,315	61.67
Vested	(13,084)	75.96	—	—
Forfeited/Canceled	(6,207)	77.20	(726)	62.98
Expired	—	—	—	—
Outstanding at December 31	95,207	94.06	35,589	66.48

The Company recorded share-based compensation expense of approximately $14.6 million and $4.6 million for the years ended December 31, 2025, and 2024, respectively, associated with the performance-based and restricted PSUs, which are mostly included in other operating expenses in its consolidated statements of operations. The Company recorded approximately $18.5 million and $4.6 million of accrued share-based compensation liability associated with the performance-based and restricted PSUs at December 31, 2025 and 2024, respectively, which are included in other liabilities in its consolidated balance sheets.

17. Earnings (Loss) Per Share
The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2025			2024			2023
	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
	(Amounts and numbers in thousands, except per-share data)
Basic EPS
Income available to common stockholders	$541,094	55,389	$9.77	$467,953	55,373	$8.45	$96,336	55,371	$1.74
Effect of dilutive securities:
Options	—	—		—	4		—	—
Diluted EPS
Income available to common stockholders after assumed conversions	$541,094	55,389	$9.77	$467,953	55,377	$8.45	$96,336	55,371	$1.74

Potentially dilutive securities representing approximately 17,500 shares of common stock were excluded from the computation of diluted earnings per share for 2023, because their effect would have been anti-dilutive. There were no potentially dilutive securities with anti-dilutive effect for 2025 and 2024.

18. Commitments and Contingencies

Leases
The Company is obligated under various non-cancellable lease agreements providing for office space, automobiles, office equipment, and EDP equipment that expire at various dates through the year 2036. See Note 7. Leases for additional information on leases and future lease payments as of December 31, 2025.
California Earthquake Authority ("CEA")
The CEA is a quasi-governmental organization that was established to provide a market for earthquake coverage to California homeowners. The Company places all new and renewal earthquake coverage offered with its homeowners policies directly with the CEA. The Company receives a small fee for placing business with the CEA, which is recorded as other income in the consolidated statements of operations. Upon the occurrence of a major seismic event, the CEA has the ability to assess participating companies for losses. These assessments are made after CEA capital has been expended and are based upon each company’s participation percentage multiplied by the amount of the total assessment. Based upon the most recent information provided by the CEA, the Company’s maximum total exposure to CEA assessments at April 30, 2025, the most recent date at which information was available, was approximately $89.3 million. There were no assessments made in 2025.
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
The following table presents operating results by reportable segment for the years ended:

	Year Ended December 31,
	2025			2024			2023
	Property & Casualty	Other	Total	Property & Casualty	Other	Total	Property & Casualty	Other	Total
	(Amounts in millions)
Net premiums earned	$5,476.1	$29.5	$5,505.6	$5,046.1	$29.4	$5,075.5	$4,245.4	$29.0	$4,274.4
Less:
Losses	3,338.5	14.9	3,353.4	3,156.4	14.9	3,171.3	3,019.4	13.7	3,033.1
Loss adjustment expenses	607.6	2.0	609.6	511.3	1.9	513.2	482.8	2.0	484.8
Losses and loss adjustment expenses	3,946.1	16.9	3,963.0	3,667.7	16.8	3,684.5	3,502.2	15.7	3,517.9
Policy acquisition costs	929.7	13.2	942.9	846.6	11.7	858.3	696.9	11.6	708.5
Other operating expenses	391.2	3.1	394.3	324.1	3.1	327.2	276.6	3.1	279.7
Underwriting gain (loss)	209.1	(3.7)	205.4	207.7	(2.2)	205.5	(230.3)	(1.4)	(231.7)
Investment income			328.7			280.0			234.6
Net realized investment gains			131.4			88.7			101.0
Other income			26.7			31.5			19.7
Interest expense			(28.6)			(30.8)			(24.2)
Pre-tax income			$663.6			$574.9			$99.4
Net income			$541.1			$468.0			$96.3

The following table presents the Company’s net premiums earned and direct premiums written by line of insurance business for the years ended:

	Year Ended December 31,
	2025			2024			2023
	Property & Casualty	Other	Total	Property & Casualty	Other	Total	Property & Casualty	Other	Total
	(Amounts in millions)
Private passenger automobile	$3,552.6	$—	$3,552.6	$3,278.5	$—	$3,278.5	$2,796.1	$—	$2,796.1
Homeowners	1,260.9	—	1,260.9	1,168.7	—	1,168.7	957.7	—	957.7
Commercial automobile	384.4	—	384.4	378.2	—	378.2	303.9	—	303.9
Other	278.2	29.5	307.7	220.7	29.4	250.1	187.7	29.0	216.7
Net premiums earned	$5,476.1	$29.5	$5,505.6	$5,046.1	$29.4	$5,075.5	$4,245.4	$29.0	$4,274.4

Private passenger automobile	$3,591.2	$—	$3,591.2	$3,395.8	$—	$3,395.8	$2,841.8	$—	$2,841.8
Homeowners	1,630.9	—	1,630.9	1,367.3	—	1,367.3	1,119.0	—	1,119.0
Commercial automobile	387.4	—	387.4	387.0	—	387.0	346.2	—	346.2
Other	345.5	27.5	373.0	324.2	26.5	350.7	224.9	26.6	251.5
Direct premiums written	$5,955.0	$27.5	$5,982.5	$5,474.3	$26.5	$5,500.8	$4,531.9	$26.6	$4,558.5

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based upon its assessment, the Company’s management believes that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on these criteria.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this 2025 Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which is included herein.
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

Item 9B.Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Information regarding executive officers of the Company is included in Part I. For other information called for by Items 10, 11, 12, 13 and 14, reference is made to the Company’s definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after December 31, 2025 and which is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:
1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2025 are contained herein as listed in the Index to Consolidated Financial Statements on page 55.
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
3. Exhibits

Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with the SEC
3.1	Articles of Incorporation of the Company, as amended to date.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 10-Q for the quarterly period ended September 30, 2007, and is incorporated herein by this reference.
3.3	First Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2008, and is incorporated herein by this reference.
3.4	Second Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 25, 2009, and is incorporated herein by this reference.
3.5	Third Amendment to Amended and Restated Bylaws of the Company.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 11, 2018, and is incorporated herein by this reference.
4.1	Shareholders’ Agreement dated as of October 7, 1985 among the Company, George Joseph and Gloria Joseph.	This document was filed as an exhibit to Registrant’s Registration Statement on Form S-1, File No. 33-899, and is incorporated herein by this reference. (Not available on the SEC website. Filed prior to the SEC Edgar filing mandate).
4.2	Indenture, dated as of March 8, 2017, between Mercury General Corporation and Wilmington Trust, National Association.	This document was filed as an exhibit to Registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 8, 2017, and is incorporated herein by this reference.
4.3	First Supplemental Indenture, dated as of March 8, 2017, between Mercury General Corporation and Wilmington Trust, National Association.	This document was filed as an exhibit to Registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 8, 2017, and is incorporated herein by this reference.
4.4	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2019, and is incorporated herein by this reference.
10.1*	Mercury General Corporation Profit Sharing Plan, as Amended and Restated as of January 1, 2025.	Filed herewith.

10.2
Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Casualty Company, Mercury Insurance Company, California Automobile Insurance Company and California General Insurance Company.
This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.3	Expense Reimbursement and Services Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and American Mercury Insurance Company.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.4	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Georgia.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.5	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Georgia.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.6	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Insurance Company of Illinois.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.7	Management Agreement effective January 1, 2001 between Mercury Insurance Services, LLC and Mercury Indemnity Company of Illinois.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by this reference.
10.8
Management Agreement effective January 1, 2002 between Mercury Insurance Services, LLC and Mercury Insurance Company of Florida and Mercury Indemnity Company of America (fka Mercury Indemnity Company of Florida).
This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by this reference.
10.9	Management Agreement dated January 22, 1997 between Mercury Insurance Services, LLC and Mercury County Mutual Insurance Company.	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2006, and is incorporated herein by this reference.
10.10	Management Agreement dated January 1, 2026 between Mercury Insurance Services, LLC and Mercury Insurance Company of Texas.	Filed herewith.
10.11*	Mercury General Corporation Long-Term Incentive Plan	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2023, and is incorporated herein by this reference.
10.12*	Performance Phantom Stock Unit Award Agreement under Mercury General Corporation Long-Term Incentive Plan	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2023, and is incorporated herein by this reference.
10.13*	Restricted Phantom Stock Unit Award Agreement under Mercury General Corporation Long-Term Incentive Plan	This document was filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2023, and is incorporated herein by this reference.
10.14	Amended and Restated Credit Agreement, dated as of March 31, 2021, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.	This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 1, 2021, and is incorporated herein by this reference.
10.15
First Amendment to Amended and Restated Credit Agreement, dated as of November 18, 2022, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.
This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 22, 2022, and is incorporated herein by this reference.
10.16
Second Amendment to Amended and Restated Credit Agreement, dated as of November 30, 2023, by and among Mercury General Corporation, Bank of America, as Administrative Agent, and the Lenders party thereto.
This document was filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 30, 2023, and is incorporated herein by this reference.
10.17
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
February 17, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE JOSEPH George Joseph	Chairman of the Board	February 17, 2026

/S/ GABRIEL TIRADOR Gabriel Tirador	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2026

/S/ VICTOR G. JOSEPH Victor G. Joseph	President and Chief Operating Officer and Director	February 17, 2026

/S/ THEODORE R. STALICK Theodore R. Stalick	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 17, 2026

/S/ GEORGE G. BRAUNEGG George G. Braunegg	Director	February 17, 2026

/S/ RAMONA L. CAPPELLO Ramona L. Cappello	Director	February 17, 2026

/S/ JAMES G. ELLIS James G. Ellis	Director	February 17, 2026

/S/ VICKY WAI YEE JOSEPH Vicky Wai Yee Joseph	Director	February 17, 2026

/S/ JOSHUA E. LITTLE Joshua E. Little	Director	February 17, 2026

/S/ MARTHA E. MARCON Martha E. Marcon	Director	February 17, 2026

SCHEDULE I

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2025

Type of Investment	Cost	Fair Value	Amounts in the Balance Sheet
	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$21,436	$21,546	$21,546
Municipal securities	3,533,295	3,538,473	3,538,473
Mortgage-backed securities	303,314	297,381	297,381
Corporate securities	747,723	751,602	751,602
Collateralized loan obligations	733,034	722,794	722,794
Other asset-backed securities	110,924	98,455	98,455
Total fixed maturity securities	5,449,726	5,430,251	5,430,251
Equity securities:
Common stock	557,738	679,594	679,594
Non-redeemable preferred stock	52,206	38,761	38,761
Private equity funds measured at net asset value (1)	118,516	94,432	94,432
Total equity securities	728,460	812,787	812,787
Short-term investments	336,978	336,992	336,992
Total investments	$6,515,164	$6,580,030	$6,580,030
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

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

MERCURY GENERAL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

	December 31,
	2025	2024
	(Amounts in thousands)
ASSETS
Investments, at fair value:
Equity securities (cost $17,551; $17,551)	$36,393	$29,387
Short-term investments (cost $82; $78)	82	78
Investment in subsidiaries	2,886,667	2,476,777
Total investments	2,923,142	2,506,242
Cash	77,416	19,316
Accrued investment income	12	12
Amounts receivable from affiliates	432	17,037
Income tax receivable from affiliates	46,046	30,859
Other assets	1,037	1,233
Total assets	$3,048,085	$2,574,699
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$574,527	$574,128
Accounts payable and accrued expenses	381	—
Amounts payable to affiliates	—	14,274
Income tax payable to affiliates	15,634	9,874
Current income taxes	28,875	19,195
Deferred income taxes	5,948	4,837
Other liabilities	5,445	5,867
Total liabilities	630,810	628,175
Commitments and contingencies
Shareholders’ equity:
Common stock	99,699	99,699
Retained earnings	2,317,576	1,846,825
Total shareholders’ equity	2,417,275	1,946,524
Total liabilities and shareholders’ equity	$3,048,085	$2,574,699

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued

MERCURY GENERAL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Revenues:
Net investment income	$2,116	$2,187	$2,998
Net realized investment gains	7,056	3,046	1,431
Total revenues	9,172	5,233	4,429
Expenses:
Other operating expenses	2,758	2,535	2,526
Interest	28,582	30,697	24,129
Total expenses	31,340	33,232	26,655
Loss before income taxes and equity in net income of subsidiaries	(22,168)	(27,999)	(22,226)
Income tax benefit	(3,372)	(3,386)	(4,379)
Loss before equity in net income of subsidiaries	(18,796)	(24,613)	(17,847)
Equity in net income of subsidiaries	559,890	492,566	114,183
Net income	$541,094	$467,953	$96,336

See accompanying notes to condensed financial information.
See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II, Continued

MERCURY GENERAL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Cash flows from operating activities:
Net cash used in by operating activities	$(21,562)	$(28,137)	$(14,703)
Cash flows from investing activities:
Capital contribution to subsidiaries	—	(165)	(150,000)
Distributions received from special purpose entities	—	300	6,210
Dividends received from subsidiaries	150,000	100,000	—
Fixed maturity securities available for sale in nature
Sales	—	5,000	—
Calls or maturities	—	5,000	955
Equity securities available for sale in nature
Purchases	—	(2,399)	(1,172)
Sales	—	4,057	25,848
(Increase) decrease in short-term investments	(4)	493	26,481
Other, net	9	43	183
Net cash provided by (used in) investing activities	150,005	112,329	(91,495)
Cash flows from financing activities:
Dividends paid to shareholders	(70,343)	(70,326)	(70,322)
Proceeds from stock options exercised	—	752	—
Proceeds from bank loan	—	—	175,000
Net cash (used in) provided by financing activities	(70,343)	(69,574)	104,678
Net increase (decrease) in cash	58,100	14,618	(1,520)
Cash:
Beginning of year	19,316	4,698	6,218
End of year	$77,416	$19,316	$4,698
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$28,121	$30,009	$22,959
Income taxes (refunded) paid, net
U.S. federal	$(35,616)	$(10,865)	$1,591
U.S. state and local
California	294	3,616	16
Other	277	174	23
	571	3,790	39
Foreign	—	—	—
Total income taxes (refunded) paid, net	$(35,045)	$(7,075)	$1,630

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
Distributions received from Special Purpose Investment Vehicles

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. At December 31, 2025, the Company had three such special purpose investment vehicles: Fannette Funding LLC, Animas Funding LLC, and Upper Animas Holdings LLC. These special purpose investment vehicles are consolidated into the Company. Creditors have no recourse against the Company in the event of default by these special purpose investment vehicles. The Company had no implied or unfunded commitments to these entities at December 31, 2025 and 2024. The Company's financial or other support provided to these entities and its loss exposure are limited to its collateral and original investment. Mercury General received distributions of $0.0 million, $0.3 million, and $6.2 million in 2025, 2024, and 2023, respectively, from these special purpose investment vehicles.
Dividends received from Subsidiaries

Dividends of $150 million, $100 million and $0 were received by Mercury General from its 100% owned insurance subsidiaries in 2025, 2024 and 2023, respectively, and were recorded as a reduction to investment in subsidiaries.
Capitalization of Insurance Subsidiaries

Mercury General made capital contributions to its insurance subsidiaries of $0, $0.2 million and $150.0 million in 2025, 2024 and 2023, respectively. Mercury General did not receive any capital distribution from its insurance subsidiaries in 2025, 2024 and 2023.
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

On March 31, 2021, the Company entered into an unsecured $75 million five-year revolving credit facility. On November 18, 2022, the Company entered into the First Amendment to this credit facility. The First Amendment extended the maturity date of the loan to November 16, 2026 from March 31, 2026 with possible further extension if certain conditions are met, increased the aggregate commitments by all the lenders to $200 million from $75 million, and replaced the LIBOR with the term SOFR. On November 30, 2023, the Company entered into the Second Amendment to this credit facility, which further increased the aggregate commitments by all the lenders to $250 million from $200 million. On November 22, 2024, the Company entered into the Third Amendment to this credit facility, which extended and fixed the maturity date of the loan to November 18, 2027. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from Term SOFR plus 112.5 basis points when the ratio is under 20% to Term SOFR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 19.2% at December 31, 2025, resulting in a 12.5 basis point commitment fee on any undrawn portion of the credit facility. As of February 17, 2026, a total of $200 million was drawn under this facility on a three-month revolving basis at an annual interest rate of approximately 5.09%, with $50 million available to be drawn. The Company contributed $150 million of the total amount drawn to the surplus of its consolidated insurance subsidiaries in 2023, and used the remainder for general corporate purposes.
See accompanying Report of Independent Registered Public Accounting Firm

Federal Income Taxes

The Company files a consolidated federal income tax return for the following entities:

Mercury Casualty Company	Mercury Select Management Company, Inc.
Mercury Insurance Company	Mercury Insurance Services LLC
California Automobile Insurance Company	AIS Management LLC
California General Underwriters Insurance Company, Inc.	Auto Insurance Specialists LLC
Mercury Insurance Company of Illinois	PoliSeek AIS Insurance Solutions, Inc.
Mercury Insurance Company of Georgia	Animas Funding LLC
Mercury Indemnity Company of Georgia	Fannette Funding LLC
American Mercury Insurance Company	Mercury Plus Insurance Services LLC
Mercury Insurance Company of Texas	Mercury Information Technology Services LLC
Orion Indemnity Company	Upper Animas Holdings LLC
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

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE IV
MERCURY GENERAL CORPORATION AND SUBSIDIARIES
REINSURANCE
THREE YEARS ENDED DECEMBER 31,
Property and Liability Insurance Earned Premiums

	2025	2024	2023
	(Amounts in thousands)
Direct amounts	$5,766,498	$5,196,699	$4,368,342
Ceded to other companies	(287,032)	(136,698)	(109,445)
Assumed	26,147	15,455	15,481
Net amounts	$5,505,613	$5,075,456	$4,274,378

See accompanying Report of Independent Registered Public Accounting Firm