Form 10-Q
period 2026-03-31
MERCURY GENERAL CORP
filed 2026-05-05
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At April 30, 2026, the registrant had issued and outstanding an aggregate of 55,388,627 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $5,534,785; $5,449,726)	$5,499,834	$5,430,251
Equity securities (cost $801,687; $728,460)	883,623	812,787
Short-term investments (cost $441,810; $336,978)	441,841	336,992
Total investments	6,825,298	6,580,030
Cash	1,350,883	1,315,574
Receivables:
Premiums	825,000	751,554
Allowance for credit losses on premiums receivable	(6,100)	(6,000)
Premiums receivable, net of allowance for credit losses	818,900	745,554
Accrued investment income	73,380	73,004
Other	86,557	86,508
Total receivables	978,837	905,066
Reinsurance recoverables (net of allowance for credit losses $2; $39)	47,771	109,672
Deferred policy acquisition costs	366,573	359,724
Fixed assets (net of accumulated depreciation $360,372; $345,930)	150,854	146,880
Operating lease right-of-use assets	12,153	12,125
Deferred income taxes	31,821	30,637
Goodwill	42,796	42,796
Other intangible assets, net	6,613	6,827
Other assets	59,266	51,338
Total assets	$9,872,865	$9,560,669
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$3,646,201	$3,633,338
Unearned premiums	2,353,558	2,255,935
Notes payable	574,626	574,527
Accounts payable and accrued expenses	394,423	448,703
Operating lease liabilities	12,652	12,328
Current income taxes	77,180	30,770
Other liabilities	224,115	187,793
Total liabilities	7,282,755	7,143,394
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,389; 55,389	99,699	99,699
Retained earnings	2,490,411	2,317,576
Total shareholders’ equity	2,590,110	2,417,275
Total liabilities and shareholders’ equity	$9,872,865	$9,560,669

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Net premiums earned	$1,452,413	$1,283,069
Net investment income	85,636	81,479
Net realized investment (losses) gains	(4,543)	23,321
Other	6,303	6,010
Total revenues	1,539,809	1,393,879
Expenses:
Losses and loss adjustment expenses	932,950	1,220,813
Policy acquisition costs	240,502	228,720
Other operating expenses	123,887	79,453
Interest	6,817	7,189
Total expenses	1,304,156	1,536,175
Income (loss) before income taxes	235,653	(142,296)
Income tax expense (benefit)	45,232	(33,969)
Net income (loss)	$190,421	$(108,327)
Net income (loss) per share:
Basic	$3.44	$(1.96)
Diluted	$3.44	$(1.96)
Weighted average shares outstanding:
Basic	55,389	55,389
Diluted	55,389	55,389

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Common stock, beginning of period	$99,699	$99,699
Common stock, end of period	99,699	99,699
Retained earnings, beginning of period	2,317,576	1,846,825
Net income (loss)	190,421	(108,327)
Dividends paid to shareholders	(17,586)	(17,586)
Retained earnings, end of period	2,490,411	1,720,912
Total shareholders’ equity, end of period	$2,590,110	$1,820,611

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$190,421	$(108,327)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,841	17,244
Net realized investment losses (gains)	4,543	(23,321)
Increase in premiums receivable	(73,346)	(54,872)
Decrease (increase) in reinsurance recoverables	61,901	(594,986)
Changes in current and deferred income taxes	45,226	(30,688)
Increase in deferred policy acquisition costs	(6,849)	(1,139)
Increase in loss and loss adjustment expense reserves	12,863	640,550
Increase in unearned premiums	97,623	81,413
(Decrease) increase in accounts payable and accrued expenses	(55,895)	115,760
Other, net	29,273	(110,363)
Net cash provided by (used in) operating activities	325,601	(68,729)
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(646,273)	(299,354)
Sales	342,886	351,769
Calls or maturities	204,163	255,122
Equity securities available for sale in nature:
Purchases	(559,193)	(493,342)
Sales	505,064	805,966
Changes in securities payable and receivable	(1,231)	(31,936)
(Increase) decrease in short-term investments	(104,832)	75,683
Purchases of fixed assets	(16,802)	(13,143)
Other, net	3,910	837
Net cash (used in) provided by investing activities	(272,308)	651,602
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders	(17,586)	(17,586)
Payments on finance lease obligations	(398)	(754)
Net cash used in financing activities	(17,984)	(18,340)
Net increase in cash	35,309	564,533
Cash:
Beginning of the year	1,315,574	720,257
End of period	$1,350,883	$1,284,790
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$10,840	$11,179
Income taxes paid (refunded), net
U.S. federal	—	(3,256)
U.S. state and local
California	—	—
Other	—	(26)
Foreign	5	2
Total income taxes paid (refunded), net	$5	$(3,280)

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation
The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at March 31, 2026 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for more complete descriptions and discussions. Operating results and cash flows for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about the effects of matters that are inherently uncertain and will likely change in subsequent periods. The most significant assumptions in the preparation of these consolidated financial statements relate to reserves for losses and loss adjustment expenses ("LAE"). Actual results could differ from those estimates. See Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Earnings (Loss) per Share
There were no potentially dilutive securities with anti-dilutive effect for the three months ended March 31, 2026 and 2025.
Dividends per Share
The Company declared and paid a dividend per share of $0.3175 during each of the three-month periods ended March 31, 2026 and 2025.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $240.5 million and $228.7 million for the three months ended March 31, 2026 and 2025, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $16.0 million and $5.5 million for the three months ended March 31, 2026 and 2025, respectively.

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
The Company is the assuming reinsurer under a Catastrophe Portfolio Participation Reinsurance Contract (the "Contract") effective through December 31, 2028. The Company reimburses up to $30 million in losses for a proportional share of a portfolio of catastrophe losses under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 73.5%. If the actual loss ratio is less than the threshold loss ratio, the Company is eligible to receive a certain portion of the underwriting profit.
The Company is the assuming reinsurer under a Property Quota Share Reinsurance Contract ("Quota Share Contract") effective through December 31, 2026 and reimburses up to approximately $60 million in annual losses for a proportional share of losses based on the premiums ceded to the Company under the Quota Share Contract.
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

The effect of reinsurance on property and casualty premiums written and earned was as follows:

	Three Months Ended March 31,
	2026	2025
	(Amounts in thousands)
Premiums Written
Direct	$1,566,130	$1,438,467
Ceded	(62,588)	(156,795)
Assumed	39,965	25,733
Net	$1,543,507	$1,307,405
Premiums Earned
Direct	$1,497,652	$1,375,923
Ceded	(62,670)	(106,694)
Assumed	10,114	6,529
Net	$1,445,096	$1,275,758

The Company recognized ceded premiums earned of approximately $62.7 million and $106.7 million for the three months ended March 31, 2026 and 2025, respectively, which are included in net premiums earned in its consolidated statements of operations. The comparatively large ceded premiums earned for the three months ended March 31, 2025 is due to the Company's reinsurance treaty being fully used up and from the reinstatement of the Company's catastrophe reinsurance benefits following the Palisades and Eaton wildfires in January 2025. The Company recognized ceded losses and loss adjustment expenses of approximately $(0.3) million and $1,292.5 million for the three months ended March 31, 2026 and 2025, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The negative ceded losses and loss adjustment expenses for the three months ended March 31, 2026 is primarily the result of favorable development on certain of prior years' losses that had previously been ceded to the Company's reinsurers. The large ceded losses and loss adjustment expenses for the three months ended March 31, 2025 is due to losses from the Palisades and Eaton wildfires.

The Company's insurance subsidiaries, as primary insurers, are required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.

Revenue from Contracts with Customers (Topic 606)

The Company's revenue from contracts with customers is commission income earned from third-party insurers by its 100% owned insurance agencies, which amounted to approximately $8.4 million and $7.0 million, with related expenses of $4.4 million and $3.6 million, for the three months ended March 31, 2026 and 2025, respectively. All of the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting (see Note 13. Segment Information).

As of March 31, 2026 and December 31, 2025, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

Allowance for Credit Losses

Financial Instruments - Credit Losses (Topic 326) uses the "expected loss" methodology for recognizing credit losses for financial assets that are not accounted for at fair value through net income. The Company's investment portfolio, excluding accrued investment income, was not affected by Topic 326 as it applies the fair value option to all of its investments. The estimated allowance amounts for credit losses at March 31, 2026 primarily related to premiums receivable and reinsurance recoverables. In developing an estimate of expected credit losses, the Company elected the practical expedient provided in Topic 326 to assume that current conditions as of the balance sheet date do not change for the remaining life of premiums receivable and reinsurance recoverables.

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

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Three Months Ended March 31,
	2026	2025

	(Amounts in thousands)
Beginning balance	$6,000	$6,400
Provision during the period for expected credit losses	791	825
Write-off amounts during the period	(989)	(927)
Recoveries during the period of amounts previously written off	298	302
Ending balance	$6,100	$6,600

Reinsurance Recoverables
Reinsurance recoverables are balances due to the Company from its reinsurers for paid and unpaid losses and loss adjustment expenses. Generally, the Company uses a default analysis to estimate uncollectible reinsurance recoverables. The primary components of the default analysis are reinsurance recoverable balances by reinsurer, net of collateral and any liabilities held by the Company subject to a right of offset, and future default factors used to estimate the probability that the reinsurer may be unable to meet its future obligations in full. The determination of the future default factor is based on a historical default factor published by a major rating agency applicable to the particular financial strength rating class. Based on its past experience with major catastrophes, the Company made the assumption that the majority of the reinsurance recoverable balances on unpaid losses outstanding at March 31, 2026 will be billed and collected or written off over the course of the next five years, and that the outstanding reinsurance recoverable balances on paid losses will be collected or written off within a year.

The following table presents a summary of changes in allowance for credit losses on reinsurance recoverables:

	Three Months Ended March 31,
	2026	2025

	(Amounts in thousands)
Beginning balance	$39	$—
Provision during the period for expected credit losses	(37)	1,192
Write-off amounts during the period	—	—
Recoveries during the period of amounts previously written off	—	—
Ending balance	$2	$1,192

The allowance for credit losses on reinsurance recoverables for the three months ended March 31, 2025 is largely related to losses ceded associated with the Palisades and Eaton wildfires that occurred in the first quarter of 2025.

Accrued Interest Receivables

The Company made certain accounting policy elections for its accrued interest receivables allowed under Topic 326: a) an election to present accrued interest receivable balances separately from the associated financial assets on the balance sheet, and b) an election not to measure an allowance for credit losses on accrued interest receivable amounts and instead write off uncollectible accrued interest amounts in a timely manner by reversing interest income. The Company's accrued interest receivable balances are included in accrued investment income receivable in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off during the three months ended March 31, 2026 and 2025.

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

The following table presents the fair values of financial instruments:

	March 31, 2026	December 31, 2025

	(Amounts in thousands)
Assets
Investments	$6,825,298	$6,580,030
Note receivable	9,926	9,993
Liabilities
Options sold	753	254
Notes payable	572,436	573,740
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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at March 31, 2026 and December 31, 2025. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary of such VIEs. The Company's maximum exposure to loss with respect to these VIEs is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At March 31, 2026 and December 31, 2025, the Company had approximately $4 million in unfunded commitments to these VIEs.

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

Notes Payable
The fair values of the Company’s publicly traded $375 million unsecured notes and its $200 million drawn under the unsecured credit facility at March 31, 2026 and December 31, 2025 were obtained from a third party pricing service.

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

Gains or losses due to changes in fair value of such financial instruments measured at fair value are included in net realized investment gains or losses in the Company’s consolidated statements of operations.

The following table presents gains (losses) recognized due to changes in fair value of such financial instruments :

	Three Months Ended March 31,
	2026	2025

	(Amounts in thousands)
Fixed maturity securities	$(15,476)	$17,407
Equity securities	(2,392)	(26,762)
Short-term investments	17	(3)
Total investment losses	$(17,851)	$(9,358)
Notes receivable	(68)	483
Total losses	$(17,919)	$(8,875)

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities
The Company’s fair value measurements are based on the market approach, which utilizes market transaction data for the same or similar instruments. The Company obtained unadjusted fair values on 98.8% of its investment portfolio at fair value from an independent pricing service at March 31, 2026.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $16.4 million and $11.2 million at fair value in commercial mortgage-backed securities at March 31, 2026 and December 31, 2025, respectively.

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
Level 3 measurements - Fair values of financial assets and financial liabilities are based on inputs that are both unobservable and significant to the overall fair value measurement, including any items in which the evaluated prices obtained elsewhere are deemed to be of a distressed trading level. At March 31, 2026 and December 31, 2025, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity funds measured at net asset value ("NAV") is determined using NAV as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. At March 31, 2026, the Company had capital invested in four such funds: the strategy of three such funds with a combined fair value of approximately $75.9 million at March 31, 2026 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers (including CLO equity and CLO mezzanine tranches), and equity interests in vehicles established to purchase and warehouse loans; the strategy of the other such fund with a fair value of approximately $6.4 million at March 31, 2026 is to achieve long-term capital appreciation through privately-negotiated venture capital investments in seed- and early-stage portfolio companies with technology-enabled business models. The Company had approximately $4 million in unfunded commitments at March 31, 2026 with respect to the private equity funds measured at NAV. The underlying assets of the funds are expected to be liquidated over the period of approximately one year to seven years from March 31, 2026. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of the funds. The Company will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets for all the funds.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	March 31, 2026
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$14,894	$—	$—	$14,894
Municipal securities	—	3,589,734	—	3,589,734
Mortgage-backed securities	—	404,459	—	404,459
Corporate securities	—	693,556	—	693,556
Collateralized loan obligations	—	728,368	—	728,368
Other asset-backed securities	—	68,823	—	68,823
Total fixed maturity securities	14,894	5,484,940	—	5,499,834
Equity securities:
Common stock	763,017	—	—	763,017
Non-redeemable preferred stock	—	38,362	—	38,362
Private equity funds measured at net asset value (1)				82,244
Total equity securities	763,017	38,362	—	883,623
Short-term investments:
Short-term bonds	—	34,000	—	34,000
Money market instruments	407,809	—	—	407,809
Other	32	—	—	32
Total short-term investments	407,841	34,000	—	441,841
Other assets:
Note receivable	—	9,926	—	9,926
Total assets at fair value	$1,185,752	$5,567,228	$—	$6,835,224
Liabilities
Other liabilities:
Options sold	$753	$—	$—	$753
Total liabilities at fair value	$753	$—	$—	$753

	December 31, 2025
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$21,546	$—	$—	$21,546
Municipal securities	—	3,538,473	—	3,538,473
Mortgage-backed securities	—	297,381	—	297,381
Corporate securities	—	751,602	—	751,602
Collateralized loan obligations	—	722,794	—	722,794
Other asset-backed securities	—	98,455	—	98,455
Total fixed maturity securities	21,546	5,408,705	—	5,430,251
Equity securities:
Common stock	679,594	—	—	679,594
Non-redeemable preferred stock	—	38,761	—	38,761
Private equity funds measured at net asset value (1)				94,432
Total equity securities	679,594	38,761	—	812,787
Short-term investments:
Short-term bonds	—	34,000	—	34,000
Money market instruments	302,978	—	—	302,978
Other	14	—	—	14
Total short-term investments	302,992	34,000	—	336,992
Other assets:
Note receivable	—	9,993	—	9,993
Total assets at fair value	$1,004,132	$5,491,459	$—	$6,590,023
Liabilities
Other liabilities:
Options sold	$254	$—	$—	$254
Total liabilities at fair value	$254	$—	$—	$254
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the three months ended March 31, 2026 and 2025.

At March 31, 2026, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	March 31, 2026
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$374,626	$372,435	$—	$372,435	$—
Unsecured credit facility	200,000	200,001	—	200,001	—
Total	$574,626	$572,436	$—	$572,436	$—

	December 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$374,527	$374,625	$—	$374,625	$—
Unsecured credit facility	200,000	199,115	—	199,115	—
Total	$574,527	$573,740	$—	$573,740	$—

Unsecured Notes
The fair value of the Company’s publicly traded $375 million unsecured notes at March 31, 2026 and December 31, 2025 was based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 11. Notes Payable for additional information on unsecured notes.

Unsecured Credit Facility
The fair values of the Company's $200 million drawn under the unsecured credit facility at March 31, 2026 and December 31, 2025 were based on the unadjusted quoted price for similar notes in active markets. See Note 11. Notes Payable for additional information on the unsecured credit facility.

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
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Derivatives
	March 31, 2026	December 31, 2025

	(Amount in thousands)
Options sold - Other liabilities	$753	$254
Total	$753	$254

	Gains Recognized in Net Income (Loss)
	Three Months Ended March 31,
	2026	2025

	(Amounts in thousands)
Options sold - Net realized investment (losses) gains	$3,411	$663
Total	$3,411	$663

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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three months ended March 31, 2026 and 2025. No accumulated goodwill impairment losses existed at March 31, 2026 and December 31, 2025. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended March 31, 2026 and 2025. All of the Company's goodwill is associated with the Property and Casualty business segment. See Note 13. Segment Information for additional information on the reportable business segment.
Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of March 31, 2026:
Customer relationships	$55,107	$(54,225)	$882	10
Trade names	15,400	(11,069)	4,331	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$76,207	$(69,594)	$6,613

As of December 31, 2025:
Customer relationships	$55,107	$(54,172)	$935	10
Trade names	15,400	(10,908)	4,492	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$76,207	$(69,380)	$6,827

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three months ended March 31, 2026 and 2025.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Amortization expense for other intangible assets was $0.2 million for each of the three-month periods ended March 31, 2026 and 2025.

The following table presents the estimated future amortization expense related to other intangible assets as of March 31, 2026:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2026	$642
2027	856
2028	856
2029	811
2030	765
Thereafter	1,283
Total	$5,213

8. Share-Based Compensation

In February 2024, the Board adopted the 2024 Long-Term Incentive Plan (the “LTIP”) to provide certain key employees with the right to receive cash awards providing an opportunity to participate in the appreciation of the Company’s value and in order to retain these key employees and reward them for contributing to the success of the Company. Participants in the LTIP may be granted a number of notional interests, or phantom stock units ("PSUs"). Each PSU represents the right to receive payment of the value of a share of the Company’s common stock upon vesting. PSUs may be granted subject to vesting conditions, which may include service-based and/or performance-based vesting conditions tied to corporate and/or individual achievement objectives. An employee must remain employed through the date of payment of an award to be eligible for any payout under the LTIP, with the exception of certain termination and resignation of executive officers related to PSUs granted commencing in 2026 as described in further details below. These PSUs are settled in cash upon vesting and accounted for as liability-based awards.

Performance-based PSUs
During the three months ended March 31, 2026, the Company granted a total "target" award of 96,823 performance-based PSUs. The payout value of the performance-based PSUs granted under the LTIP will be determined based on the achievement of specific, pre-established corporate performance objectives, and in part on individual performance, during the applicable three-year performance period (the "Performance Cycle"). The maximum payout level for the performance-based PSUs is 150% of the “target” award.
The following table presents the summary of the performance-based PSU grants as of March 31, 2026:

Grant year	2026	2025	2024
Three-year performance period ending December 31,	2028	2027	2026
Vesting shares, target (net of forfeited)	94,935	159,595	176,361
Vesting shares, maximum (net of forfeited)	142,403	239,393	264,542

These performance-based PSUs vest at the end of the Performance Cycle beginning with the year of the grant, and then only if, and to the extent that, the Company’s performance during the Performance Cycle achieves the threshold established by the Compensation Committee of the Board. Each annual performance result is based on the Company’s annual market share growth and its annual combined ratio. The vested number of performance-based PSUs for each grantee is based on the average of the Company's three annual performance results combined with the individual's performance during the Performance Cycle. The cash payout amount for each unit of the vested performance-based PSUs is equal to the average closing price per share of the Company’s common stock for the 30 calendar days preceding the determination of the final number of vested PSUs for each grantee at the end of the Performance Cycle for the 2024 grants, and the average closing price per share of the Company’s common stock for the five trading days following the Company’s public release of its financial results for the final calendar year in the Performance Cycle for the 2025 and 2026 grants.

Liabilities for the expected cash payout and associated compensation expenses are recognized based on management’s best estimate of the number of the performance-based PSUs expected to be vested resulting from the probable outcome of the performance-based vesting conditions, combined with the market price of the Company's common stock at the end of each reporting period. If the performance-based vesting conditions are not expected to be met for the Performance Cycle, no compensation cost will be recognized and any recognized compensation cost will be reversed. As of March 31, 2026, 38,180 of the total performance-based PSUs granted under the LTIP were forfeited because the recipients were no longer employed by the Company.
Restricted PSUs

The Company, from time to time, grants restricted PSUs to certain key employees, typically to retain such key employees. The Company granted 70,003 restricted PSUs during the three months ended March 31, 2026, and a total of 185,227 restricted PSUs since the start of the LTIP as of March 31, 2026, 12,124 of which were forfeited because the recipients were no longer employed by the Company. The restricted PSUs vest in three equal annual installments on each of the first three anniversaries of the grant date. The payout value of the restricted PSUs granted under the LTIP is determined based on the closing price per share of the Company's common stock at each vesting date, and is paid at the end of each annual vesting period.
Commencing with the performance-based and restricted PSUs granted to all employees in 2026, the following conditions apply in the event of a change in control: a) the cash payout amount for each unit of the vested performance-based and restricted PSUs will be equal to the average closing price per share of the Company’s common stock for the five trading days preceding the change in control; b) the number of earned performance-based PSUs will be determined on the date of the change in control based on actual performance for completed annual performance periods and at target for incomplete performance periods, and the resulting earned performance-based PSUs will remain eligible to vest based on continued service through the last day of the three year performance period.
In addition, commencing with the performance-based and restricted PSUs granted to executive officers in 2026, the following conditions apply in the event of an executive officer’s termination without cause, resignation for good reason or termination due to death or disability: a) with respect to such performance-based PSUs, if such termination occurs prior to a change in control or more than eighteen months following a change in control, an executive officer will vest in a prorated number of earned performance-based PSUs based on the portion of the three year performance period that has elapsed prior to the date of termination plus twelve months and be paid at that time, and if such termination occurs within eighteen months following a change in control, an executive officer will vest in all of the earned performance-based PSUs on the date of termination and be paid at that time; b) with respect to such restricted PSUs, if such termination occurs prior to a change in control or more than eighteen months following a change in control, any restricted PSUs that would have otherwise vested during the twelve months following the date of termination will vest upon such termination and be paid at that time, and if such termination occurs within eighteen months following a change in control, an executive officer will vest in all of the restricted PSUs on the date of termination and be paid at that time.
The Company recorded share-based compensation expense of approximately $3.6 million and $(0.7) million for the three months ended March 31, 2026 and 2025, respectively, associated with the performance-based and restricted PSUs, which are mostly included in other operating expenses in its consolidated statements of operations. The negative share-based compensation expense for the three months ended March 31, 2025 is primarily due to the impact of the Palisades and Eaton wildfires that occurred in the first quarter of 2025 on both the performance measures for the performance-based PSUs and the price of the Company's common stock. The Company recorded approximately $20.6 million and $18.5 million of accrued share-based compensation liability associated with the performance-based and restricted PSUs at March 31, 2026 and December 31, 2025, respectively, which are included in other liabilities in its consolidated balance sheets. A total of 17,784 restricted PSUs were vested during the three months ended March 31, 2026.

9. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

There was no change in the total amount of unrecognized tax benefits related to tax uncertainties during the three months ended March 31, 2026.

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

At March 31, 2026, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax expenses or benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company believes that through projected future taxable income of an appropriate nature, the use of prudent tax planning strategies, and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

10. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Three Months Ended March 31,
	2026	2025

	(Amounts in thousands)
Gross reserves, beginning of period	$3,633,338	$3,152,031
Reinsurance recoverables on unpaid losses, beginning of period	(34,008)	(28,645)
Net reserves, beginning of period	3,599,330	3,123,386
Incurred losses and loss adjustment expenses related to:
Current year	942,045	1,271,847
Prior years	(9,095)	(51,034)
Total incurred losses and loss adjustment expenses	932,950	1,220,813
Loss and loss adjustment expense payments related to:
Current year	290,085	406,513
Prior years	629,443	529,188
Total payments	919,528	935,701
Net reserves, end of period	3,612,752	3,408,498
Reinsurance recoverables on unpaid losses, end of period	33,449	384,083
Gross reserves, end of period	$3,646,201	$3,792,581

The decrease in the provision for insured events of prior years during the three months ended March 31, 2026 of $9.1 million was primarily attributable to lower than estimated losses in the automobile line of insurance business, partially offset by adverse development on the homeowners line of insurance business, including adverse development on the prior years' catastrophe losses. The decrease in the provision for insured events of prior years during the three months ended March 31, 2025 of $51.0 million was primarily attributable to lower than estimated losses in the automobile line of insurance business, and the homeowners line of insurance business, including favorable development on the prior years' catastrophe losses.

For the three months ended March 31, 2026 and 2025, the Company incurred catastrophe losses net of reinsurance of approximately $93 million and $447 million, respectively. The majority of 2026 catastrophe losses resulted from adverse reserve development on the Palisades and Eaton wildfires, and storms in California, Texas and Oklahoma. The majority of 2025 catastrophe losses resulted from the Palisades and Eaton wildfires. The Company experienced unfavorable development of approximately $57 million and favorable development of approximately $12 million on prior years' catastrophe losses for the three months ended March 31, 2026 and 2025, respectively.

In January 2025, extreme wind-driven wildfires caused widespread damage across parts of Southern California, primarily in the communities of Pacific Palisades and Altadena. The two largest of these Southern California wildfires are known as the Palisades and Eaton wildfires. The following table presents the components of net losses and loss adjustment expenses from the Palisades and Eaton wildfires as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026:

	As of March 31, 2026	As of December 31, 2025	For the Three Months Ended March 31, 2026

	(Amounts in thousands)
Gross losses and loss adjustment expenses (6)	$2,285,227	$2,191,752	$93,475
Subrogation recoverable - Eaton fire (1) ***	(558,887)	(537,506)	(21,381)
Subrogation recovered and recoverable - Palisades fire (2) ***	(50,204)	(48,026)	(2,178)
Reinsurance recovered and recoverable (3)	(1,293,500)	(1,293,500)	—
Net catastrophe losses and loss adjustment expenses on Eaton and Palisades fires before FAIR Plan (6)	$382,636	$312,720	$69,916
			—
Company's share of FAIR Plan losses and loss adjustment expenses (4)	$91,296	$92,717	$(1,421)
Recoupable portion of FAIR Plan losses and loss adjustment expenses (5)	(25,000)	(25,000)	—
Net FAIR Plan losses and loss adjustment expenses	$66,296	$67,717	$(1,421)
			—
Net losses and loss adjustment expenses on Eaton and Palisades fires (6)	$448,932	$380,437	$68,495
__________
(1)    The Company is actively pursuing subrogation against Southern California Edison ("SCE") on the Eaton fire. The Company recorded approximately $559 million in estimated subrogation recoveries, or approximately 55% of its estimated ultimate losses on the Eaton fire, as an offset against loss and loss adjustment expense reserves in its consolidated balance sheet at March 31, 2026. Although SCE has not admitted that its equipment caused the Eaton fire, significant evidence indicates that SCE's equipment was the cause of the Eaton fire. In September 2025, SCE disclosed that it is probable that SCE will incur material losses from the Eaton fire and entered into a negotiated agreement without litigation with one insurance company to pay 52% of the losses incurred. In February 2026, Edison International, parent company of SCE, commented that SCE has settled two subrogation claims on the Eaton fire with insurance companies for an average of 55% of the losses incurred.
(2)    In June 2025, the Company sold its subrogation rights on the Palisades fire to a third party for a guaranteed percentage of losses incurred plus a share in the amount recovered above a certain threshold (“Upside Recovery’). The recovery amount from the guaranteed percentage of losses is approximately $50 million, with $32 million received as of March 31, 2026. The remaining balance of approximately $18 million at March 31, 2026 will be settled each quarter based on the amount of claims payments the Company makes subsequent to the previous settlement date. The Company did not record an amount for the potential Upside Recovery.
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
(4)    The Company is a member of the California FAIR Plan, the state's fire insurer of last resort. To the extent the FAIR Plan has losses exceeding its capital and reinsurance coverage, the FAIR Plan can assess its member companies for the shortfall based on each company’s California market share. The Company's share of the FAIR Plan losses from the Palisades and Eaton wildfires was approximately $91 million, which was recorded as part of the Company's losses and loss adjustment expenses from the Palisades and Eaton wildfires.
(5)    The FAIR Plan assessed the Company $50 million to strengthen the FAIR Plan's capital position following the Palisades and Eaton wildfires in the first quarter of 2025. The California Department of Insurance ("DOI") allows for recoupment of 50% or $25 million of the $50 million assessment via a temporary surcharge to the Company's policyholders. The Company has received approval from the California DOI to recoup the $25 million, which partially offset the Company's share of the FAIR Plan's losses of $91 million. As of March 31, 2026, the Company has recouped approximately $4.5 million from its policyholders.
(6)    The increases in these losses and loss adjustment expenses during the three months ended March 31, 2026 largely resulted from higher than estimated losses on partial loss claims.

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

As of March 31, 2026, the Company has paid out approximately $1,550 million for losses and loss adjustment expenses related to the Palisades and Eaton wildfires excluding the Fair Plan losses. The Company has collected the full reinsurance recoverable amounts on these losses and loss adjustment expenses, except for approximately $14 million remaining on the catastrophe bond that will be billed over the next few quarters.

11. Notes Payable

The following table presents information about the Company's notes payable:

	Lender	Interest Rate	Maturity Date	March 31, 2026	December 31, 2025

				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$375,000	$375,000
Unsecured credit facility(2)	Bank of America, Wells Fargo Bank, BMO Bank and U.S. Bank	Term SOFR plus 112.5-150.0 basis points	November 18, 2027	200,000	200,000
Total principal amount				575,000	575,000
Less unamortized discount and debt issuance costs(3)				374	473
Total debt				$574,626	$574,527
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
(2)On March 31, 2021, the Company entered into an unsecured $75 million five-year revolving credit facility. On November 18, 2022, the Company entered into the First Amendment to this credit facility. The First Amendment extended the maturity date of the loan to November 16, 2026 from March 31, 2026 with possible further extension if certain conditions are met, increased the aggregate commitments by all the lenders to $200 million from $75 million, and replaced the LIBOR with the Term SOFR. On November 30, 2023, the Company entered into the Second Amendment to this credit facility, which further increased the aggregate commitments by all the lenders to $250 million from $200 million. On November 22, 2024, the Company entered into the Third Amendment to this credit facility, which extended and fixed the maturity date of the loan to November 18, 2027. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from Term SOFR plus 112.5 basis points when the ratio is under 20% to Term SOFR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 12.5 basis points when the ratio is under 20% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company's debt to total capital ratio was 18.2% at March 31, 2026, resulting in a 12.5 basis point commitment fee on any undrawn portion of the credit facility. As of April 30, 2026, a total of $200 million was drawn under this facility on a three-month revolving basis at an annual interest rate of approximately 4.89%, with $50 million available to be drawn. The Company contributed $150 million of the total amount drawn to the surplus of its consolidated insurance subsidiaries in 2023, and used the remainder for general corporate purposes.
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

12. Contingencies

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of any additional regulatory or legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table presents the Company's operating results by reportable segment:

	Three Months Ended March 31,
	2026			2025
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$1,445.1	$7.3	$1,452.4	$1,275.8	$7.3	$1,283.1
Less:
Losses	792.7	4.0	796.7	1,065.6	3.7	1,069.3
Loss adjustment expenses	135.7	0.5	136.2	151.0	0.5	151.5
Losses and loss adjustment expenses	928.4	4.5	932.9	1,216.6	4.2	1,220.8
Policy acquisition costs	237.8	2.7	240.5	225.8	2.9	228.7
Other operating expenses	123.1	0.8	123.9	78.9	0.6	79.5
Underwriting gain (loss)	155.8	(0.7)	155.1	(245.5)	(0.4)	(245.9)
Investment income			85.6			81.5
Net realized investment (losses) gains			(4.5)			23.3
Other income			6.3			6.0
Interest expense			(6.8)			(7.2)
Pre-tax income (loss)			$235.7			$(142.3)
Net income (loss)			$190.4			$(108.3)

The following table presents the Company’s net premiums earned and direct premiums written by reportable segment and line of insurance business:

	Three Months Ended March 31,
	2026			2025
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$898.6	$—	$898.6	$858.6	$—	$858.6
Homeowners	364.5	—	364.5	256.0	—	256.0
Commercial automobile	97.6	—	97.6	95.3	—	95.3
Other	84.4	7.3	91.7	65.9	7.3	73.2
Net premiums earned	$1,445.1	$7.3	$1,452.4	$1,275.8	$7.3	$1,283.1

Private passenger automobile	$940.4	$—	$940.4	$906.5	$—	$906.5
Homeowners	416.4	—	416.4	344.2	—	344.2
Commercial automobile	119.6	—	119.6	106.5	—	106.5
Other	89.7	6.6	96.3	81.3	6.9	88.2
Direct premiums written	$1,566.1	$6.6	$1,572.7	$1,438.5	$6.9	$1,445.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Certain statements contained in this report are forward-looking statements based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those anticipated by the Company. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve significant risks and uncertainties (some of which are beyond the control of the Company) and are subject to change based upon various factors, including but not limited to the following risks and uncertainties: changes in the demand for the Company’s insurance products, inflation and general economic conditions, including general market risks associated with the Company’s investment portfolio; the accuracy and adequacy of the Company’s pricing methodologies; catastrophes in the markets served by the Company; uncertainties related to estimates, assumptions and projections generally; the possibility that actual loss experience may vary adversely from the actuarial estimates made to determine the Company’s loss reserves in general, including subrogation recovery estimates; the Company’s ability to obtain and the timing of the approval of premium rate changes for insurance policies issued in the states where it operates; legislation adverse to the automobile or homeowners insurance industry or business generally that may be enacted in the states where the Company operates; the Company’s success in managing its business in non-California states; the presence of competitors with greater financial resources and the impact of competitive pricing and marketing efforts; the Company's ability to successfully allocate the resources used in the states with reduced or exited operations to its operations in other states; changes in driving patterns and loss trends; acts of war and terrorist activities; effects of changing climate conditions; pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases; court decisions and trends in litigation and health care and auto repair costs; changes in global trade policies, including trade barriers or restrictions; and legal, cybersecurity, regulatory and litigation risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the "SEC") on February 17, 2026.
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

B. Business

The Company is primarily engaged in writing personal automobile insurance through 12 insurance subsidiaries (“Insurance Companies”) in 11 states, principally California. The Company also writes homeowners, commercial automobile, commercial property, mechanical protection, and umbrella insurance. The Company's insurance policies are mostly sold through independent agents who receive a commission for selling policies. The Company believes that it has thorough underwriting, pricing and claims handling processes that, together with its agent relationships, provide the Company with competitive advantages.

The following tables present direct premiums written, by state and line of insurance business, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$817,037	$299,644	$94,658	$91,947	$1,303,286	82.9%
Texas	32,698	53,279	17,045	1,385	104,407	6.6%
Other states (1)	90,702	63,452	7,849	3,045	165,048	10.5%
Total	$940,437	$416,375	$119,552	$96,377	$1,572,741	100.0%
	59.8%	26.5%	7.6%	6.1%	100.0%

	Three Months Ended March 31, 2025
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$771,889	$236,535	$78,629	$83,938	$1,170,991	81.1%
Texas	31,836	55,043	17,463	1,882	106,224	7.3%
Other states (1)	102,748	52,667	10,437	2,376	168,228	11.6%
Total	$906,473	$344,245	$106,529	$88,196	$1,445,443	100.0%
	62.7%	23.8%	7.4%	6.1%	100.0%
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

In January 2025, the California DOI approved a 12% rate increase on the California homeowners line of insurance business. This rate increase became effective in March 2025. In addition, in December 2025, the California DOI approved a 6.9% rate increase on the California homeowners line of insurance business. This rate increase is expected to become effective in July 2026. The California homeowners line of insurance business represented approximately 17% of the Company's total net premiums earned for the three months ended March 31, 2026.

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of any additional regulatory or legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

In addition, subrogation may play an important role in the catastrophe loss estimate. For additional discussion on subrogation, see disclosures on the Palisades and Eaton wildfires in Note 10. Loss and Loss Adjustment Expense Reserves, of the Notes to Consolidated Financial Statements.
At March 31, 2026 and December 31, 2025, the Company recorded its point estimate of approximately $3.65 billion and $3.63 billion ($3.61 billion and $3.60 billion, net of reinsurance), respectively, in loss reserves, which included approximately $2.16 billion and $2.12 billion ($2.16 billion and $2.12 billion, net of reinsurance), respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to March 31, 2026 and December 31, 2025, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
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
For a further discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenues

Net premiums earned and net premiums written for the three months ended March 31, 2026 increased 13.2% and 17.9%, respectively, from the corresponding period in 2025. The increases in net premiums earned and net premiums written were primarily due to a rate increase in the California homeowners line of insurance business and increases in the number of policies written in the California automobile and homeowners lines of insurance business, combined with decreases in ceded premiums earned and ceded premiums written, respectively.

Net premiums earned included ceded premiums earned of $62.7 million and $106.7 million for the three months ended March 31, 2026 and 2025, respectively. Net premiums written included ceded premiums written of $62.6 million and $156.8 million for the three months ended March 31, 2026 and 2025, respectively. The decreases in ceded premiums earned and written resulted mostly from reinsurance reinstatement premiums earned and written of $50 million and $101 million, respectively, and the accelerated expensing of the remaining annual reinsurance premiums of $26 million under the Treaty, during the three months ended March 31, 2025, for use of reinsurance coverages associated with the Palisades and Eaton wildfires, partially offset by an increase in the annual reinsurance premium under the Treaty due to higher reinsurance coverage and rates and growth in the covered book of business.

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

The following is a reconciliation of net premiums earned to net premiums written:

	Three Months Ended March 31,
	2026	2025

	(Amounts in thousands)
Net premiums earned	$1,452,413	$1,283,069
Change in net unearned premiums	97,705	31,311
Net premiums written	$1,550,118	$1,314,380

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended March 31,
	2026	2025

Loss ratio	64.2%	95.1%
Expense ratio	25.1%	24.0%
Combined ratio (1)	89.3%	119.2%
__________
(1) Combined ratio for the three months ended March 31, 2025 does not sum due to rounding.

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio for the first quarter of 2026 and 2025 was affected by favorable development of approximately $9 million and $51 million, respectively, on prior accident years' loss and loss adjustment expense reserves. The favorable development for the first quarter of 2026 was primarily attributable to lower than estimated losses in the automobile line of insurance business, partially offset by adverse development on the homeowners line of insurance business, including adverse development on the prior years' catastrophe losses. The favorable development for the first quarter of 2025 was primarily attributable to lower than estimated losses in the automobile line of insurance business, and the homeowners line of insurance business, including favorable development on the prior years' catastrophe losses.

In addition, the 2026 loss ratio was negatively impacted by approximately $36 million of catastrophe losses net of reinsurance, excluding unfavorable development of approximately $57 million on prior years' catastrophe losses, primarily due to storms in California, Texas and Oklahoma. The 2025 loss ratio was negatively impacted by approximately $459 million of catastrophe losses, excluding favorable development of approximately $12 million on prior years' catastrophe losses, primarily due to the Palisades and Eaton wildfires.

Excluding the effects of estimated prior accident years’ loss development and catastrophe losses, the loss ratio was 62.4% and 63.4% for the first quarter of 2026 and 2025, respectively. The decrease in the loss ratio was primarily due to a rate increase and a decrease in ceded premiums earned that are discussed above, partially offset by increases in loss severity and frequency in the private passenger automobile line of insurance business.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for the three months ended March 31, 2026 increased from the corresponding period in 2025, which was largely attributable to increases in profitability-based accruals and advertising expenses, partially offset by a rate increase and a decrease in ceded premiums earned that are discussed above.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax expense (benefit) was $45.2 million and $(34.0) million for the three months ended March 31, 2026 and 2025, respectively. The increase in income tax expense was primarily due to a $377.9 million increase in total pre-tax income. The Company’s effective income tax rate can be affected by several factors. These generally relate to large changes in the composition of fully taxable income, including net realized investment gains or losses, tax-exempt investment income, non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. Income tax expense of $45.2 million on pre-tax income of $235.7 million, including tax-exempt investment income of $31.7 million, resulted in an effective tax rate of 19.2%, below the statutory tax rate of 21%, for the three months ended March 31, 2026, and income tax benefit of $34.0 million on pre-tax loss of $142.3 million, including tax-exempt investment income of $20.9 million, resulted in an effective tax rate of 23.9%, above the statutory tax rate of 21%, for the corresponding period in 2025.

Investments

The following table presents the investment results of the Company:

	Three Months Ended March 31,
	2026	2025

	(Dollars in thousands)
Average invested assets at cost (1)	$6,643,376	$5,594,499
Net investment income (2) (3)
Before income taxes	$85,636	$81,479
After income taxes	$72,859	$67,850
Average annual yield on investments (2) (3)
Before income taxes	4.5%	4.9%
After income taxes	3.9%	4.1%
Net realized investment (losses) gains	$(4,543)	$23,321
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets excluding cash for each period.
(2) Net investment income includes approximately $11.2 million and $13.1 million of interest income earned on cash (approximately $8.9 million and $10.3 million after tax) for the three months ended March 31, 2026 and 2025, respectively. Average annual yield on investments does not include interest income earned on cash.
(3) Higher net investment income before and after income taxes for the three months ended March 31, 2026 compared to the corresponding period in 2025 resulted largely from higher average invested assets. Average annual yield on investments before income taxes decreased, primarily due to an increase in tax-exempt investments with lower pre-tax yields, combined with lower yields on floating rate investments resulting from lower short-term market interest rates. Average annual yield on investments after income taxes decreased, primarily due to lower yields on floating rate investments resulting from lower short-term market interest rates.

The following tables present the components of net realized investment gains or losses included in net income or loss:

	Three Months Ended March 31, 2026
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1) (2)	$(9,134)	$(15,476)	$(24,610)
Equity securities (1) (3)	19,099	(2,392)	16,707
Short-term investments (1)	—	17	17
Note receivable (1)	—	(68)	(68)
Options sold	3,562	(151)	3,411
Total	$13,527	$(18,070)	$(4,543)

	Three Months Ended March 31, 2025
	Gains (Losses) Recognized in Net Loss
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1) (2)	$(17,018)	$17,407	$389
Equity securities (1) (3)	48,551	(26,762)	21,789
Short-term investments (1)	—	(3)	(3)
Notes receivable (1)	—	483	483
Options sold	1,102	(439)	663
Total	$32,635	$(9,314)	$23,321
__________
(1)The changes in fair value of the investment portfolio and notes receivable resulted from application of the fair value option.
(2)The decrease in fair value of fixed maturity securities for the first quarter of 2026 primarily resulted from increases in overall market interest rates. The increase in fair value of fixed maturity securities for the first quarter of 2025 primarily resulted from decreases in overall market interest rates.
(3)The decreases in fair value of equity securities for the first quarters of 2026 and 2025 primarily resulted from the overall decline in equity markets.

Net Income (Loss)

	Three Months Ended March 31,
	2026	2025

	(Amounts in thousands, except per share data)
Net income (loss)	$190,421	$(108,327)
Basic average shares outstanding	55,389	55,389
Diluted average shares outstanding	55,389	55,389
Basic Per Share Data:
Net income (loss)	$3.44	$(1.96)
Net realized investment (losses) gains, net of tax	$(0.06)	$0.33
Diluted Per Share Data:
Net income (loss)	$3.44	$(1.96)
Net realized investment (losses) gains, net of tax	$(0.06)	$0.33

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations in each full year since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $1,792.7 million at March 31, 2026, the Company believes its cash flow from future operations is adequate to satisfy its liquidity requirements. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the three months ended March 31, 2026 was $325.6 million, an increase of $394.3 million from the corresponding period in 2025. The increase was primarily due to an increase in premium collections and a decrease in payments for losses and loss adjustment expenses, partially offset by an increase in payments for commissions and other acquisition costs. The Company utilized the cash provided by operating activities during the three months ended March 31, 2026 primarily for the net purchases of investment securities and payment of dividends to its shareholders, with the remaining invested in cash accounts.

The following table presents the estimated fair value of fixed maturity securities at March 31, 2026 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$247,012
Due after one year through two years	188,778
Due after two years through three years	150,528
Due after three years through four years	178,130
Due after four years through five years	183,821
Total due within five years	$948,269

B. Reinsurance
For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake.
The Company is the assuming reinsurer under a Catastrophe Portfolio Participation Reinsurance Contract (the "Contract") effective through December 31, 2028. The Company reimburses a group of affiliates of a ceding company for a proportional share of a portfolio of catastrophe losses based on the premiums ceded to the Company under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 73.5%. The total assumed premium under the Contract is $15.0 million for each of the 12-month periods ending December 31, 2025 through 2028. The total possible amount of losses for the Company under the Contract is $30.0 million for each of the 12-month periods ending December 31, 2025 through 2028. The Company recognized $(5.2) million and $(1.7) million in incurred losses for the three months ended March 31, 2026 and 2025, respectively, under the Contract. The negative incurred losses for the three months ended March 31, 2026 and 2025 resulted primarily from favorable development on prior years' catastrophe losses that had previously been ceded to the Company under the Contract.
The Company is the assuming reinsurer under a Property Quota Share Reinsurance Contract ("Quota Share Contract") effective through December 31, 2026 and reimburses ceding companies for a proportional share of losses based on the premiums ceded to the Company under the Quota Share Contract. The total annual assumed premium under the Quota Share Contract is approximately $17 million and $11 million for the 12 months ending December 31, 2026 and 2025, respectively. The total annual possible amount of losses that can be ceded to the Company under the Quota Share Contract is approximately $60 million and $32 million for the 12 months ending December 31, 2026 and 2025, respectively. The Company recognized approximately $3.4 million and $2.1 million in incurred losses for the three months ended March 31, 2026 and 2025, respectively, under the Quota Share Contract.
The Company is the assuming reinsurer under a Catastrophe Quota Share Reinsurance Agreement ("Quota Share Agreement") effective through December 31, 2026 and reimburses ceding companies for a proportional share of losses based on the premiums ceded to the Company under the Quota Share Agreement. The total assumed premium under the Quota Share Agreement is approximately $5 million for the 12 months ending December 31, 2026. The total possible amount of losses for the Company under the Quota Share Agreement is approximately $12 million for the 12 months ending December 31, 2026. The Company recognized approximately $1.4 million in incurred losses for the three months ended March 31, 2026, under the Quota Share Agreement. The Quota Share Agreement commenced on January 1, 2026.

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

The catastrophe events that occurred in 2026 caused approximately $28 million in losses and loss adjustment expenses to the Company before reinsurance, resulting primarily from storms in California, Texas and Oklahoma. None of the 2026 catastrophe events individually resulted in losses in excess of the Company's per-occurrence retention limit of $200 million under the Treaty for the 12 months ending June 30, 2026.

The catastrophe events that occurred in 2025 caused approximately $1,868 million in losses and loss adjustment expenses net of subrogation to the Company before reinsurance as of March 31, 2026, resulting primarily from the Palisades and Eaton wildfires in California and severe storms in Texas, Oklahoma and California. Catastrophe losses for the events that occurred in 2025 was reduced by approximately $609 million of subrogation recorded on the Palisades and Eaton wildfires. All of the reinsurance benefits available for the 12 months ending June 30, 2025 under the Treaty, approximately $1,290 million, were used for losses from the Palisades and Eaton wildfires in the first quarter of 2025, and limits totaling $1,238 million were reinstated. See Note 10. Loss and Loss Adjustment Expense Reserves of the Notes to Consolidated Financial Statements for additional information. None of the 2025 catastrophe events, other than the Palisades and Eaton wildfires, individually resulted in losses in excess of the Company’s per-occurrence retention limit of $200 million and $150 million under the Treaty for the 12 months ending June 30, 2026 and 2025, respectively.

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

C. Invested Assets

Portfolio Composition

An important component of the Company’s financial results is the return on its investment portfolio. The Company’s investment strategy emphasizes safety of principal and consistent income generation, within a total return framework. The investment strategy has historically focused on maximizing after-tax yield with a primary emphasis on maintaining a well-

diversified, investment grade, fixed income portfolio to support the underlying liabilities and achieve return on capital and profitable growth. The Company believes that investment yield is maximized by selecting assets that perform favorably on a long-term basis and by disposing of certain assets to enhance after-tax yield and minimize the potential effect of downgrades and defaults. The Company believes that this strategy enables the optimal investment performance necessary to sustain investment income over time. The Company’s portfolio management approach utilizes a market risk and consistent asset allocation strategy as the primary basis for the allocation of interest sensitive, liquid and credit assets as well as for determining overall below investment grade exposure and diversification requirements. Within the ranges set by the asset allocation strategy, tactical investment decisions are made in consideration of prevailing market conditions.
The following table presents the composition of the total investment portfolio of the Company at March 31, 2026:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$14,930	$14,894
Municipal securities	3,589,245	3,589,734
Mortgage-backed securities	413,244	404,459
Corporate securities	693,411	693,556
Collateralized loan obligations	742,551	728,368
Other asset-backed securities	81,404	68,823
	5,534,785	5,499,834
Equity securities:
Common stock	629,630	763,017
Non-redeemable preferred stock	52,205	38,362
Private equity funds measured at net asset value (2)	119,852	82,244
	801,687	883,623
Short-term investments	441,810	441,841
Total investments	$6,778,282	$6,825,298
______________
(1)    Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.
(2)    The fair value is measured using the NAV practical expedient. See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.
At March 31, 2026, 43.8% of the Company’s total investment portfolio at fair value and 54.4% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, dividend-bearing common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. At March 31, 2026, 92.3% of short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.

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

The following table presents the maturities and durations of the Company's fixed maturity securities:

	March 31, 2026	December 31, 2025

	(in years)
Fixed Maturity Securities
Nominal average maturity:
excluding short-term investments	15.9	14.7
including short-term investments	14.7	13.8
Call-adjusted average maturity:
excluding short-term investments	5.6	4.8
including short-term investments	5.2	4.5
Modified duration reflecting anticipated early calls:
excluding short-term investments	4.8	4.6
including short-term investments	4.4	4.4

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of AA- and, A+, at fair value, at March 31, 2026 and December 31, 2025, respectively. The Company's municipal bond holdings, of which 83.3% were tax exempt, represented 54.4% of its fixed maturity securities portfolio at March 31, 2026, at fair value, and are broadly diversified geographically. See Part I-Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and credit quality ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At March 31, 2026, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $9.1 million and $32.3 million, respectively, at fair value, and represented 0.2% and 0.6%, respectively, of total fixed maturity securities. At December 31, 2025, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $10.1 million and $50.6 million, respectively, at fair value, and represented 0.2% and 0.9%, respectively, of total fixed maturity securities.
The overall credit ratings for the Company’s fixed maturity securities portfolio were relatively stable during the three months ended March 31, 2026, with 98.8% of fixed maturity securities at fair value experiencing no change in their overall rating. 0.5% and 0.7% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the three months ended March 31, 2026.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	March 31, 2026
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds:
Treasuries	$14,894	$—	$—	$—	$—	$14,894
Total	14,894	—	—	—	—	14,894
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	59,035	280,370	85,581	24,731	1,001	450,718
Uninsured	217,765	1,512,808	1,247,658	145,956	14,829	3,139,016
Total	276,800	1,793,178	1,333,239	170,687	15,830	3,589,734
	7.7%	50.0%	37.1%	4.8%	0.4%	100.0%
Mortgage-backed securities:
Commercial	16,425	—	—	—	—	16,425
Agencies	—	74,196	—	—	—	74,196
Non-agencies:
Prime	170,059	142,599	—	—	258	312,916
Alt-A	—	377	80	—	465	922
Total	186,484	217,172	80	—	723	404,459
	46.1%	53.7%	—%	—%	0.2%	100.0%
Corporate securities:
Basic Materials	—	—	—	4,450	—	4,450
Communications	—	—	—	3,740	—	3,740
Consumer, cyclical	—	2,000	12,837	23,927	—	38,764
Consumer, non-cyclical	—	15,104	73,187	5,131	—	93,422
Energy	—	6,399	—	37,190	—	43,589
Financial	—	82,725	372,699	19,254	—	474,678
Industrial	—	—	6,112	11,149	—	17,261
Technology	—	—	1,782	—	—	1,782
Utilities	—	—	—	15,870	—	15,870
Total	—	106,228	466,617	120,711	—	693,556
	—%	15.3%	67.3%	17.4%	—%	100.0%
Collateralized loan obligations:
Corporate	131,281	184,465	386,767	—	25,855	728,368
Total	131,281	184,465	386,767	—	25,855	728,368
	18.0%	25.3%	53.2%	—%	3.5%	100.0%

Other asset-backed securities	2,921	12,291	24,876	28,735	—	68,823
	4.2%	17.9%	36.1%	41.8%	—%	100.0%
Total	$612,380	$2,313,334	$2,211,579	$320,133	$42,408	$5,499,834
	11.1%	42.1%	40.2%	5.8%	0.8%	100.0%
_____________
(1)Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds

The Company had $14.9 million and $21.5 million, or 0.3% and 0.4% of its fixed maturity securities portfolio, at fair value, in U.S. government bonds at March 31, 2026 and December 31, 2025, respectively. Moody's and Fitch ratings for U.S.

government-issued debt were Aa1 and AA+, respectively, at March 31, 2026 and December 31, 2025. The Company understands that market participants continue to use rates of return on U.S. government debt as a risk-free rate and have continued to invest in U.S. Treasury securities. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 4.4 years and 2.9 years at March 31, 2026 and December 31, 2025, respectively.

Municipal Securities

The Company had $3.59 billion and $3.54 billion, or 65.3% and 65.2% of its fixed maturity securities portfolio, at fair value, in municipal securities at March 31, 2026 and December 31, 2025, respectively. At each of March 31, 2026 and December 31, 2025, the weighted-average rating of the Company’s total municipal securities was AA-. 16.7% and 18.9% of the Company's municipal securities, at fair value, were subject to federal taxes at March 31, 2026 and December 31, 2025, respectively. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 5.0 years and 4.9 years at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026 and December 31, 2025, $450.7 million and $456.8 million, respectively, of the Company's municipal securities, at fair value, were insured. The Company considers the strength of the underlying credit as a buffer against potential market value declines which may result from future rating downgrades of the bond insurers. In addition, the Company has a long-term time horizon for its municipal bond holdings, which generally allows it to recover the full principal amounts upon maturity and avoid forced sales prior to maturity of bonds that have declined in market value due to the bond insurers’ rating downgrades. Based on the uncertainty surrounding the financial condition of these insurers, it is possible that there will be future downgrades to below investment grade ratings by the rating agencies in the future, and such downgrades could impact the estimated fair value of municipal bonds.

Mortgage-Backed Securities

The Company had mortgage-backed securities portfolio of $404.5 million and $297.4 million, or 7.4% and 5.5% of the Company's fixed maturity securities portfolio at fair value, at March 31, 2026 and December 31, 2025, respectively. Substantially all of the Company's mortgage-backed securities portfolio at those dates was categorized as loans to “prime” residential and commercial real estate borrowers. The Company had holdings of $16.4 million and $11.2 million at fair value ($16.7 million and $11.3 million at amortized cost) in commercial mortgage-backed securities at March 31, 2026 and December 31, 2025, respectively.
The weighted-average rating of the entire mortgage-backed securities portfolio was AA+ at each of March 31, 2026 and December 31, 2025. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 3.8 years and 3.4 years at March 31, 2026 and December 31, 2025, respectively.

Corporate Securities

Corporate securities included in fixed maturity securities were as follows:

	March 31, 2026	December 31, 2025

	(Dollars in thousands)
Corporate securities at fair value	$693,556	$751,602
Percentage of total fixed maturity securities portfolio	12.6%	13.8%
Modified duration	3.1 years	2.9 years
Weighted-average rating	A	A

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities were as follows:

	March 31, 2026	December 31, 2025

	(Dollars in thousands)
Collateralized loan obligations at fair value	$728,368	$722,794
Percentage of total fixed maturity securities portfolio	13.2%	13.3%
Modified duration	6.1 years	5.9 years
Weighted-average rating	AA-	AA-

Other Asset-Backed Securities

Other asset-backed securities included in fixed maturity securities were as follows:

	March 31, 2026	December 31, 2025

	(Dollars in thousands)
Other asset-backed securities at fair value	$68,823	$98,455
Percentage of total fixed maturity securities portfolio	1.3%	1.8%
Modified duration	1.5 years	0.9 years
Weighted-average rating	A-	A-

Equity Securities

Equity holdings of $883.6 million and $812.8 million at fair value, as of March 31, 2026 and December 31, 2025, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, and private equity funds. The Company had a net loss of $2.4 million and $26.8 million due to changes in fair value of the Company’s equity securities portfolio for the three months ended March 31, 2026 and 2025, respectively. The primary cause for the decreases in fair value of the Company’s equity securities portfolio for the three months ended March 31, 2026 and 2025 was the overall decline in equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At March 31, 2026, 12.9% of the total investment portfolio at fair value was held in equity securities, compared to 12.4% at December 31, 2025. The Company reduced its equity security holdings in January 2025 to ensure ample liquidity for losses from the Palisades and Eaton wildfires and to reduce volatility in the investment portfolio (see "Equity Price Risk" under Item 3 below).
D. Debt

The Company's debts at March 31, 2026 were $375 million of senior unsecured notes that are publicly traded and $200 million drawn under an unsecured credit facility. For additional information on these debts, see Note 11. Notes Payable of the Notes to Consolidated Financial Statements.

The Company was in compliance with all of the financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at March 31, 2026.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $2.58 billion at March 31, 2026, and net premiums written of $5.96 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.31 to 1 at March 31, 2026.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. The estimated weighted-average credit quality rating of the fixed maturity securities portfolio was AA- and A+, at fair value, at March 31, 2026 and December 31, 2025, respectively.

The following table presents fixed maturity municipal securities by state in descending order of holdings at fair value at March 31, 2026:

States	Fair Value	Average Rating
	(Amounts in thousands)
Florida	$450,855	A+
California	330,680	AA-
Texas	324,708	AA
New York	316,665	AA
Pennsylvania	226,008	A+
Other states	1,940,818	AA-
Total	$3,589,734

At March 31, 2026, the fixed maturity municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Florida and California. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.

Taxable fixed maturity securities represented 45.6% of the Company’s total fixed maturity securities portfolio at fair value at March 31, 2026. 0.01% of the Company’s taxable fixed maturity securities at fair value, representing 0.003% of its total fixed maturity securities portfolio at fair value, were rated below investment grade at March 31, 2026. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in equity markets.

At March 31, 2026, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $763.0 million in common stocks, $38.4 million in non-redeemable preferred stocks, and $82.2 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 11.2% of total investments at fair value at March 31, 2026. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.

Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

	(Amounts in thousands, except average Beta)
Average Beta	0.78	0.84
Hypothetical reduction of 25% in the overall value of the stock market	$148,788	$142,205
Hypothetical reduction of 50% in the overall value of the stock market	$297,577	$284,410

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
The fixed maturity securities portfolio, which represented 80.6% of total investments at March 31, 2026 at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls was 4.4 years at each of March 31, 2026 and December 31, 2025.

If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at March 31, 2026 would decrease by $263.8 million and $527.6 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company's fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, named as a defendant in various lawsuits or regulatory actions incidental to its insurance business. The majority of lawsuits brought against the Company relate to insurance claims that arise in the normal course of business and are reserved for through the reserving process. For a discussion of the Company’s reserving methods, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
In all cases, the Company vigorously defends itself unless a reasonable settlement appears appropriate. For a discussion of any additional legal matters, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. See also “Overview-C. Regulatory and Legal Matters” in Part I-Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
There are no environmental proceedings arising under federal, state, or local laws or regulations to be discussed.

Item 1A. Risk Factors

The Company’s business, results of operations, and financial condition are subject to various risks. These risks are described elsewhere in this Quarterly Report on Form 10-Q and in the Company’s other filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The risk factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 have not changed in any material respect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

10.1*	Performance Phantom Stock Unit Award Agreement under Mercury General Corporation Long-Term Incentive Plan (Executive) - Effective February 17, 2026

10.2*	Performance Phantom Stock Unit Award Agreement under Mercury General Corporation Long-Term Incentive Plan (Non-Executive) - Effective February 17, 2026

10.3*	Restricted Phantom Stock Unit Award Agreement under Mercury General Corporation Long-Term Incentive Plan (Executive) - Effective February 17, 2026

10.4*	Restricted Phantom Stock Unit Award Agreement under Mercury General Corporation Long-Term Incentive Plan (Non-Executive) - Effective February 17, 2026

15.1	Report of Independent Registered Public Accounting Firm.

15.2	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

MERCURY GENERAL CORPORATION

Date: May 5, 2026	By:	/s/ Gabriel Tirador
Gabriel Tirador
Chief Executive Officer

Date: May 5, 2026	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer