Form 10-Q
period 2026-09-30
MERCURY GENERAL CORP
filed 2026-11-03
CIK 64996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At October 29, 2026, the registrant had issued and outstanding an aggregate of 55,388,627 shares of its Common Stock.

MERCURY GENERAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Investments, at fair value:
Fixed maturity securities (amortized cost $6,268,600; $5,449,726)	$6,013,700	$5,430,251
Equity securities (cost $897,915; $728,460)	989,325	812,787
Short-term investments (cost $226,648; $336,978)	226,672	336,992
Total investments	7,229,697	6,580,030
Cash	1,305,215	1,315,574
Receivables:
Premiums	856,234	751,554
Allowance for credit losses on premiums receivable	(5,400)	(6,000)
Premiums receivable, net of allowance for credit losses	850,834	745,554
Accrued investment income	81,382	73,004
Other	80,496	86,508
Total receivables	1,012,712	905,066
Reinsurance recoverables (net of allowance for credit losses $3; $39)	45,392	109,672
Deferred policy acquisition costs	391,878	359,724
Fixed assets (net of accumulated depreciation $392,790; $345,930)	148,538	146,880
Operating lease right-of-use assets	18,472	12,125
Deferred income taxes	87,604	30,637
Goodwill	42,796	42,796
Other intangible assets, net	6,185	6,827
Other assets	60,562	51,338
Total assets	$10,349,051	$9,560,669
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$3,754,561	$3,633,338
Unearned premiums	2,505,959	2,255,935
Notes payable	569,005	574,527
Accounts payable and accrued expenses	474,649	448,703
Operating lease liabilities	17,953	12,328
Current income taxes	344	30,770
Other liabilities	221,826	187,793
Total liabilities	7,544,297	7,143,394
Commitments and contingencies
Shareholders’ equity:
Common stock without par value or stated value: Authorized 70,000 shares; issued and outstanding 55,389; 55,389	99,699	99,699
Retained earnings	2,705,055	2,317,576
Total shareholders’ equity	2,804,754	2,417,275
Total liabilities and shareholders’ equity	$10,349,051	$9,560,669

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Net premiums earned	$1,545,368	$1,410,400	$4,495,548	$4,060,208
Net investment income	93,339	83,970	268,738	244,208
Net realized investment (losses) gains	(261,947)	84,451	(179,977)	131,251
Other	4,591	6,105	18,617	21,022
Total revenues	1,381,351	1,584,926	4,602,926	4,456,689
Expenses:
Losses and loss adjustment expenses	1,016,582	882,745	2,922,813	3,043,596
Policy acquisition costs	259,312	236,164	750,142	692,765
Other operating expenses	118,165	108,518	364,970	283,996
Interest	10,168	7,181	24,893	21,562
Total expenses	1,404,227	1,234,608	4,062,818	4,041,919
(Loss) income before income taxes	(22,876)	350,318	540,108	414,770
Income tax (benefit) expense	(9,191)	69,915	99,871	76,223
Net (loss) income	$(13,685)	$280,403	$440,237	$338,547
Net (loss) income per share:
Basic	$(0.25)	$5.06	$7.95	$6.11
Diluted	$(0.25)	$5.06	$7.95	$6.11
Weighted average shares outstanding:
Basic	55,389	55,389	55,389	55,389
Diluted	55,389	55,389	55,389	55,389

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock, beginning of period	$99,699	$99,699	$99,699	$99,699
Common stock, end of period	99,699	99,699	99,699	99,699
Retained earnings, beginning of period	2,736,326	1,869,798	2,317,576	1,846,825
Net (loss) income	(13,685)	280,403	440,237	338,547
Dividends paid to shareholders	(17,586)	(17,586)	(52,758)	(52,757)
Retained earnings, end of period	2,705,055	2,132,615	2,705,055	2,132,615
Total shareholders’ equity, end of period	$2,804,754	$2,232,314	$2,804,754	$2,232,314

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$440,237	$338,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,354	53,720
Net realized investment losses (gains)	179,977	(131,251)
Net gains on sales of fixed assets	—	(2,690)
Loss on early extinguishment of debt	473	—
Increase in premiums receivable	(105,280)	(81,435)
Decrease (increase) in reinsurance recoverables	64,280	(147,156)
Changes in current and deferred income taxes	(87,393)	79,095
Increase in deferred policy acquisition costs	(32,154)	(27,554)
Increase in loss and loss adjustment expense reserves	121,223	443,941
Increase in unearned premiums	250,024	233,701
Increase in accounts payable and accrued expenses	25,149	6,465
Other, net	12,795	33,932
Net cash provided by operating activities	930,685	799,315
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed maturity securities available for sale in nature:
Purchases	(2,073,318)	(1,318,484)
Sales	526,037	421,353
Calls or maturities	703,754	669,936
Equity securities available for sale in nature:
Purchases	(1,725,565)	(1,452,843)
Sales	1,601,307	1,681,568
Changes in securities payable and receivable	8,897	(19,837)
Decrease (increase) in short-term investments	110,330	(189,066)
Purchases of fixed assets	(47,721)	(44,416)
Sales of fixed assets	—	34,153
Other, net	15,085	4,710
Net cash used in investing activities	(881,194)	(212,926)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of senior notes	518,877	—
Repayment of senior notes	(375,199)	—
Paydown of principal on credit facility	(150,000)	—
Dividends paid to shareholders	(52,758)	(52,757)
Payments on finance lease obligations	(770)	(1,314)
Net cash used in financing activities	(59,850)	(54,071)
Net (decrease) increase in cash	(10,359)	532,318
Cash:
Beginning of the year	1,315,574	720,257
End of period	$1,305,215	$1,252,575
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$19,530	$25,362
Income taxes paid (refunded), net
U.S. federal	186,000	(3,256)
U.S. state and local
California	679	67
Other	564	304
Foreign	21	8
Total income taxes paid (refunded), net	$187,264	$(2,877)

See accompanying Notes to Consolidated Financial Statements.

MERCURY GENERAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. General

Consolidation and Basis of Presentation
The interim consolidated financial statements include the accounts of Mercury General Corporation and its subsidiaries (referred to herein collectively as the “Company”). For the list of the Company’s subsidiaries, see Note 1. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In addition, the certificate of incorporation for Mercury Toronto Development Centre, Ltd. ("MTDC"), the Company's latest subsidiary, became effective in September 2026. MTDC, located in Toronto, Canada, will provide various technology support to the Company. As of September 30, 2026, MTDC did not have any assets or liabilities. These interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from those filed in reports to insurance regulatory authorities. The financial data of the Company included herein are unaudited. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position at September 30, 2026 and the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for more complete descriptions and discussions. Operating results and cash flows for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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
Earnings (Loss) per Share
There were no potentially dilutive securities with anti-dilutive effect for the three and nine months ended September 30, 2026 and 2025.
Dividends per Share
The Company declared and paid a dividend per share of $0.3175 during each of the three-month periods ended September 30, 2026 and 2025, and dividends per share of $0.9525 during each of the nine-month periods ended September 30, 2026 and 2025.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs consist of commissions paid to outside agents, premium taxes, salaries, and certain other underwriting costs that are incremental or directly related to the successful acquisition of new and renewal insurance contracts and are amortized over the life of the related policy in proportion to premiums earned. Deferred policy acquisition costs are limited to the amount that will remain after deducting from unearned premiums and anticipated investment income, the estimated losses and loss adjustment expenses, and the servicing costs that will be incurred as premiums are earned. The Company’s deferred policy acquisition costs are further limited by excluding those costs not directly related to the successful acquisition of insurance contracts. Deferred policy acquisition cost amortization was $259.3 million and $236.2 million for the three months ended September 30, 2026 and 2025, respectively, and $750.1 million and $692.8 million for the nine months ended September 30, 2026 and 2025, respectively. The Company does not defer advertising expenditures but expenses them as incurred. The Company recorded net advertising expense of approximately $10.3 million and $11.5 million for the three months ended September 30, 2026 and 2025, respectively, and $36.7 million and $24.4 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The effect of reinsurance on property and casualty premiums written and earned was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Premiums Written
Direct	$1,691,407	$1,554,908	$4,874,308	$4,470,544
Ceded	(61,958)	(63,467)	(187,107)	(224,202)
Assumed	494	589	38,482	26,084
Net	$1,629,943	$1,492,030	$4,725,683	$4,272,426
Premiums Earned
Direct	$1,589,815	$1,459,263	$4,631,453	$4,242,795
Ceded	(61,601)	(63,243)	(186,831)	(224,342)
Assumed	9,862	6,941	29,003	19,608
Net	$1,538,076	$1,402,961	$4,473,625	$4,038,061

The Company recognized ceded premiums earned of approximately $61.6 million and $63.2 million for the three months ended September 30, 2026 and 2025, respectively, and $186.8 million and $224.3 million for the nine months ended September 30, 2026 and 2025, respectively, which are included in net premiums earned in its consolidated statements of operations. The Company recognized ceded losses and loss adjustment expenses of approximately $5.4 million and $(28.0) thousand for the three months ended September 30, 2026 and 2025, respectively, and $5.8 million and $1,292.9 million for the nine months ended September 30, 2026 and 2025, respectively, which are included in losses and loss adjustment expenses in its consolidated statements of operations. The large ceded losses and loss adjustment expenses for the nine months ended September 30, 2025 is due to the Palisades and Eaton wildfires that occurred in the first quarter of 2025. The negative ceded losses and loss adjustment expenses for the three months ended September 30, 2025 is primarily the result of favorable development on prior years' catastrophe losses that were ceded to the Company's reinsurers.

The Company's insurance subsidiaries, as primary insurers, are required to pay losses to the extent reinsurers are unable to discharge their obligations under the reinsurance agreements.

Revenue from Contracts with Customers (Topic 606)

The Company's revenue from contracts with customers is commission income earned from third-party insurers by its 100% owned insurance agencies, which amounted to approximately $7.6 million and $7.7 million, with related expenses of $4.0 million and $3.9 million, for the three months ended September 30, 2026 and 2025, respectively, and $23.5 million and $21.6 million, with related expenses of $12.6 million and $11.1 million, for the nine months ended September 30, 2026 and 2025, respectively. All of the commission income, net of related expenses, is included in other revenues in the Company's consolidated statements of operations, and in other income of the Property and Casualty business segment in the Company's segment reporting (see Note 13. Segment Information).

As of September 30, 2026 and December 31, 2025, the Company had no contract assets and contract liabilities, and no remaining performance obligations associated with unrecognized revenues.

Allowance for Credit Losses

Financial Instruments - Credit Losses (Topic 326) uses the "expected loss" methodology for recognizing credit losses for financial assets that are not accounted for at fair value through net income. The Company's investment portfolio, excluding accrued investment income, was not affected by Topic 326 as it applies the fair value option to all of its investments. The Company's estimated allowance amounts for credit losses are normally related to premiums receivable and reinsurance recoverables. In developing an estimate of expected credit losses, the Company elected the practical expedient provided in Topic 326 to assume that current conditions as of the balance sheet date do not change for the remaining life of premiums receivable and reinsurance recoverables.

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

The following table presents a summary of changes in allowance for credit losses on premiums receivable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Amounts in thousands)
Beginning balance	$5,800	$6,300	$6,000	$6,400
Provision during the period for expected credit losses	343	703	1,469	1,752
Write-off amounts during the period	(1,088)	(866)	(3,046)	(2,615)
Recoveries during the period of amounts previously written off	345	263	977	863
Ending balance	$5,400	$6,400	$5,400	$6,400

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

The following table presents a summary of changes in allowance for credit losses on reinsurance recoverables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Amounts in thousands)
Beginning balance	$1	$559	$39	$—
Provision during the period for expected credit losses	2	(293)	(36)	266
Write-off amounts during the period	—	—	—	—
Recoveries during the period of amounts previously written off	—	—	—	—
Ending balance	$3	$266	$3	$266

The allowance for credit losses on reinsurance recoverables for the three and nine months ended September 30, 2025 is largely related to losses ceded associated with the Palisades and Eaton wildfires that occurred in the first quarter of 2025.

Accrued Interest Receivables

The Company made certain accounting policy elections for its accrued interest receivables allowed under Topic 326: a) an election to present accrued interest receivable balances separately from the associated financial assets on the balance sheet, and b) an election not to measure an allowance for credit losses on accrued interest receivable amounts and instead write off uncollectible accrued interest amounts in a timely manner by reversing interest income. The Company's accrued interest receivable balances are included in accrued investment income receivable in its consolidated balance sheets. There were no accrued interest receivable amounts considered uncollectible or written off during the nine months ended September 30, 2026 and 2025.

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

The following table presents the fair values of financial instruments:

	September 30, 2026	December 31, 2025

	(Amounts in thousands)
Assets
Investments	$7,229,697	$6,580,030
Note receivable	9,820	9,993
Liabilities
Options sold	715	254
Notes payable	551,506	573,740
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

From time to time, the Company forms special purpose investment vehicles to facilitate its investment activities involving derivative instruments such as total return swaps, or limited partnerships such as private equity funds. These special purpose investment vehicles are consolidated VIEs as the Company has determined it is the primary beneficiary of such VIEs. Creditors have no recourse against the Company in the event of default by these VIEs. The Company had no implied or unfunded commitments to these VIEs at September 30, 2026 and December 31, 2025. The Company's financial or other support provided to these VIEs and its loss exposure are limited to its collateral and original investment.

The Company invests, directly or indirectly through its consolidated VIEs, in limited partnerships or limited liability companies such as private equity funds. These investments are non-consolidated VIEs as the Company has determined it is not the primary beneficiary of such VIEs. The Company's maximum exposure to loss with respect to these VIEs is limited to the total carrying value that is included in equity securities in the Company's consolidated balance sheets. At September 30, 2026 and December 31, 2025, the Company had approximately $8 million and $4 million, respectively, in unfunded commitments to these VIEs.

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

Notes Payable
At September 30, 2026, the Company had $525 million of unsecured notes and $50 million drawn under the unsecured credit facility. $525 million of unsecured notes were issued on June 12, 2026 and mature on June 15, 2036. At December 31, 2025, the Company had $375 million of unsecured notes and $200 million drawn under the unsecured credit facility. $375 million of unsecured notes were redeemed on July 13, 2026. The fair values of the Company’s unsecured notes and amounts drawn under the unsecured credit facility at September 30, 2026 and December 31, 2025 were obtained from a third-party pricing service. See Note 11. Notes Payable for additional information.

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

The following table presents gains (losses) recognized due to changes in fair value of such financial instruments :

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Amounts in thousands)
Fixed maturity securities	$(241,342)	$38,734	$(235,425)	$47,718
Equity securities	(21,873)	26,615	7,083	19,106
Short-term investments	5	4	10	(6)
Total investment (losses) gains	$(263,210)	$65,353	$(228,332)	$66,818
Notes receivable	(50)	(387)	(173)	213
Total (losses) gains	$(263,260)	$64,966	$(228,505)	$67,031

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities
The Company’s fair value measurements are based on the market approach, which utilizes market transaction data for the same or similar instruments. The Company obtained unadjusted fair values on 98.4% of its investment portfolio at fair value from an independent pricing service at September 30, 2026.

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
Mortgage-backed securities: Comprised of securities that are collateralized by residential and commercial mortgage loans valued based on models or matrices using multiple observable inputs, such as benchmark yields, reported trades and broker/dealer quotes, for identical or similar assets in active markets. The Company had holdings of $18.4 million and $11.2 million at fair value in commercial mortgage-backed securities at September 30, 2026 and December 31, 2025, respectively.

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
Fair value measurement using NAV practical expedient - The fair value of the Company's investment in private equity funds measured at NAV is determined using NAV as advised by the external fund managers and the third party administrators. The NAV of the Company's limited partnership or limited liability company interest in such a fund is based on the manager's and the administrator's valuation of the underlying holdings in accordance with the fund's governing documents and GAAP. In accordance with applicable accounting guidance, private equity funds measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy. At September 30, 2026, the Company had capital invested in five such funds: the strategy of four such funds with a combined fair value of approximately $98.2 million at September 30, 2026 is to provide current income to investors by investing mainly in secured loans, CLOs or CLO issuers (including CLO equity and CLO mezzanine tranches), and equity interests in vehicles established to purchase and warehouse loans; the strategy of the other such fund with a fair value of approximately $8.7 million at September 30, 2026 is to achieve long-term capital appreciation through privately-negotiated venture capital investments in seed- and early-stage portfolio companies with technology-enabled business models. The Company had approximately $8 million in unfunded commitments at September 30, 2026 with respect to the private equity funds measured at NAV. The underlying assets of the funds are expected to be liquidated over the period of approximately one year to six years from September 30, 2026. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, pledge or transfer its investment, without the consent from the General Partner or Managers of the funds. The Company will receive distributions based on the liquidation of the underlying assets and the interest proceeds from the underlying assets for all the funds.
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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	September 30, 2026
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$14,245	$—	$—	$14,245
Municipal securities	—	3,879,530	—	3,879,530
Mortgage-backed securities	—	638,176	—	638,176
Corporate securities	—	682,711	—	682,711
Collateralized loan obligations	—	744,254	—	744,254
Other asset-backed securities	—	54,784	—	54,784
Total fixed maturity securities	14,245	5,999,455	—	6,013,700
Equity securities:
Common stock	839,529	—	—	839,529
Non-redeemable preferred stock	—	37,732	—	37,732
Private equity investment	—	—	5,103	5,103
Private equity funds measured at net asset value (1)				106,961
Total equity securities	839,529	37,732	5,103	989,325
Short-term investments:
Money market instruments	226,647	—	—	226,647
Other	25	—	—	25
Total short-term investments	226,672	—	—	226,672
Other assets:
Note receivable	—	9,820	—	9,820
Total assets at fair value	$1,080,446	$6,047,007	$5,103	$7,239,517
Liabilities
Other liabilities:
Options sold	$715	$—	$—	$715
Total liabilities at fair value	$715	$—	$—	$715

	December 31, 2025
	Level 1	Level 2	Level 3	Total

	(Amounts in thousands)
Assets
Fixed maturity securities:
U.S. government bonds	$21,546	$—	$—	$21,546
Municipal securities	—	3,538,473	—	3,538,473
Mortgage-backed securities	—	297,381	—	297,381
Corporate securities	—	751,602	—	751,602
Collateralized loan obligations	—	722,794	—	722,794
Other asset-backed securities	—	98,455	—	98,455
Total fixed maturity securities	21,546	5,408,705	—	5,430,251
Equity securities:
Common stock	679,594	—	—	679,594
Non-redeemable preferred stock	—	38,761	—	38,761
Private equity funds measured at net asset value (1)				94,432
Total equity securities	679,594	38,761	—	812,787
Short-term investments:
Short-term bonds	—	34,000	—	34,000
Money market instruments	302,978	—	—	302,978
Other	14	—	—	14
Total short-term investments	302,992	34,000	—	336,992
Other assets:
Note receivable	—	9,993	—	9,993
Total assets at fair value	$1,004,132	$5,491,459	$—	$6,590,023
Liabilities
Other liabilities:
Options sold	$254	$—	$—	$254
Total liabilities at fair value	$254	$—	$—	$254
__________
(1) The fair value is measured using the NAV practical expedient; therefore, it is not categorized within the fair value hierarchy. The fair value amount is presented in this table to permit reconciliation of the fair value hierarchy to the amounts presented in the Company's consolidated balance sheets.

The following table presents a summary of changes in fair value of Level 3 financial assets and financial liabilities:

	Private Equity Investment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Amounts in thousands)
Beginning balance	$5,000	$—	$—	$—
Net realized gains or losses included in earnings	103	—	103	—
Purchase	—	—	5,000	—
Sales/settlements	—	—	—	—
Ending balance	$5,103	$—	$5,103	$—
The amount of total gains or losses for the period included in earnings attributable to assets still held at September 30	$103	$—	$103	$—

There were no transfers between Levels 1, 2, and 3 of the fair value hierarchy during the nine months ended September 30, 2026 and 2025.

At September 30, 2026, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Financial Instruments Disclosed, But Not Carried, at Fair Value
The following tables present the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value, and the level within the fair value hierarchy at which such instruments are categorized:

	September 30, 2026
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$519,005	$501,144	$—	$501,144	$—
Unsecured credit facility	50,000	50,362	—	50,362	—
Total	$569,005	$551,506	$—	$551,506	$—

	December 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(Amounts in thousands)
Liabilities
Notes payable:
Unsecured notes	$374,527	$374,625	$—	$374,625	$—
Unsecured credit facility	200,000	199,115	—	199,115	—
Total	$574,527	$573,740	$—	$573,740	$—

Unsecured Notes
The fair values of the Company’s unsecured notes at September 30, 2026 and December 31, 2025 were based on the spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. See Note 11. Notes Payable for additional information on unsecured notes.

Unsecured Credit Facility
The fair values of the amounts drawn under the Company's unsecured credit facility at September 30, 2026 and December 31, 2025 were based on the unadjusted quoted price for similar notes in active markets. See Note 11. Notes Payable for additional information on the unsecured credit facility.

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
The following tables present the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains or losses in the consolidated statements of operations:

	Derivatives
	September 30, 2026	December 31, 2025

	(Amount in thousands)
Options sold - Other liabilities	$715	$254
Total	$715	$254

	Gains Recognized in Net (Loss) Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Amounts in thousands)
Options sold - Net realized investment (losses) gains	$6,134	$2,616	$14,623	$4,324
Total	$6,134	$2,616	$14,623	$4,324

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
7. Goodwill and Other Intangible Assets
Goodwill
There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2026 and 2025. No accumulated goodwill impairment losses existed at September 30, 2026 and December 31, 2025. Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and nine months ended September 30, 2026 and 2025. All of the Company's goodwill is associated with the Property and Casualty business segment. See Note 13. Segment Information for additional information on the reportable business segment.
Other Intangible Assets
The following table presents the components of other intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives

	(Amounts in thousands)			(in years)
As of September 30, 2026:
Customer relationships	$55,107	$(54,332)	$775	10
Trade names	15,400	(11,390)	4,010	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$76,207	$(70,022)	$6,185

As of December 31, 2025:
Customer relationships	$55,107	$(54,172)	$935	10
Trade names	15,400	(10,908)	4,492	24
Technology	4,300	(4,300)	—	10
Insurance license	1,400	—	1,400	Indefinite
Total other intangible assets, net	$76,207	$(69,380)	$6,827

Other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. No impairment indicators were identified during the three and nine months ended September 30, 2026 and 2025.

Other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Amortization expense for other intangible assets was $0.2 million for each of the three-month periods ended September 30, 2026 and 2025, and $0.6 million for each of the nine-month periods ended September 30, 2026 and 2025.

The following table presents the estimated future amortization expense related to other intangible assets as of September 30, 2026:

Year	Amortization Expense
(Amounts in thousands)
Remainder of 2026	$214
2027	856
2028	856
2029	811
2030	765
Thereafter	1,283
Total	$4,785

8. Share-Based Compensation

In February 2024, the Board adopted the 2024 Long-Term Incentive Plan (the “LTIP”) to provide certain key employees with the right to receive cash awards providing an opportunity to participate in the appreciation of the Company’s value and in order to retain these key employees and reward them for contributing to the success of the Company. Participants in the LTIP may be granted a number of notional interests, or phantom stock units ("PSUs"). Each PSU represents the right to receive payment of the value of a share of the Company’s common stock upon vesting. PSUs may be granted subject to vesting conditions, which may include service-based and/or performance-based vesting conditions tied to corporate and/or individual achievement objectives. An employee must remain employed through the date of payment of an award to be eligible for any payout under the LTIP, with the exception of certain termination and resignation of executives as described in further details below. PSUs are settled in cash upon vesting and accounted for as liability-based awards.
Performance-based PSUs
During the nine months ended September 30, 2026, the Company granted a total "target" award of 98,253 performance-based PSUs. The payout value of the performance-based PSUs granted under the LTIP will be determined based on the achievement of specific, pre-established corporate performance objectives, and in part on individual performance, during the applicable three-year performance period (the "Performance Cycle"). The maximum payout level for the performance-based PSUs is 150% of the “target” award.
The following table presents the summary of the performance-based PSU grants as of September 30, 2026:

Grant year	2026	2025	2024
Three-year performance period ending December 31,	2028	2027	2026
Vesting shares, target (net of forfeited)	95,950	155,571	169,236
Vesting shares, maximum (net of forfeited)	143,925	233,357	253,854

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

Liabilities for the expected cash payout and associated compensation expenses are recognized based on management’s best estimate of the number of the performance-based PSUs expected to be vested resulting from the probable outcome of the performance-based vesting conditions, combined with the market price of the Company's common stock at the end of each reporting period. If the performance-based vesting conditions are not expected to be met for the Performance Cycle, no compensation cost will be recognized and any recognized compensation cost will be reversed. As of September 30, 2026, 49,742 of the total performance-based PSUs granted under the LTIP were forfeited because the recipients were no longer employed by the Company.
Restricted PSUs

The Company, from time to time, grants restricted PSUs to certain key employees, typically to retain such key employees. The Company granted 84,127 restricted PSUs during the nine months ended September 30, 2026, and a total of 200,281 restricted PSUs since the start of the LTIP as of September 30, 2026, 15,540 of which were forfeited because the recipients were no longer employed by the Company. The restricted PSUs vest in three equal annual installments on each of the first three anniversaries of the grant date. The payout value of the restricted PSUs granted under the LTIP is determined based on the closing price per share of the Company's common stock at each vesting date, and is paid at the end of each annual vesting period.
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
In addition, commencing with the performance-based and restricted PSUs granted to executives in 2026, the following conditions apply in the event of an executive’s termination without cause, resignation for good reason or termination due to death or disability: a) with respect to such performance-based PSUs, if such termination occurs prior to a change in control or more than eighteen months following a change in control, an executive will vest in a prorated number of earned performance-based PSUs based on the portion of the three year performance period that has elapsed prior to the date of termination plus twelve months and be paid at that time, and if such termination occurs within eighteen months following a change in control, an executive will vest in all of the earned performance-based PSUs on the date of termination and be paid at that time; b) with respect to such restricted PSUs, if such termination occurs prior to a change in control or more than eighteen months following a change in control, any restricted PSUs that would have otherwise vested during the twelve months following the date of termination will vest upon such termination and be paid at that time, and if such termination occurs within eighteen months following a change in control, an executive will vest in all of the restricted PSUs on the date of termination and be paid at that time.
The Company recorded share-based compensation expense of approximately $4.2 million and $6.1 million for the three months ended September 30, 2026 and 2025, respectively, and $16.5 million and $8.7 million for the nine months ended September 30, 2026 and 2025, respectively, associated with the performance-based and restricted PSUs, which are mostly included in other operating expenses in its consolidated statements of operations. The Company recorded approximately $32.2 million and $18.5 million of accrued share-based compensation liability associated with the performance-based and restricted PSUs at September 30, 2026 and December 31, 2025, respectively, which are included in other liabilities in its consolidated balance sheets. A total of 8,069 and 28,384 restricted PSUs were vested during the three and nine months ended September 30, 2026, respectively.

9. Income Taxes

For financial statement purposes, the Company recognizes tax benefits related to positions taken, or expected to be taken, on a tax return only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its consolidated financial statements.

There was no change in the total amount of unrecognized tax benefits related to tax uncertainties during the nine months ended September 30, 2026.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service and the taxing authorities of various states. Tax years that remain subject to examination by major taxing jurisdictions are 2023 through 2025 for federal taxes and 2022 through 2025 for state taxes.

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

At September 30, 2026, the Company’s deferred income taxes were in a net asset position, which included a combination of ordinary and capital deferred tax expenses or benefits. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income of the appropriate character within the carryback and carryforward periods available under the tax law. Management considers the reversal of deferred tax liabilities, projected future taxable income of an appropriate nature, and tax planning strategies in making this assessment. The Company believes that through projected future taxable income of an appropriate nature, the use of prudent tax planning strategies, and the generation of capital gains, sufficient income will be realized in order to maximize the full benefits of its deferred tax assets. Although realization is not assured, management believes that it is more likely than not that the Company’s deferred tax assets will be realized.

10. Loss and Loss Adjustment Expense Reserves

The following table presents the activity in loss and loss adjustment expense reserves:

	Nine Months Ended September 30,
	2026	2025

	(Amounts in thousands)
Gross reserves, beginning of period	$3,633,338	$3,152,031
Reinsurance recoverables on unpaid losses, beginning of period	(34,008)	(28,645)
Net reserves, beginning of period	3,599,330	3,123,386
Incurred losses and loss adjustment expenses related to:
Current year	3,025,214	3,117,788
Prior years	(102,401)	(74,192)
Total incurred losses and loss adjustment expenses	2,922,813	3,043,596
Loss and loss adjustment expense payments related to:
Current year	1,349,424	1,476,133
Prior years	1,456,645	1,183,627
Total payments	2,806,069	2,659,760
Net reserves, end of period	3,716,074	3,507,222
Reinsurance recoverables on unpaid losses, end of period	38,487	88,750
Gross reserves, end of period	$3,754,561	$3,595,972

The decrease in the provision for insured events of prior years during the nine months ended September 30, 2026 of $102.4 million was primarily attributable to lower than estimated losses and loss adjustment expenses in the automobile line of insurance business, partially offset by adverse development on the homeowners line of insurance business. The decrease in the provision for insured events of prior years during the nine months ended September 30, 2025 of $74.2 million was primarily attributable to lower than estimated losses and loss adjustment expenses in the automobile and homeowners lines of insurance business.

For the nine months ended September 30, 2026 and 2025, the Company incurred catastrophe losses net of reinsurance of approximately $191 million and $489 million, respectively. The majority of 2026 catastrophe losses resulted from storms in Oklahoma and Texas and adverse reserve development on the Palisades and Eaton wildfires. The majority of 2025 catastrophe losses resulted from the Palisades and Eaton wildfires in California and storms in Texas and Oklahoma. The Company experienced unfavorable development of approximately $65 million and favorable development of approximately $18 million on prior years' catastrophe losses for the nine months ended September 30, 2026 and 2025, respectively.

In January 2025, the Palisades and Eaton wildfires caused widespread damage in parts of Southern California. The following table presents the components of net losses and loss adjustment expenses from the Palisades and Eaton wildfires as of September 30, 2026 and December 31, 2025 and for the nine months ended September 30, 2026:

	As of September 30, 2026	As of December 31, 2025	For the Nine Months Ended September 30, 2026

	(Amounts in thousands)
Gross losses and loss adjustment expenses (6)	$2,293,719	$2,191,752	$101,967
Subrogation recoverable - Eaton fire (1) ***	(562,039)	(537,506)	(24,533)
Subrogation recovered and recoverable - Palisades fire (2) ***	(50,371)	(48,026)	(2,345)
Reinsurance recovered and recoverable (3)	(1,293,500)	(1,293,500)	—
Net catastrophe losses and loss adjustment expenses on Eaton and Palisades fires before FAIR Plan (6)	$387,809	$312,720	$75,089
			—
Company's share of FAIR Plan losses and loss adjustment expenses (4)	$93,625	$92,717	$908
Recoupable portion of FAIR Plan losses and loss adjustment expenses (5)	(25,000)	(25,000)	—
Net FAIR Plan losses and loss adjustment expenses	$68,625	$67,717	$908
			—
Net losses and loss adjustment expenses on Eaton and Palisades fires (6)	$456,434	$380,437	$75,997
__________
(1)    The Company is actively pursuing subrogation against Southern California Edison ("SCE") on the Eaton fire. The Company recorded approximately $562 million in estimated subrogation recoveries, or approximately 55% of its estimated ultimate losses on the Eaton fire, as an offset against loss and loss adjustment expense reserves in its consolidated balance sheet at September 30, 2026. Although SCE has not admitted that its equipment caused the Eaton fire, significant evidence indicates that SCE's equipment was the cause of the Eaton fire. In September 2025, SCE disclosed that it is probable that SCE will incur material losses from the Eaton fire and entered into a negotiated agreement without litigation with one insurance company to pay 52% of the losses incurred. In February 2026, Edison International, parent company of SCE, commented that SCE has settled two subrogation claims on the Eaton fire with insurance companies for an average of 55% of the losses incurred. In addition, in August 2026, the County of Los Angeles Fire Department released initial and supplemental investigative reports following its joint investigation of the origin of the Eaton fire with CAL FIRE, which identified SCE's equipment as the cause of the Eaton fire.
(2)    In June 2025, the Company sold its subrogation rights on the Palisades fire to a third party for a guaranteed percentage of losses incurred plus a share in the amount recovered above a certain threshold (“Upside Recovery’). The recovery amount from the guaranteed percentage of losses is approximately $50 million, with $36 million received as of September 30, 2026. The remaining balance of approximately $14 million at September 30, 2026 will be settled each quarter based on the amount of claims payments the Company makes subsequent to the previous settlement date. The Company did not record an amount for the potential Upside Recovery.
(3)    The Company’s catastrophe reinsurance program for the treaty year ended June 30, 2025 provided approximately $1,290 million of limits on a per occurrence basis after covered catastrophe losses exceed the Company’s retention of $150 million. The $1,290 million of limits used for the Palisades and Eaton wildfires was reduced by $6.5 million for ineligible parametric coverage. The Company also utilized $10 million from a separate property excess of loss reinsurance treaty making the total reinsurance used for the Palisades and Eaton wildfires approximately $1,294 million, which was fully billed and recovered as of September 30, 2026, with the exception of approximately $6 million remaining on the catastrophe bond that will be billed over the next few quarters.
(4)    The Company is a member of the California FAIR Plan, the state's fire insurer of last resort. To the extent the FAIR Plan has losses exceeding its capital and reinsurance coverage, the FAIR Plan can assess its member companies for the shortfall based on each company’s California market share. The Company's share of the FAIR Plan losses from the Palisades and Eaton wildfires was approximately $94 million, which was recorded as part of the Company's losses and loss adjustment expenses from the Palisades and Eaton wildfires.
(5)    The FAIR Plan assessed the Company $50 million to strengthen the FAIR Plan's capital position following the Palisades and Eaton wildfires in the first quarter of 2025. The California Department of Insurance ("DOI") allows for recoupment of 50% or $25 million of the $50 million assessment via a temporary surcharge to the Company's policyholders. The Company has received approval from the California DOI to recoup the $25 million, which partially offset the Company's share of the FAIR Plan's losses of $94 million. As of September 30, 2026, the Company has recouped approximately $13 million from its policyholders.
(6)    The increases in these losses and loss adjustment expenses during the nine months ended September 30, 2026 largely resulted from higher than estimated losses on partial loss claims.

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

11. Notes Payable

The following table presents information about the Company's notes payable:

	Lender	Contractual Interest Rate	Contractual Maturity Date	September 30, 2026	December 31, 2025

				(Amounts in thousands)
Senior unsecured notes(1)	Publicly traded	4.40%	March 15, 2027	$—	$375,000
Senior unsecured notes(2)	Publicly traded	6.25%	June 15, 2036	525,000	—
Total senior unsecured notes				$525,000	$375,000
Unsecured credit facility(3)	Bank of America, Wells Fargo Bank, BMO Bank, U.S. Bank and Raymond James Bank	Term SOFR plus 100.0-150.0 basis points	June 24, 2031	50,000	200,000
Total principal amount				575,000	575,000
Less unamortized discount and debt issuance costs(4)				5,995	473
Total debt				$569,005	$574,527
__________
(1)On March 8, 2017, the Company completed a public debt offering issuing $375 million of senior notes. The notes were unsecured, senior obligations of the Company with a 4.4% annual coupon payable on March 15 and September 15 of each year commencing September 15, 2017. The Company used the proceeds from the notes to pay off amounts outstanding under the existing loan and credit facilities and for general corporate purposes. The Company incurred debt issuance costs of approximately $3.4 million, inclusive of underwriters' fees. The notes were issued at a slight discount of 99.847% of par, resulting in the effective annualized interest rate, including debt issuance costs, of approximately 4.45%. On July 13, 2026, the Company redeemed these $375 million senior notes by exercising a redemption option given to the Company under the First Supplemental Indenture for the notes, dated as of March 8, 2017, and recognized a loss of approximately $0.5 million on the early extinguishment of the debt, which is included in interest expense for the three and nine months ended September 30, 2026 in its consolidated statements of operations.
(2)On June 12, 2026, the Company completed a public debt offering issuing $525 million of senior notes. These $525 million senior notes are unsecured, senior obligations of the Company with a 6.25% annual coupon payable on June 15 and December 15 of each year commencing December 15, 2026. On June 15, 2026, the Company repaid $150 million of the amounts outstanding under the unsecured credit facility using the proceeds from these $525 million senior notes. On July 13, 2026, the Company used the proceeds from these $525 million senior notes to redeem the outstanding $375 million senior notes in full, as further described above. The Company incurred debt issuance costs of approximately $4.9 million, inclusive of underwriters' fees. These $525 million senior notes were issued at a slight discount of 99.764% of par, resulting in the effective annualized interest rate, including debt issuance costs, of approximately 6.32%.
(3)On June 24, 2026, the Company entered into a $250 million unsecured revolving credit facility, which replaces the Company’s existing credit facility dated as of March 31, 2021. The interest rates on borrowings under the credit facility are based on the Company's debt to total capital ratio and range from Term SOFR plus 100.0 basis points when the ratio is under 15% to Term SOFR plus 150.0 basis points when the ratio is greater than or equal to 30%. Commitment fees for the undrawn portions of the credit facility range from 10.0 basis points when the ratio is under 15% to 22.5 basis points when the ratio is greater than or equal to 30%. The debt to total capital ratio is expressed as a percentage of (a) consolidated debt to (b) consolidated shareholders' equity plus consolidated debt. The Company had previously drawn $200 million under the credit facility and contributed $150 million of the total amount drawn to the surplus of its consolidated insurance subsidiaries in 2023, and used the remainder for general corporate purposes. On June 15, 2026, the Company repaid $150 million of the $200 million outstanding borrowings under the credit facility. As of

September 30, 2026, the Company had a total of $50 million in borrowings under the credit facility on a three-month revolving basis at an annual interest rate of approximately 4.90%, with $200 million available to be drawn.
(4)The unamortized discount and debt issuance costs are associated with the publicly traded $525 million and $375 million senior unsecured notes at September 30, 2026 and December 31, 2025, respectively. These are amortized to interest expense over the life of the notes, and the unamortized balance is presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the debt. The unamortized costs of approximately $1.1 million associated with entering into the $250 million unsecured revolving credit facility are included in other assets in the Company's consolidated balance sheets and amortized to interest expense over the term of the credit facility.
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

The following tables present the Company's operating results by reportable segment:

	Three Months Ended September 30,
	2026			2025
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$1,538.1	$7.3	$1,545.4	$1,403.0	$7.4	$1,410.4
Less:
Losses	853.2	3.3	856.5	735.3	3.8	739.1
Loss adjustment expenses	159.5	0.6	160.1	143.2	0.5	143.7
Losses and loss adjustment expenses	1,012.7	3.9	1,016.6	878.5	4.3	882.8
Policy acquisition costs	256.6	2.7	259.3	231.8	4.4	236.2
Other operating expenses	117.3	0.9	118.2	107.6	0.9	108.5
Underwriting gain (loss)	151.5	(0.2)	151.3	185.1	(2.2)	182.9
Investment income			93.3			84.0
Net realized investment (losses) gains			(261.9)			84.5
Other income			4.6			6.1
Interest expense			(10.2)			(7.2)
Pre-tax (loss) income			$(22.9)			$350.3
Net (loss) income			$(13.7)			$280.4

	Nine Months Ended September 30,
	2026			2025
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Net premiums earned	$4,473.6	$21.9	$4,495.5	$4,038.1	$22.1	$4,060.2
Less:
Losses	2,469.4	10.6	2,480.0	2,594.2	11.4	2,605.6
Loss adjustment expenses	441.3	1.5	442.8	436.5	1.5	438.0
Losses and loss adjustment expenses	2,910.7	12.1	2,922.8	3,030.7	12.9	3,043.6
Policy acquisition costs	741.8	8.3	750.1	682.6	10.2	692.8
Other operating expenses	362.5	2.5	365.0	281.7	2.3	284.0
Underwriting gain (loss)	458.6	(1.0)	457.6	43.1	(3.3)	39.8
Investment income			268.7			244.2
Net realized investment (losses) gains			(180.0)			131.3
Other income			18.7			21.1
Interest expense			(24.9)			(21.6)
Pre-tax income			$540.1			$414.8
Net income			$440.2			$338.5

The following tables present the Company’s net premiums earned and direct premiums written by reportable segment and line of insurance business:

	Three Months Ended September 30,
	2026			2025
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$935.2	$—	$935.2	$900.0	$—	$900.0
Homeowners	410.8	—	410.8	334.2	—	334.2
Commercial automobile	107.1	—	107.1	96.1	—	96.1
Other	85.0	7.3	92.3	72.7	7.4	80.1
Net premiums earned	$1,538.1	$7.3	$1,545.4	$1,403.0	$7.4	$1,410.4

Private passenger automobile	$967.2	$—	$967.2	$919.9	$—	$919.9
Homeowners	511.1	—	511.1	446.6	—	446.6
Commercial automobile	107.0	—	107.0	91.8	—	91.8
Other	106.1	6.2	112.3	96.6	6.8	103.4
Direct premiums written	$1,691.4	$6.2	$1,697.6	$1,554.9	$6.8	$1,561.7

	Nine Months Ended September 30,
	2026			2025
	Property & Casualty	Other	Total	Property & Casualty	Other	Total

	(Amounts in millions)
Private passenger automobile	$2,751.4	$—	$2,751.4	$2,646.0	$—	$2,646.0
Homeowners	1,162.2	—	1,162.2	907.1	—	907.1
Commercial automobile	306.9	—	306.9	287.3	—	287.3
Other	253.1	21.9	275.0	197.7	22.1	219.8
Net premiums earned	$4,473.6	$21.9	$4,495.5	$4,038.1	$22.1	$4,060.2

Private passenger automobile	$2,821.1	$—	$2,821.1	$2,707.9	$—	$2,707.9
Homeowners	1,428.9	—	1,428.9	1,225.3	—	1,225.3
Commercial automobile	336.0	—	336.0	292.2	—	292.2
Other	288.3	19.6	307.9	245.1	21.7	266.8
Direct premiums written	$4,874.3	$19.6	$4,893.9	$4,470.5	$21.7	$4,492.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

The following tables present direct premiums written, by state and line of insurance business, for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$2,461,042	$1,032,289	$272,404	$295,821	$4,061,556	83.0%
Texas	98,051	185,955	43,751	3,592	331,349	6.8%
Other states (1)	262,016	210,653	19,832	8,514	501,015	10.2%
Total	$2,821,109	$1,428,897	$335,987	$307,927	$4,893,920	100.0%
	57.6%	29.2%	6.9%	6.3%	100.0%

	Nine Months Ended September 30, 2025
	(Dollars in thousands)

	Private Passenger Automobile	Homeowners	Commercial Automobile	Other Lines (2)	Total
California	$2,316,816	$869,239	$224,075	$253,850	$3,663,980	81.5%
Texas	93,924	173,162	44,429	5,304	316,819	7.1%
Other states (1)	297,122	182,872	23,654	7,720	511,368	11.4%
Total	$2,707,862	$1,225,273	$292,158	$266,874	$4,492,167	100.0%
	60.3%	27.3%	6.5%	5.9%	100.0%
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

In January 2025, the California DOI approved a 12% rate increase on the California homeowners line of insurance business. This rate increase became effective in March 2025. In December 2025, the California DOI approved a 6.9% rate increase on the California homeowners line of insurance business. This rate increase became effective in July 2026. The California homeowners line of insurance business represented approximately 18% of the Company's total net premiums earned for the nine months ended September 30, 2026. In addition, the Company filed an application with the California DOI in August 2026 for a rate increase of approximately 5.7% on the California private passenger automobile line of insurance business with a July 2027 effective date. The California private passenger automobile line of insurance business represented approximately 52% of the Company's total net premiums earned for the nine months ended September 30, 2026.

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
At September 30, 2026 and December 31, 2025, the Company recorded its point estimate of approximately $3.75 billion and $3.63 billion ($3.72 billion and $3.60 billion, net of reinsurance), respectively, in loss reserves, which included approximately $2.33 billion and $2.12 billion ($2.33 billion and $2.12 billion, net of reinsurance), respectively, of incurred but not reported loss reserves (“IBNR”). IBNR includes estimates, based upon past experience, of ultimate developed costs, which may differ from case estimates, unreported claims that occurred on or prior to September 30, 2026 and December 31, 2025, and estimated future payments for reopened claims. Management believes that the liability for loss reserves is adequate to cover the ultimate net cost of losses and loss adjustment expenses incurred to date; however, since the provisions are necessarily based upon estimates, the ultimate liability may be more or less than such provisions.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenues

Net premiums earned and net premiums written for the three months ended September 30, 2026 increased 9.6% and 9.2%, respectively, from the corresponding period in 2025. The increases in net premiums earned and net premiums written were primarily due to a rate increase in the California homeowners line of insurance business and increases in the number of policies written in the California automobile and homeowners lines of insurance business.

Net premiums earned included ceded premiums earned of $61.6 million and $63.2 million for the three months ended September 30, 2026 and 2025, respectively. Net premiums written included ceded premiums written of $62.0 million and $63.5 million for the three months ended September 30, 2026 and 2025, respectively. The decreases in ceded premiums earned and ceded premiums written resulted mostly from a decrease in the annual reinsurance premium under the Treaty ending June 30, 2027 compared to the Treaty ended June 30, 2026 due to lower reinsurance rates reflecting increased capacity in the overall reinsurance market.

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

The following is a reconciliation of net premiums earned to net premiums written:

	Three Months Ended September 30,
	2026	2025

	(Amounts in thousands)
Net premiums earned	$1,545,368	$1,410,400
Change in net unearned premiums	90,765	88,461
Net premiums written	$1,636,133	$1,498,861

Expenses

Loss and expense ratios are used to interpret the underwriting experience of property and casualty insurance companies. The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Three Months Ended September 30,
	2026	2025

Loss ratio	65.8%	62.6%
Expense ratio	24.4%	24.4%
Combined ratio	90.2%	87.0%

Loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. The loss ratio for the third quarter of 2026 and 2025 was affected by favorable development of approximately $58 million and $27 million, respectively, on prior accident years' loss and loss adjustment expense reserves. The favorable development for the third quarters of 2026 and 2025 was primarily attributable to lower than estimated losses and loss adjustment expenses in the automobile line of insurance business.

In addition, the 2026 loss ratio was negatively impacted by approximately $19 million of catastrophe losses net of reinsurance, excluding unfavorable development of approximately $4 million on prior years' catastrophe losses, primarily due to storms in Oklahoma and Texas. The 2025 loss ratio was negatively impacted by approximately $33 million of catastrophe losses, excluding favorable development of approximately $4 million on prior years' catastrophe losses, primarily due to an increase in estimated net losses and loss adjustment expenses on the Palisades and Eaton wildfires in the third quarter of 2025.

Excluding the effects of estimated prior accident years’ loss development and catastrophe losses, the loss ratio was 68.3%

and 62.2% for the third quarter of 2026 and 2025, respectively. The increase in the loss ratio was primarily due to an increase in loss severity in the private passenger automobile line of insurance business, partially offset by a rate increase in the California homeowners line of insurance business.

Expense ratio is calculated by dividing the sum of policy acquisition costs and other operating expenses by net premiums earned. The expense ratio for the three months ended September 30, 2026 did not change from the corresponding period in 2025.

Combined ratio is equal to loss ratio plus expense ratio and is the key measure of underwriting performance traditionally used in the property and casualty insurance industry. A combined ratio under 100% generally reflects profitable underwriting results, and a combined ratio over 100% generally reflects unprofitable underwriting results.
Income tax (benefit) expense was $(9.2) million and $69.9 million for the three months ended September 30, 2026 and 2025, respectively. The decrease in income tax expense was primarily due to a $373.2 million decrease in total pre-tax income. The Company’s effective income tax rate can be affected by several factors. These generally relate to large changes in the composition of fully taxable income, including net realized investment gains or losses, tax-exempt investment income, non-deductible expenses, and periodically, non-routine tax items such as adjustments to unrecognized tax benefits related to tax uncertainties. Income tax benefit of $9.2 million on pre-tax loss of $22.9 million, including tax-exempt investment income of $37.9 million, resulted in an effective tax rate of 40.2%, above the statutory tax rate of 21%, for the three months ended September 30, 2026, and income tax expense of $69.9 million on pre-tax income of $350.3 million, including tax-exempt investment income of $26.5 million, resulted in an effective tax rate of 20.0%, below the statutory tax rate, for the corresponding period in 2025.

Investments

The following table presents the investment results of the Company:

	Three Months Ended September 30,
	2026	2025

	(Dollars in thousands)
Average invested assets at cost (1)	$7,227,738	$6,135,816
Net investment income (2) (3)
Before income taxes	$93,339	$83,970
After income taxes	$79,987	$70,745
Average annual yield on investments (2) (3)
Before income taxes	4.5%	4.6%
After income taxes	3.9%	4.0%
Net realized investment (losses) gains	$(261,947)	$84,451
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets excluding cash for each period.
(2) Net investment income includes approximately $12.0 million and $12.9 million of interest income earned on cash (approximately $9.5 million and $10.2 million after tax) for the three months ended September 30, 2026 and 2025, respectively. Average annual yield on investments does not include interest income earned on cash.
(3) Higher net investment income before and after income taxes for the three months ended September 30, 2026 compared to the corresponding period in 2025 resulted largely from higher average invested assets, partially offset by decreases in average annual yield on investments and interest income earned on cash before and after taxes. Average annual yield on investments before income taxes decreased, primarily due to an increase in tax-exempt investments with lower pre-tax yields combined with lower yields on floating rate investments resulting from lower short-term market interest rates, partially offset by higher yields on long-term investments. Average annual yield on investments after income taxes decreased, primarily due to lower yields on floating rate investments resulting from lower short-term market interest rates, partially offset by higher yields on long-term investments.

The following tables present the components of net realized investment gains or losses included in net (loss) income:

	Three Months Ended September 30, 2026
	Gains (Losses) Recognized in Net Loss
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1) (2)	$(2,038)	$(241,342)	$(243,380)
Equity securities (1) (3)	(2,783)	(21,873)	(24,656)
Short-term investments (1)	—	5	5
Note receivable (1)	—	(50)	(50)
Options sold	5,738	396	6,134
Total	$917	$(262,864)	$(261,947)

	Three Months Ended September 30, 2025
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1) (2)	$390	$38,734	$39,124
Equity securities (1) (3)	16,479	26,615	43,094
Short-term investments (1)	—	4	4
Notes receivable (1)	—	(387)	(387)
Options sold	2,207	409	2,616
Total	$19,076	$65,375	$84,451
__________
(1)The changes in fair value of the investment portfolio and notes receivable resulted from application of the fair value option.
(2)The decrease in fair value of fixed maturity securities for the third quarter of 2026 primarily resulted from increases in overall market interest rates. The increase in fair value of fixed maturity securities for the third quarter of 2025 primarily resulted from decreases in overall market interest rates.
(3)The decrease in fair value of equity securities for the third quarter of 2026 primarily resulted from the decline in equity markets associated with the Company's equity securities. The increase in fair value of equity securities for the third quarter of 2025 primarily resulted from the overall improvement in equity markets

Net (Loss) Income

	Three Months Ended September 30,
	2026	2025

	(Amounts in thousands, except per share data)
Net (loss) income	$(13,685)	$280,403
Basic average shares outstanding	55,389	55,389
Diluted average shares outstanding	55,389	55,389
Basic Per Share Data:
Net (loss) income	$(0.25)	$5.06
Net realized investment (losses) gains, net of tax	$(3.74)	$1.20
Diluted Per Share Data:
Net (loss) income	$(0.25)	$5.06
Net realized investment (losses) gains, net of tax	$(3.74)	$1.20

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenues

Net premiums earned and net premiums written for the nine months ended September 30, 2026 increased 10.7% and 10.5%, respectively, from the corresponding period in 2025. The increases in net premiums earned and net premiums written were primarily due to rate increases in the California homeowners line of insurance business and increases in the number of policies written in the California automobile and homeowners lines of insurance business, combined with decreases in ceded premiums earned and ceded premiums written.

Net premiums earned included ceded premiums earned of $186.8 million and $224.3 million for the nine months ended September 30, 2026 and 2025, respectively. Net premiums written included ceded premiums written of $187.1 million and $224.2 million for the nine months ended September 30, 2026 and 2025, respectively. The decreases in ceded premiums earned and written resulted mostly from reinstatement premiums earned and written of $101 million in the first half of 2025 under the Treaty ended June 30, 2025 related to reinstating the fully exhausted reinsurance coverage layers following the Palisades and Eaton wildfires, partially offset by an increase in the annual reinsurance premium under the Treaty ended June 30, 2026 compared to the Treaty ended June 30, 2025 due to higher reinsurance coverage and rates and growth in the covered book of business.

The following is a reconciliation of net premiums earned to net premiums written:

	Nine Months Ended September 30,
	2026	2025

	(Amounts in thousands)
Net premiums earned	$4,495,548	$4,060,208
Change in net unearned premiums	249,749	233,840
Net premiums written	$4,745,297	$4,294,048

Expenses

The following table presents the Insurance Companies’ loss, expense, and combined ratios determined in accordance with GAAP:

	Nine Months Ended September 30,
	2026	2025

Loss ratio	65.0%	75.0%
Expense ratio	24.8%	24.1%
Combined ratio	89.8%	99.0%
__________
(1) Combined ratio for the nine months ended September 30, 2025 does not sum due to rounding.

The loss ratio for the nine months ended September 30, 2026 and 2025 was affected by favorable development of approximately $102 million and $74 million, respectively, on prior accident years' loss and loss adjustment expense reserves. The favorable development for the nine months ended September 30, 2026 was primarily attributable to lower than estimated losses and loss adjustment expenses in the automobile line of insurance business, partially offset by adverse development on the homeowners line of insurance business. The favorable development for the nine months ended September 30, 2025 was primarily attributable to lower than estimated losses and loss adjustment expenses in the automobile and homeowners lines of insurance business.

In addition, the 2026 loss ratio was negatively impacted by approximately $126 million of catastrophe losses net of reinsurance, excluding unfavorable development of approximately $65 million on prior years' catastrophe losses largely related to the Palisades and Eaton wildfires, primarily due to storms in Oklahoma and Texas. The 2025 loss ratio was negatively impacted by approximately $507 million of catastrophe losses, excluding favorable development of approximately $18 million on prior years' catastrophe losses, primarily due to the Palisades and Eaton wildfires in California and storms in Texas and Oklahoma.

Excluding the effects of estimated prior accident years’ loss development and catastrophe losses, the loss ratio was 64.5% and 64.3% for the nine months ended September 30, 2026 and 2025, respectively. The increase in the loss ratio was primarily due to an increase in loss severity in the private passenger automobile line of insurance business, mostly offset by rate increases in the California homeowners line of insurance business and the decrease in ceded premiums earned that is discussed above.

The expense ratio for the nine months ended September 30, 2026 increased from the corresponding period in 2025, which was largely attributable to increases in profitability-based accruals, partially offset by the rate increases and the decrease in ceded premiums earned that are discussed above.
Income tax expense was $99.9 million and $76.2 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in income tax expense was primarily due to a $125.3 million increase in total pre-tax income. Income tax expense of $99.9 million on pre-tax income of $540.1 million, including tax-exempt investment income of $104.1 million, resulted in an effective tax rate of 18.5%, below the statutory tax rate of 21%, for the nine months ended September 30, 2026, and income tax expense of $76.2 million on pre-tax income of $414.8 million, including tax-exempt investment income of $70.1 million, resulted in an effective tax rate of 18.4% for the corresponding period in 2025.

Investments

The following table presents the investment results of the Company:

	Nine Months Ended September 30,
	2026	2025

	(Dollars in thousands)
Average invested assets at cost (1)	$6,924,365	$5,840,849
Net investment income (2) (3)
Before income taxes	$268,738	$244,208
After income taxes	$229,469	$204,616
Average annual yield on investments (2) (3)
Before income taxes	4.5%	4.7%
After income taxes	3.9%	4.0%
Net realized investment (losses) gains	$(179,977)	$131,251
__________
(1) Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost. Average invested assets at cost are based on the monthly amortized cost of the invested assets excluding cash for each period.
(2) Net investment income includes approximately $35.1 million and $38.4 million of interest income earned on cash (approximately $27.7 million and $30.4 million after tax) for the nine months ended September 30, 2026 and 2025, respectively. Average annual yield on investments does not include interest income earned on cash.
(3) Higher net investment income before and after income taxes for the nine months ended September 30, 2026 compared to the corresponding period in 2025 resulted largely from higher average invested assets, partially offset by decreases in average annual yield on investments and interest income earned on cash before and after taxes. Average annual yield on investments before income taxes decreased, primarily due to an increase in tax-exempt investments with lower pre-tax yields combined with lower yields on floating rate investments resulting from lower short-term market interest rates. Average annual yield on investments after income taxes decreased, primarily due to lower yields on floating rate investments resulting from lower short-term market interest rates.

The following tables present the components of net realized investment gains or losses included in net income:

	Nine Months Ended September 30, 2026
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1) (2)	$(11,292)	$(235,425)	$(246,717)
Equity securities (1) (3)	45,197	7,083	52,280
Short-term investments (1)	—	10	10
Note receivable (1)	—	(173)	(173)
Options sold	14,344	279	14,623
Total	$48,249	$(228,226)	$(179,977)

	Nine Months Ended September 30, 2025
	Gains (Losses) Recognized in Net Income
	Sales	Changes in fair value	Total

	(Amounts in thousands)
Net realized investment gains (losses)
Fixed maturity securities (1) (2)	$(16,775)	$47,718	$30,943
Equity securities (1) (3)	76,671	19,106	95,777
Short-term investments (1)	—	(6)	(6)
Notes receivable (1)	—	213	213
Options sold	4,907	(583)	4,324
Total	$64,803	$66,448	$131,251
__________
(1)The changes in fair value of the investment portfolio and notes receivable resulted from application of the fair value option.
(2)The decrease in fair value of fixed maturity securities for the nine months ended September 30, 2026 primarily resulted from increases in overall market interest rates. The increase in fair value of fixed maturity securities for the nine months ended September 30, 2025 primarily resulted from decreases in overall market interest rates.
(3)The increases in fair value of equity securities for the nine months ended September 30, 2026 and 2025 primarily resulted from the overall improvement in equity markets.

Net Income

	Nine Months Ended September 30,
	2026	2025

	(Amounts in thousands, except per share data)
Net income	$440,237	$338,547
Basic average shares outstanding	55,389	55,389
Diluted average shares outstanding	55,389	55,389
Basic Per Share Data:
Net income	$7.95	$6.11
Net realized investment (losses) gains, net of tax	$(2.57)	$1.87
Diluted Per Share Data:
Net income	$7.95	$6.11
Net realized investment (losses) gains, net of tax	$(2.57)	$1.87

LIQUIDITY AND CAPITAL RESOURCES

A. Cash Flows

The Company has generated positive cash flow from operations in each full year since the public offering of its common stock in November 1985. The Company does not attempt to match the duration and timing of asset maturities with those of liabilities; rather, it manages its portfolio with a view towards maximizing total return with an emphasis on after-tax income. With combined cash and short-term investments of $1,531.9 million at September 30, 2026, the Company believes its cash flow from future operations is adequate to satisfy its liquidity requirements. Investment maturities are also available to meet the Company’s liquidity needs. However, the Company operates in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that the Company’s sources of funds will be sufficient to meet its liquidity needs or that the Company will not be required to raise additional funds to meet those needs or for future business expansion, through the sale of equity or debt securities or from credit facilities with lending institutions.

Net cash provided by operating activities for the nine months ended September 30, 2026 was $930.7 million, an increase of $131.4 million from the corresponding period in 2025. The increase was primarily due to an increase in premium collections and a decrease in payments for losses and loss adjustment expenses, net of reinsurance, partially offset by increases in payments for income taxes and operating expenses. The Company utilized the cash provided by operating activities during the nine months ended September 30, 2026 primarily for the net purchases of investment securities and payment of dividends to its shareholders.

The following table presents the estimated fair value of fixed maturity securities at September 30, 2026 by contractual maturity in the next five years:

Fixed Maturity Securities
(Amounts in thousands)
Due in one year or less	$216,637
Due after one year through two years	129,522
Due after two years through three years	173,130
Due after three years through four years	276,081
Due after four years through five years	116,984
Total due within five years	$912,354

B. Reinsurance
For California homeowners policies, the Company has reduced its catastrophe exposure from earthquakes by placing earthquake risks directly with the California Earthquake Authority ("CEA"). However, the Company continues to have catastrophe exposure to fires following an earthquake.
The Company is the assuming reinsurer under a Catastrophe Portfolio Participation Reinsurance Contract (the "Contract") effective through December 31, 2028. The Company reimburses a group of affiliates of a ceding company for a proportional share of a portfolio of catastrophe losses based on the premiums ceded to the Company under the Contract, to the extent the actual loss ratio exceeds the threshold loss ratio of 73.5%. The total assumed premium under the Contract is $15.0 million for each of the 12-month periods ending December 31, 2025 through 2028. The total possible amount of losses for the Company under the Contract is $30.0 million for each of the 12-month periods ending December 31, 2025 through 2028. The Company recognized incurred losses of approximately $(2.5) million and $(0.8) million for the nine months ended September 30, 2026 and 2025, respectively, under the Contract. The negative incurred losses for the nine months ended September 30, 2026 and 2025 resulted primarily from favorable development on prior years' catastrophe losses that were ceded to the Company under the Contract.
The Company is the assuming reinsurer under a Property Quota Share Reinsurance Contract ("Quota Share Contract") effective through December 31, 2026 and reimburses ceding companies for a proportional share of losses based on the premiums ceded to the Company under the Quota Share Contract. The total annual assumed premium under the Quota Share Contract is approximately $17 million and $11 million for the 12 months ending December 31, 2026 and 2025, respectively. The total annual possible amount of losses that can be ceded to the Company under the Quota Share Contract is approximately $60 million and $32 million for the 12 months ending December 31, 2026 and 2025, respectively. The Company recognized incurred losses of approximately $10.3 million and $6.2 million for the nine months ended September 30, 2026 and 2025, respectively, under the Quota Share Contract.
The Company is the assuming reinsurer under a Catastrophe Quota Share Reinsurance Agreement ("Quota Share Agreement") effective through December 31, 2026 and reimburses ceding companies for a proportional share of losses based on the premiums ceded to the Company under the Quota Share Agreement. The total assumed premium under the Quota Share Agreement is approximately $5 million for the 12 months ending December 31, 2026. The total possible amount of losses for the Company under the Quota Share Agreement is approximately $12 million for the 12 months ending December 31, 2026. The Company recognized incurred losses of approximately $2.9 million for nine months ended September 30, 2026 under the Quota Share Agreement. The Quota Share Agreement commenced on January 1, 2026.

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

The catastrophe events that occurred in 2026 caused approximately $105 million in losses and loss adjustment expenses to the Company before reinsurance, resulting primarily from storms in Oklahoma and Texas. The catastrophe events that occurred in 2025 caused approximately $1,877 million in losses and loss adjustment expenses to the Company before reinsurance as of September 30, 2026, resulting primarily from the Palisades and Eaton wildfires in California and storms in Texas and Oklahoma. Catastrophe losses for the events that occurred in 2025 was reduced by approximately $612 million of subrogation recorded on the Palisades and Eaton wildfires. All of the reinsurance benefits available for the 12 months ended June 30, 2025 under the Treaty, approximately $1,290 million, were used for losses from the Palisades and Eaton wildfires in the first quarter of 2025, and limits totaling $1,238 million were reinstated. See Note 10. Loss and Loss Adjustment Expense Reserves of the Notes to Consolidated Financial Statements for additional information. None of the 2025 catastrophe events, other than the Palisades and Eaton wildfires, individually resulted in losses in excess of the Company’s per-occurrence retention limit of $200 million and $150 million under the Treaty for the 12 months ended June 30, 2026 and 2025, respectively.

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

The following table presents the composition of the total investment portfolio of the Company at September 30, 2026:

	Cost (1)	Fair Value

	(Amounts in thousands)
Fixed maturity securities:
U.S. government bonds	$14,926	$14,245
Municipal securities	4,063,106	3,879,530
Mortgage-backed securities	665,870	638,176
Corporate securities	699,634	682,711
Collateralized loan obligations	757,858	744,254
Other asset-backed securities	67,206	54,784
	6,268,600	6,013,700
Equity securities:
Common stock	698,609	839,529
Non-redeemable preferred stock	52,206	37,732
Private equity investment	5,000	5,103
Private equity funds measured at net asset value (2)	142,100	106,961
	897,915	989,325
Short-term investments	226,648	226,672
Total investments	$7,393,163	$7,229,697
______________
(1)    Fixed maturities and short-term bonds at amortized cost; equities and other short-term investments at cost.
(2)    The fair value is measured using the NAV practical expedient. See Note 5. Fair Value Measurements of the Notes to Consolidated Financial Statements for additional information.
At September 30, 2026, 46.2% of the Company’s total investment portfolio at fair value and 55.6% of its total fixed maturity securities at fair value were invested in tax-exempt state and municipal bonds. Equity holdings consist of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, private equity funds, and private equity investment which is a direct investment in a private company. At September 30, 2026, all of the Company's short-term investments consisted of highly rated short-duration securities redeemable on a daily or weekly basis.

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

The following table presents the maturities and durations of the Company's fixed maturity securities:

	September 30, 2026	December 31, 2025

	(in years)
Fixed Maturity Securities
Nominal average maturity
excluding short-term investments	17.2	14.7
including short-term investments	16.6	13.8
Call-adjusted average maturity (1)
excluding short-term investments	13.1	4.8
including short-term investments	12.6	4.5
Modified duration reflecting anticipated early calls (1)
excluding short-term investments	6.4	4.6
including short-term investments	6.2	4.4
______________
(1)    The large increases in call-adjusted average maturity and modified duration reflecting anticipated early calls are driven mainly by the rise in interest rates during September 2026. Higher interest rates lowered the likelihood that issuers would exercise call options on the Company’s substantial holdings of callable tax-exempt municipal bonds and also slowed expected prepayments on its agency and private-label mortgage-backed securities, causing a greater share of both the municipal and mortgage-backed securities to be modeled further out the maturity curve rather than to earlier redemption or prepayment dates. While the Company continues to monitor rate-driven changes in call and prepayment expectations, the extension in call-adjusted maturity and duration is a direct result of this shift in anticipated early cash flows across the fixed maturity portfolio.

Another exposure related to the fixed maturity securities is credit risk, which is managed by maintaining a weighted-average portfolio credit quality rating of AA- and, A+, at fair value, at September 30, 2026 and December 31, 2025, respectively. The Company's municipal bond holdings, of which 86.2% were tax exempt, represented 55.6% of its fixed maturity securities portfolio at September 30, 2026, at fair value, and are broadly diversified geographically. See Part I-Item 3. Quantitative and Qualitative Disclosures About Market Risks for a breakdown of municipal bond holdings by state.
To calculate the weighted-average credit quality ratings disclosed throughout this Quarterly Report on Form 10-Q, individual securities were weighted based on fair value and credit quality ratings assigned by nationally recognized securities rating organizations.
Taxable holdings consist principally of investment grade issues. At September 30, 2026, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $8.8 million and $28.1 million, respectively, at fair value, and represented 0.1% and 0.5%, respectively, of total fixed maturity securities. At December 31, 2025, fixed maturity securities holdings rated below investment grade and non-rated bonds totaled $10.1 million and $50.6 million, respectively, at fair value, and represented 0.2% and 0.9%, respectively, of total fixed maturity securities.
The overall credit ratings for the Company’s fixed maturity securities portfolio were relatively stable during the nine months ended September 30, 2026, with 96.4% of fixed maturity securities at fair value experiencing no change in their overall rating. 2.9% and 0.7% of fixed maturity securities at fair value experienced upgrades and downgrades, respectively, during the nine months ended September 30, 2026.

The following table presents the credit quality ratings of the Company’s fixed maturity securities by security type at fair value:

	September 30, 2026
	(Dollars in thousands)
Security Type	AAA(1)	AA(1)	A(1)	BBB(1)	Non-Rated/Other(1)	Total Fair Value(1)
U.S. government bonds:
Treasuries	$14,245	$—	$—	$—	$—	$14,245
Total	14,245	—	—	—	—	14,245
	100.0%	—%	—%	—%	—%	100.0%
Municipal securities:
Insured	84,436	307,598	81,901	7,072	1,000	482,007
Uninsured	272,165	1,623,900	1,374,132	117,678	9,648	3,397,523
Total	356,601	1,931,498	1,456,033	124,750	10,648	3,879,530
	9.2%	49.8%	37.5%	3.2%	0.3%	100.0%
Mortgage-backed securities:
Commercial	18,403	—	—	—	—	18,403
Agencies	—	68,509	—	—	—	68,509
Non-agencies:
Prime	324,256	225,932	—	—	236	550,424
Alt-A	—	341	71	—	428	840
Total	342,659	294,782	71	—	664	638,176
	53.7%	46.2%	—%	—%	0.1%	100.0%
Corporate securities:
Basic Materials	—	—	—	4,104	—	4,104
Communications	—	—	—	3,669	—	3,669
Consumer, cyclical	—	—	16,506	12,902	—	29,408
Consumer, non-cyclical	—	14,665	71,358	4,844	—	90,867
Energy	—	6,267	—	33,053	—	39,320
Financial	—	118,411	351,978	16,248	—	486,637
Industrial	—	—	5,911	10,717	—	16,628
Technology	—	—	1,729	—	—	1,729
Utilities	—	—	—	10,349	—	10,349
Total	—	139,343	447,482	95,886	—	682,711
	—%	20.4%	65.6%	14.0%	—%	100.0%
Collateralized loan obligations:
Corporate	103,698	217,991	399,420	—	23,145	744,254
Total	103,698	217,991	399,420	—	23,145	744,254
	13.9%	29.3%	53.7%	—%	3.1%	100.0%

Other asset-backed securities	2,597	9,237	21,632	18,824	2,494	54,784
	4.7%	16.9%	39.5%	34.3%	4.6%	100.0%
Total	$819,800	$2,592,851	$2,324,638	$239,460	$36,951	$6,013,700
	13.6%	43.1%	38.7%	4.0%	0.6%	100.0%
_____________
(1)Intermediate ratings are included at each level (e.g., AA includes AA+, AA and AA-).

U.S. Government Bonds

The Company had $14.2 million and $21.5 million, or 0.2% and 0.4% of its fixed maturity securities portfolio, at fair value, in U.S. government bonds at September 30, 2026 and December 31, 2025, respectively. Moody's and Fitch ratings for

U.S. government-issued debt were Aa1 and AA+, respectively, at September 30, 2026 and December 31, 2025. The modified duration of the U.S. government bonds portfolio reflecting anticipated early calls was 4.2 years and 2.9 years at September 30, 2026 and December 31, 2025, respectively.

Municipal Securities

The Company had $3.88 billion and $3.54 billion, or 64.5% and 65.2% of its fixed maturity securities portfolio, at fair value, in municipal securities at September 30, 2026 and December 31, 2025, respectively. At each of September 30, 2026 and December 31, 2025, the weighted-average rating of the Company’s total municipal securities was AA-. 13.8% and 18.9% of the Company's municipal securities, at fair value, were subject to federal taxes at September 30, 2026 and December 31, 2025, respectively. The modified duration of the municipal securities portfolio reflecting anticipated early calls was 7.1 years and 4.9 years at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026 and December 31, 2025, $482.0 million and $456.8 million, respectively, of the Company's municipal securities, at fair value, were insured. The Company considers the strength of the underlying credit as a buffer against potential market value declines which may result from future rating downgrades of the bond insurers. In addition, the Company has a long-term time horizon for its municipal bond holdings, which generally allows it to recover the full principal amounts upon maturity and avoid forced sales prior to maturity of bonds that have declined in market value due to the bond insurers’ rating downgrades. Based on the uncertainty surrounding the financial condition of these insurers, it is possible that there will be future downgrades to below investment grade ratings by the rating agencies in the future, and such downgrades could impact the estimated fair value of municipal bonds.

Mortgage-Backed Securities

The Company had mortgage-backed securities portfolio of $638.2 million and $297.4 million, or 10.6% and 5.5% of the Company's fixed maturity securities portfolio at fair value, at September 30, 2026 and December 31, 2025, respectively. Substantially all of the Company's mortgage-backed securities portfolio at those dates was categorized as loans to “prime” residential and commercial real estate borrowers. The Company had holdings of $18.4 million and $11.2 million at fair value ($19.1 million and $11.3 million at amortized cost) in commercial mortgage-backed securities at September 30, 2026 and December 31, 2025, respectively.
The weighted-average rating of the entire mortgage-backed securities portfolio was AA+ at each of September 30, 2026 and December 31, 2025. The modified duration of the mortgage-backed securities portfolio reflecting anticipated early calls was 4.1 years and 3.4 years at September 30, 2026 and December 31, 2025, respectively.

Corporate Securities

Corporate securities included in fixed maturity securities were as follows:

	September 30, 2026	December 31, 2025

	(Dollars in thousands)
Corporate securities at fair value	$682,711	$751,602
Percentage of total fixed maturity securities portfolio	11.4%	13.8%
Modified duration	3.7 years	2.9 years
Weighted-average rating	A	A

Collateralized Loan Obligations

Collateralized loan obligations included in fixed maturity securities were as follows:

	September 30, 2026	December 31, 2025

	(Dollars in thousands)
Collateralized loan obligations at fair value	$744,254	$722,794
Percentage of total fixed maturity securities portfolio	12.4%	13.3%
Modified duration	6.2 years	5.9 years
Weighted-average rating	AA-	AA-

Other Asset-Backed Securities

Other asset-backed securities included in fixed maturity securities were as follows:

	September 30, 2026	December 31, 2025

	(Dollars in thousands)
Other asset-backed securities at fair value	$54,784	$98,455
Percentage of total fixed maturity securities portfolio	0.9%	1.8%
Modified duration	2.2 years	0.9 years
Weighted-average rating	A	A-

Equity Securities

Equity holdings of $989.3 million and $812.8 million at fair value, as of September 30, 2026 and December 31, 2025, respectively, consisted of non-redeemable preferred stocks, common stocks on which dividend income is partially tax-sheltered by the 50% corporate dividend received deduction, private equity funds, and private equity investment which is a direct investment in a private company. The Company had a net gain of $7.1 million and $19.1 million due to changes in fair value of the Company’s equity securities portfolio for the nine months ended September 30, 2026 and 2025, respectively. The primary cause for the increases in fair value of the Company’s equity securities portfolio for the nine months ended September 30, 2026 and 2025 was the overall improvement in equity markets.

The Company’s common stock allocation is intended to enhance the return of and provide diversification for the total portfolio. At September 30, 2026, 13.7% of the total investment portfolio at fair value was held in equity securities, compared to 12.4% at December 31, 2025. The Company reduced its equity security holdings in January 2025 to ensure ample liquidity for losses from the Palisades and Eaton wildfires and to reduce volatility in the investment portfolio (see "Equity Price Risk" under Item 3 below).
D. Debt

The Company's debts at September 30, 2026 were $525 million of senior unsecured notes that are publicly traded and $50 million drawn under an unsecured credit facility. For additional information on these debts, see Note 11. Notes Payable of the Notes to Consolidated Financial Statements.

The Company was in compliance with all of the financial covenants pertaining to minimum statutory surplus, debt to total capital ratio, and risk based capital ratio under the unsecured credit facility at September 30, 2026.

E. Regulatory Capital Requirements

Among other considerations, industry and regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to statutory policyholders’ surplus should not exceed 3.0 to 1. Based on the combined surplus of all the Insurance Companies of $2.88 billion at September 30, 2026, and net premiums written of $6.17 billion for the twelve months ended on that date, the ratio of net premiums written to surplus was 2.14 to 1 at September 30, 2026.

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

Credit Risk

Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. The estimated weighted-average credit quality rating of the fixed maturity securities portfolio was AA- and A+, at fair value, at September 30, 2026 and December 31, 2025, respectively.

The following table presents fixed maturity municipal securities by state in descending order of holdings at fair value at September 30, 2026:

States	Fair Value	Average Rating
	(Amounts in thousands)
Florida	$536,911	A+
New York	367,235	AA
California	360,279	AA-
Texas	351,284	AA
Pennsylvania	233,562	A+
Other states	2,030,259	AA-
Total	$3,879,530

At September 30, 2026, the fixed maturity municipal securities portfolio was broadly diversified among the states and the largest holdings were in populous states such as Florida and New York. These holdings were further diversified primarily among cities, counties, schools, public works, hospitals, and state general obligations. The Company seeks to minimize overall credit risk and ensure diversification by limiting exposure to any particular issuer.

Taxable fixed maturity securities represented 44.4% of the Company’s total fixed maturity securities portfolio at fair value at September 30, 2026. 0.01% of the Company’s taxable fixed maturity securities at fair value, representing 0.002% of its total fixed maturity securities portfolio at fair value, were rated below investment grade at September 30, 2026. Below investment grade issues are considered “watch list” items by the Company, and their status is evaluated within the context of the Company’s overall portfolio and its investment policy on an aggregate risk management basis, as well as their ability to recover their investment on an individual issue basis.

Equity Price Risk
Equity price risk is the risk that the Company will incur losses due to adverse changes in equity markets.

At September 30, 2026, the Company’s primary objective for common equity investments was current income. The fair value of the equity investments consisted of $839.5 million in common stocks, $37.7 million in non-redeemable preferred stocks, $5.1 million in private equity investment, and $107.0 million in private equity funds. Common stocks are typically valued for future economic prospects as perceived by the market.
Common stocks represented 11.6% of total investments at fair value at September 30, 2026. Beta is a measure of a security’s systematic (non-diversifiable) risk, which is measured by the percentage change in an individual security’s return for a 1% change in the return of the market.

Based on hypothetical reductions in the overall value of the stock market, the following table illustrates estimated reductions in the overall value of the Company’s common stock portfolio at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

	(Amounts in thousands, except average Beta)
Average Beta	0.85	0.84
Hypothetical reduction of 25% in the overall value of the stock market	$172,046	$142,205
Hypothetical reduction of 50% in the overall value of the stock market	$344,092	$284,410

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
The fixed maturity securities portfolio, which represented 83.2% of total investments at September 30, 2026 at fair value, is subject to interest rate risk. The change in market interest rates is inversely related to the change in the fair value of the fixed maturity securities portfolio. A common measure of the interest sensitivity of fixed maturity securities is modified duration, a calculation that utilizes maturity, coupon rate, yield and call terms to calculate an average age to receive the present value of all the cash flows produced by such assets, including reinvestment of interest. The longer the duration, the more sensitive the asset is to market interest rate fluctuations.
The Company has historically invested in fixed maturity securities with a goal of maximizing after-tax yields and holding assets to the maturity or call date. Since assets with longer maturities tend to produce higher current yields, the Company’s historical investment philosophy resulted in a portfolio with a moderate duration. Fixed maturity securities purchased by the Company typically have call options attached, which further reduce the duration of the asset as interest rates decline. The modified duration of the overall fixed maturity securities portfolio reflecting anticipated early calls increased to 6.2 years at September 30, 2026 from 4.4 years at December 31, 2025, resulting primarily from higher market interest rates, which reduced the probability of early calls on callable municipal securities and slowed prepayments on the Company’s agency and private-label mortgage-backed securities, thereby extending the expected life of the portfolio.
If interest rates were to rise by 100 and 200 basis points, the Company estimates that the fair value of its fixed maturity securities portfolio at September 30, 2026 would decrease by $385.5 million and $770.9 million, respectively. Conversely, if interest rates were to decrease, the fair value of the Company’s fixed maturity securities portfolio would rise, and it may cause a higher number of the Company's fixed maturity securities to be called away. The proceeds from the called fixed maturity securities would likely be reinvested at lower yields, which would result in lower overall investment income for the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

10.1
First Amendment to Second Amended and Restated Credit Agreement, dated as of July 31, 2026, by and among Mercury General Corporation, Bank of America, N.A., as administrative agent, and the other lenders and parties party thereto. (This document was filed as an exhibit to Registrant’s Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2026, and is incorporated herein by this reference.)

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

MERCURY GENERAL CORPORATION

Date: November 3, 2026	By:	/s/ Gabriel Tirador
Gabriel Tirador
Chairman of the Board and Chief Executive Officer

Date: November 3, 2026	By:	/s/ Theodore R. Stalick
Theodore R. Stalick
Senior Vice President and Chief Financial Officer